Form 10-K
period 2008-12-31
OptimizeRx Corp
filed 2009-04-15
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53605

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 Sixth Street, Rochester, MI	48307
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 248.651.6558

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $32,439,763

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  12,262,958 as of December 31, 2008.

PART I

Item 1.   Business

Company Overview

We conduct all of our operations through our wholly-owned subsidiary, OptimizeRx Michigan. We are a development-stage company that has developed a website, www.optimizerx.com (our “Site”), to help medical patients better afford and manage their rising healthcare costs.  In addition, we provide unique advertising programs to the pharmaceutical and healthcare industries.

We recognize that patients have increasing influence in their healthcare decisions, particularly in their medications: what to buy, where to buy, and how to buy. However, there is very little information available to consumers regarding how to access available savings and support programs. We developed our Site to enable consumers to meet their prescribed pharmacological therapies in the most cost-effective manner possible. Our Site is a portal that identifies programs and savings that are available to consumers, based upon their needs. By creating a portal by which consumers access savings on their pharmaceutical needs, we have also created a Site where pharmaceutical companies can reach consumers with their advertising and other programs.

Principal Products and Applications

o
OPTIMIZERx.com – Our Site is a portal to healthcare savings for patients to centrally review and participate in prescription and healthcare savings and support programs. We strive to provide all the information and guidance that patients undergoing long-term pharmaceutical treatments may require. Patients can search by their medication or their condition in order to access educational information regarding their condition, information regarding their medication, coupons for instant savings when they purchase their medications, information on free drug trials, and guidance to any other savings programs available to them.

By providing information as well as significant savings opportunities to users of our Site, we hope to become the default medical website for both patients and the pharmaceutical industry. We feel that the aging of the baby boom generation, combined with the preponderance of internet usage to access information and savings in all areas, has created a large potential market for our Site. The Site is also the launching point for our other products, OFFERx and ADHERxE.

o
OFFERx – We have entered into an exclusive relationship with Cegedim Dendrite’s OPUS Health division (“OPUS”). OPUS specializes in developing pharmaceutical sales and marketing programs, having pioneered the use of pharmacy loyalty cards. They also have the largest pharmacy network in the industry, having contracted with over 61,000 pharmacies. Through our relationship with OPUS, we gain access to and have the opportunity to offer programs for the pharmacies in OPUS’s network. OPUS, in turn, manages the loyalty cards generated through the program, building their patient database as well.

Our turn-key online platform, OFFERx, allows manufactures to create, promote, and fulfill new medication offering programs directly in all of the pharmacies that participate in our system, which now includes the over 61,000 pharmacies in OPUS’s network. Through our simple online interface, pharmaceutical manufacturers can offer coupons, discounts, and free trials directly to patients on our Site. This gives a significant level of control to manufacturers regarding the timing and level of their discounts. It also allows unprecedented flexibility in responding to market conditions as manufacturers will no longer need to allow for the long lead times necessary to prepare, print, and distribute the materials traditional required for such programs.

o
ADHERxE – We have entered into an exclusive relationship with S&H Digital (“S&H”), the Interactive division of Suddler and Hennessey of WPP healthcare communications agency. S&H has experience in web development, search engine marketing, database marketing, reporting, and analytics, specializing in pharmaceutical marketing. Through our agreement, S&H is responsible for the creating content and managing ADHERxE.

AHERxE is our turn-key online platform that allows manufacturers to engage and monitor patients each month in exchange for activation of their monthly co-pay coupons. Pharmaceutical companies that wish to monitor the usage and effectiveness of their products through online surveys are able to provide incentives for patients to participate in the surveys by providing discounts through online coupons available on our Site. Patients complete an initial survey to determine their treatment status. Each month, when patients respond to reminder emails and complete the manufacturer’s ongoing survey, they receive a coupon for discounts on their medications copays. This helps patients afford their medications and provides a way for pharmaceutical companies to track patient usage and results of treatment programs.

Marketing and Sales

With our marketing partners, including our New York advertising and PR agencies, we intend to promote OPTIMIZERx primarily through the following:

·	Internet Marketing
·	Public Relations Campaigns
·	Physician Offices
·	Direct to Consumer Marketing
·	Newspaper and Advertising
·	Cable TV
·	Pharmacy Partners
·	Fortune 500 Employers- Benefits Departments
·	Unions and Other Church and Civic organizations

For distribution and sales purposes, we rely on internal and independent sales representatives.  Additionally, the Company has entered into co-promotional agreements with both OPUS and S&H as detailed above.

Research and Development

All of our officers and directors are part of our continual research development team and monitor new technologies, trends, services, and partnerships that can help us provide additional services and increased value to the healthcare and pharmaceutical industries and to the patients we serve.

We are currently in launch phase with ADHERxE to allow pharmaceutical and healthcare manufacturers unique way to engage and monitor patients each month in exchange for activation of their next savings offer.

We seek to educate our team through an understanding of all market dynamics that have the potential to affect our business in both the short and long term.  Our primary goal is to help patients better afford and access the medicines their doctors prescribe, as well as other healthcare products and services they need. Based on this goal, we continually seek better ways to meet this mission through the use of improved technology, user feedback, and working closely with the pharmaceutical industry. We are continually seeking new ways we can engage the pharmaceutical industry to provide new support programs to patients in need of their products.

Like any company, we are seeking new services and solutions to offer.  However, we feel that our three current platforms will provide robust opportunities and growth during the next five years.

Competition

We will compete in the highly competitive pharmaceutical and healthcare advertising industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks.  Our largest competitors include a variety of healthcare website publishers and networks who provide online advertising competition to OPTIMIZERx.com, including Quality Health, WebMD, McKesson, and Drugs.com.

•
Quality Health – Quality Health hosts an interactive website that allows users to research information regarding medical conditions, medications, and treatments. Visitors to their website can also search for doctors or health centers in their area, both generally and specific to their condition.

•
WebMD – WebMD provides in-depth reference material regarding medical conditions and medicines to users. Individuals can search for a diagnosis via symptoms or research details regarding their previously diagnosed medical conditions. Online support forums are also hosted for patients with particularly challenging conditions.

•
McKesson – McKesson Corporation has been providing health care services in the United States for over 175 years. They act as a distributor for pharmaceutical companies to a network of pharmacies, and have developed online solutions for customers, third-party payors, and manufacturers. McKesson has significantly greater financial resources and brand recognition than we do.

•
Drugs.com – Drugs.com provides free, accurate, and independent advice on more than 24,000 prescription drugs, over-the-counter medicines, and natural products. Their data sources include Micromedex™, Cerner Multum™, Wolters Kluwer™, and others. Users can search by condition or medication.

Companies who provide similar offer redemption services through a network of pharmacies, such as McKesson, could seek to disrupt our exclusive partnership with OPUS. However, each of our competitors could also be a partner in co-promotion of exclusive offer and adherence campaigns we create on behalf of the client through OFFERx and ADHERxE.

Our competitors who have not done so already may be able to enter into the field by developing a website to promote health care offers. However, most may be limited in their ability to create, promote and manage new and exclusive prescription trials or offers. Additionally, with ADHERxE and the ability to create multiple offers activated each month for returning patients who sign up, we believe that we are uniquely positioned with significant barriers to entry for potential competitors in this area.

Intellectual Property

All key aspects of our promotional and offer development platforms are pending patent review. However, business is not predicated on being awarded patent exclusiveness. Rather, patent protection represents a huge asset and further opportunity upon its receipt.

OPTIMIZERx is a licensed trademark.

Our intellectual property is developed significantly each month.  Since inception, we have developed and launched OFFERx and ADHERxE, and we are further integrating these platforms to provide more robust offerings.  OPTIMIZERx.com and OFFERx are patent pending.

The following table summarizes the status of our patents and patent applications as of the date hereof:

App Number/ Filing Date	Brief Summary (Products Covered)	Status
S.N. 11/528,292 September 27, 2006	System for providing patient savings and promoting health care product sales	Patent application pending.

Government Regulation

Fraud and Abuse Laws

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below. The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Law, and that do not fall within a safe harbor, are analyzed by the OIG on a case-by-case basis. Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas. In addition to the Federal Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines and imprisonment.

Privacy and Security

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated there under require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity's PHI against improper use and disclosure. While not directly regulated by HIPAA, our customers or distributors might face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA.  It is possible that HIPPA compliance could become a substantial regulatory burden and expense to our operations, although we do not believe that this will occur as a general website publisher.

Corporate History

Optimizer Systems, LLC was formed in the State of Michigan on January 31, 2006.  It then became a corporation in the state of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation on October 22, 2007.  On April 14, 2008, our company, known at the time as RFID Ltd., consummated entered into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 10,664,000 shares of common stock of RFID Ltd..  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.  As a result, the historical discussion and financial statements included in this annual report are those of OptimizeRx Corporation.  On April 15, 2008, RFID Ltd’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, we then completed a migratory merger, thereby changing our state of incorporation from Colorado to Nevada, resulting in the current corporate structure in which we, OptimizeRx Corporation, a Nevada corporation is the parent corporation, and OptimizeRx Corporation, a Michigan Corporation is our wholly-owned subsidiary.

Employees

As of January 30, 2009, we had two full-time employees and four independent sales and programming contractors who perform various services for us.   We also engage consultants for investor relations, accounting and legal services.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Michigan.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None

Item 2.   Properties

Currently, we do not own any real estate. Our principal executive offices are located at 407 Sixth Street, Rochester, Michigan, 48307.  We have entered into a six-month lease for this 2,000 square foot facility, with a cost of approximately $2,500 per month. We additionally have free offices within both Cegedim Dendrite’s US Headquarters, as well as Sudler & Hennessey’s New York City offices. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the Pink Sheets, under the symbol “OPRX.” We have requested that a market maker apply for quotation on the OTC Bulletin Board.  As of the date of this Annual Report, that application is still pending.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	4.30	1.56
September 30, 2008	4.20	3.90
June 30, 2008	15.00	3.90
March 31, 2008	7.00	4.00

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	72.00	3.00
September 30, 2007	490.00	64.00
June 30, 2007	550.00	360.00
March 31, 2007	590.00	380.00

On March 13, 2009, the last sales price per share of our common stock was $4.30.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2008, we had 12,262,958 shares of our common stock issued and outstanding, held by 336 shareholders of record.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

On March 5, 2008, our Board of Directors adopted the 2008 Company Stock Option Plan. The purpose of this plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success, by offering them an opportunity to participate in the our future performance through awards of options, the right to purchase common stock and stock bonuses. We reserved 1,490,000 shares of our Common Stock for awards to be made under the 2008 Plan. The 2008 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines who is eligible to receive awards under the plan, grant awards and interpret the 2008 Plan.

We also have warrants outstanding to purchase 7,059,500 shares of our common stock as of December 31, 2008.

Equity Compensation Plans as of December 31, 2008
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	7,424,500	$1.89	1,125,000
Total	7,424,500	$1.89	1,125,000

 Recent Sales of Unregistered Securities

On October 22, 2007, Optimizer Systems, LLC converted to a C-corporation and was renamed OptimizeRx Corporation.  The total issued and outstanding at the time of conversion for OptimizeRx Corporation was 10,000,000 shares of common stock.  Following the conversion, in 2007, OptimizeRx Corporation issued 300,000 shares of its common stock at a price of $1.00 per share for an aggregate purchase price of $300,000.

During 2008, OptimizeRx Corporation sold an aggregate of 364,000 shares of its common stock in a private placement to multiple accredited investors at a price of $1.00 per share for an aggregate purchase price of $364,000.

On April 14, 2008, as RFID, Ltd., we entered into a Share Exchange Agreement with OptimizeRx Corporation, a Michigan corporation and the shareholders of OptimizeRx Corporation, pursuant to which we acquired all of the outstanding stock of OptimizeRx Corporation.  As consideration for the acquisition of OptimizeRx Corporation, we agreed to issue 10,664,000 shares of our common stock to acquire 100% of issued and outstanding shares of OptimizeRx Corporation.

Following the Share Exchange Agreement, we sold an additional 272,000 shares of our common stock in a private placement to multiple accredited investors at a price of $1.00 per share for an aggregate purchase price of $272,000

On September 8, 2008, we sold 35 shares Series A Preferred Stock for $3,500,000 to an accredited investor in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act.  The Series A Preferred Stock is convertible into an aggregate of 3,500,000 shares of our common stock.  Holders of the Series A Preferred Stock are entitled to receive dividends at the rate per share of 10% per annum of the stated value, payable semi-annually, either in cash or in shares of registered common stock, at a ten percent (10%) discount to the market price.  Purchasers of the Series A Preferred Stock were also issued seven-year Series A warrants to purchase 6,000,000 shares of our common stock at an exercise price of $2.00 per share.  We paid finders’ fees of $350,000 and issued to finders seven-year warrants to purchase 600,000 shares of our common stock at the exercise price of $2.00 per share and seven-year warrants to purchase 350,000 shares of our common stock at the exercise price of $1.00 per share.  The offerings and sales were made to a limited number of persons, of who were accredited investors and transfer was restricted by OptimizeRx in accordance with the requirement of the Securities Act of 1933.

In 2008, we issued 70,000 shares of our common stock in exchange for services rendered.

These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering, the investors were accredited investors and / or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are a development-stage company located in Michigan. Since our formation, we have concentrated on developing our business strategy and obtaining financing. We plan to expand awareness, traffic and database to our patient savings portal OPTIMIZERx.com, as well as the launch of our offer development systems OFFERx™ and ADHERxE.  We expect that the primary components of our business will be:

• 	The online patient savings portal OPTIMIZERx.com and our network affiliates
• 	OFFERx to develop, promote and fulfill new offers from pharmaceutical and healthcare manufactures
• 	ADHERxE to allow manufacturers to re-engage their customers through the activation of new savings each month

As demand increases for savings and support programs to help the growing number of patients manage their rising healthcare costs, we plan to extend our reach and visibility through increased online, print and broadcast marketing to increase traffic and our database of qualified health care consumers.

In turn, we will generate revenues through: (i) advertising sales from our online OPTIMIZERx.com and affiliate network; (ii) its database; (iii) direct marketing and sponsorships and (iv) our platforms to create, promote and manage new savings offers for additional clients.

Subsequent to the end of the reporting period, on February 9, 2009, we recorded our 300,000th new member since the beginning of 2009. We feel that the rapid growth of our registered user database will increase our ability to negotiate with pharmaceutical companies and generate advertising revenue. Also, subsequent to the end of the reporting period, on February 13, 2009, we began airing advertisements for OpimizeRx.com on AMC, Travel, MSNBC, Lifetime Movings, and other channels. We anticipate that this national exposure will further increase the growth of our database of registered users.

Results of Operations for the Years Ended December 31, 2008 and 2007

Since inception, OPTIMIZERx Corp. has generated minimal revenue from advertising and use of its database.  In the same period, OPTIMIZERx Corp has incurred expenses related to funding the development of the business plan, new products and platforms and raising capital.

Gross Revenues

Our total revenue reported for the year ended December 31, 2008 was $83,686, a decrease from $100,318 for the year ended December 31, 2007.

Operating Expenses

Operating expenses increased to $1,591,738 for the year ended December 31, 2008 from $456,259 for the year ended December 31, 2007. Our operating expenses for the year ended December 31, 2008 consisted mainly of advertising expenses of $380,497, stock based compensation expenses of $333,004, consulting fees of $322,625, salaries and wages of $151,593, commission expenses of $87,825, website maintenance of $76,746, legal and accounting fees of $58,934, and travel expenses of $54,929.

Other Expenses

Other expenses increased to $2,740,801 for the year ended December 31, 2008 from $5,525 for the year ended December 31, 2007.  The increase in other expenses for the year ended December 31, 2008 from the prior year is primarily attributable to an increase in warrant based compensation.

Net Loss

Net loss for the year ended December 31, 2008 was $4,248,853, compared to net loss of $361,466 for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $2,507,294 and total assets in the amount of $2,643,301. Our total current liabilities as of December 31, 2008 were $217,797.  We had working capital of $2,289,497 as of December 31, 2008.

Operating activities used $919,402 in cash for the year ended December 31, 2008. Our net loss of $4,248,853 was the primary component of our negative operating cash flow, offset mainly by $2,745,280 in stock warrants issued for services, $333,004 in stock options issued for compensation, a $128,648 increase in accounts payable, $70,000 in stock issued for services. Cash flows used by investing activities during the year ended December 31, 2008 was $10,621 for the acquisition of property and equipment.  Cash flows provided by financing activities during the year ended December 31, 2008 amounted to $3,297,250 and consisted of $2,985,000 as proceeds from the issuances of preferred stock, $636,000 as proceeds from the issuances of common stock, $320,000 as proceeds from notes payable, offset by $643,750 incurred in the repayment of notes payable to related parties.

In July 7, 2008, we entered into an investment placement agent agreement with Midtown Partners & Co LLC to raise on a best efforts basis an amount of up to USD $3 million.  Prior to this relationship our financing activities consisted of private investors and loans to cover our operating expenses.

On Sept 8, 2008 we received gross proceeds of $3,500,000 (net $2,985,000) from VICIS Capital for preferred equity share sales which was used towards our working capital.

Our monthly use of funds is for general operations, product development, sales and marketing. Our operational overhead is generally minimized through our small staff and use of independent contractors.

Estimated Monthly Expenses:	Normal Expected Range

Staff salaries	$25,000 - 35,000
Independent Sales Representatives	$10,000 - 15,000
IT and Web/Product Development	$10,000 - 15,000
Rent and other general expenses	$5,000 - 10,000
Travel and other related expenses	$5,000 - 10,000
Other expenses	$2,000 - 5,000
Marketing & Advertising	(Variable: See comments below)

Normal Expected Monthly Cash Burn Rate:  Approximately $57,000- 90,000 plus marketing and advertising

The biggest anticipated variance in expenses will relate to company’s marketing/advertising expenses to both the pharmaceutical industry and direct to consumers. Based on confirmation of successful online and traditional advertising programs, we will aggressively ramp up these programs to increase site traffic, membership database and revenue.

We have invested during the first 4 months of 2009 approximately $250,000  in online advertising that generated approximately 500,000+ enrollments into our database which now exceeds 1 million members. Additionally, we have begun testing a new 30 second national cable commercial to deliver approximately 70 million views/impressions at a cost of approximately $150,000 within the first quarter of 2009 (for a preview, please go to www.optimizerx.com/commercial/).  Upon attaining specific advertisers, we may also have additional advertising expenses to generate maximum advertising revenue to the company.  Management feels that our current cash balance will allow us to meet the expenses required to support our growth plans over the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original  provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent  to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 150%, risk-free interest rate of 2.59% and expected life of 60 months.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2008:

▪
The company currently only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls. Mr. David Lester recently assumed responsibilities for the company as the sole officer.  Prior officers of the company have not implemented checks and balances on internal controls.

Remediation of Material Weakness

In the first quarter 2009, the company engaged the accounting firm of Tama Budaj & Raab P.C. to assist on the preparation of quarterly and annual financials.  The firm also plans to assist the company with quickbooks assistance. The company plans to remedy internal control weaknesses during 2009.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2008.

Name	Age	Position(s) and Office(s) Held
David A. Harrell	42	Chief Executive Officer, President and Director
Thomas E. Majerowicz	57	Secretary and Director
Terence J. Hamilton	43	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David A. Harrell

Mr. Harrell founded the Company in January of 2006 and has served as our President and Chief Executive Officer.  He became a director when the Company changed from a limited liability to a corporation in 2007.  Mr. Harrell was the Vice President of Development for Meridian Incorporated from 2003-2005 and, prior to that, had been Vice President of Sales and Marketing since 1999 at Advance Graphic Systems.  Mr. Harrell has spent two decades leading sales, marketing and business development units within the pharmaceutical and national retail industries. Prior to his work at Advance Graphic Systems, Mr. Harrell served for ten years at SmithKline Beecham, specializing in the managed markets healthcare segment.  As part of the Integrated Health Division, Mr. Harrell was responsible for contracting and achieving regional revenue growth for SmithKline Beecham's four business units: Pharmaceuticals, Consumer Health, Clinical Labs and Diversified Pharmaceutical Services (PBM). During his tenure with SmithKline Beecham, he was a recipient of numerous national awards and served as a member of the Division's Strategic Planning Committee. Mr. Harrell graduated from Oakland University with a Bachelor of Science in Business Administration.

Thomas E. Majerowicz

Mr. Majerowicz joined the Company as our Director in 2007.  Mr. Majerowicz has been a partner at the law firm of Puzzuoli, Hribar, Iafrate, Majerowicz & Kohler since 1979.

Terence J. Hamilton

Mr. Hamilton joined the Company as a Director and VP of Sales in February 2008.  Prior to that, Mr. Hamilton was Manager at MedImmune since 2005 and was Senior National Account Manager for Glaxo SmithKline pharmaceuticals for 13 years prior to that.  Mr. Hamilton has spent the last 19 years working in the pharmaceutical and biotech arenas within various sales, marketing and managed markets management positions. He also has held many positions within the pharmaceutical and biotech industries, including District Manager, Brand Manager, Managed Market Specialist, Contract Manager, Government Account Manager.

Directors

Our bylaws authorize two (2) directors unless changed by the Board of Directors.  The board has since changed the number of directors authorized, and we currently have three (3) Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not a reporting company under Section 12 of the Securities and Exchange Act of 1934 at the end of fiscal year December 31, 2008, and therefore do not have Section 16 reporting compliance information to report during that period of time.

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Harrell, Former President and CEO	2008 2007 2006	144,000 144,000 111,000	- - -	- - -	91,000(1) - -	- - -	- - -	- - -	235,000 144,000 111,000
James Vandeberg, Former CEO of RFID	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)
Options to purchase 100,000 shares of Common Stock valued at $0.91 per share with an exercise price of $1.00 per share.  Please see our Management’s Discussion and Analysis for a discussion on the valuation of our options .

Narrative Disclosure to the Summary Compensation Table

On April 6, 2009, we entered into an employment agreement with Mr. Lester to serve as our Chief Executive Officer.  Under the agreement, we agreed to compensate Mr. Lester $150,000 annually and we granted him options to purchase 500,000 shares of our common stock, with 25% vesting immediately and 25% vesting after the completion of each quarter of hire.  Mr. Lester is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors.  He is entitled to vacation and sick days, and other benefits included in the agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer and directors as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Harrell	100,000 (1)	0	0	$1.00	March 5, 2013	0	0	0	0
Terry Hamilton	150,000 (1)	0	0	$1.00	March 5, 2013	0	0	0	0
Vernon Hartman	50,000 (1)	0	0	$1.00	March 5, 2013	0	0	0	0
Andrew Dahl	20,000 (1)	0	0	$1.00	March 5, 2013	0	0	0	0
Jay Pinney, MD	25,000 (1)	0	0	$1.00	March 5, 2013	0	0	0	0
Thomas Majerowicz	20,000 (1)	0	0	$1.00	March 5, 2013	0	0	0	0

(1)	These options fully vested on the date of grant.

On March 5, 2008, the Board of Directors of the Company approved the issuance of stock options to the above individuals.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas E. Majerowicz	-	-	18,200(1)	-	-	-	18,200
Terence J. Hamilton	-	-	136,500(2)	-	-	-	?136,500

(1)
Represents 20,000 options to purchase common stock valued at $0.91 per share with an exercise price of $1.00 per share. 20,000 options were outstanding at the end of our fiscal 2008 year. Please see our Management’s Discussion and Analysis for a discussion on the valuation of our common stock.

(2)
Represents 150,000 options to purchase common stock valued at $0.91 per share with an exercise price of $1.00 per share. 150,000 options were outstanding at the end of our fiscal 2008 year. Please see our Management’s Discussion and Analysis for a discussion on the valuation of our common stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of January 30, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,262,958 shares of common stock issued and outstanding on December 31, 2008. Except as otherwise indicated, the address of each person named in this table is c/o OptimizeRx Corporation, 407 Sixth Street, Rochester, MI  48307.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)
Executive Officers & Directors:
Common	David A. Harrell(3)	3,612,250 shares	29.21%
Common	Thomas E. Majerowicz(4)	242,750 shares	2.00%
Common	Terence J. Hamilton(5)	595,500 shares	4.80%
Total of All Directors and Executive Officers:		4,450,500 shares	35.51%
More Than 5% Beneficial Owners:
Common	Richard J. Kraniak Roth IRA(6)	1,250,000 shares	10.19%
Common	Cypress Trust(7)	1,150,000 shares	9.38%
Common	Vicis Capital Master Fund(8)	9,500,000 shares	77.47% (9)
Common	Cypress Trust i/t/f Jillene Pinella	1,150,000 shares	9.38%
Total of All 5% Beneficial Owners:		13,050,000 shares	60.34%

(1)
Includes stock option grants made to officers, directors, employees and/or consultants under the 2008 Company Stock Option Plan.  All options listed in this table were granted under the 2008 Stock Option Plan.

(2)
Applicable percentage ownership is based on 12,262,958 shares of common stock outstanding as of December 31, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2008 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of January 30, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes options to purchase 100,000 shares of common stock at a price of $1.00 per share.
(4)	Includes options to purchase 20,000 shares of common stock at a price of $1.00 per share.
(5)	Includes options to purchase 150,000 shares of common stock at a price of $1.00 per share.
(6)	Richard J. Kraniak has voting and dispositive control over the shares held by Richard J. Kraniak Roth IRA, which is located at 101 West Long Lake, Bloomfield Hills, Michigan 48304.
(7)	Linwood C. Meehan III has voting and dispositive control over the shares held by Cypress Trust, which is located at 13750 W. Colonial Dr., Ste. 250-317, Winter Garden, Florida 34787.
(8)
Chris Phillips holds investment and dispositive power of the shares held by Vicis Capital Master Fund.  Shares beneficially owned represent an aggregate of 9,500,000 shares of Common Stock, consisting of (i) 3,500,000 shares issuable upon the conversion of the Series A Preferred Stock; and (ii) 6,000,000 shares issuable upon the exercise of the Series A Warrants. The selling stockholder has informed us that it is not a broker-dealer or affiliate of a broker-dealer.

(9)
Percentage of outstanding shares assumes full conversion and/or exercise of the Series A Preferred Stock and Series A Warrants, respectively.  The selling stockholders purchased the securities which are convertible into common shares.  The selling stockholders have contractually agreed to restrict their ability to convert their shares of Series A Preferred Stock into shares of common stock and to exercise their warrants to purchase shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Exchange Act. Accordingly, the number of shares of common stock set forth in the table for the selling stockholders exceeds the number of shares of common stock that the selling stockholders could own beneficially at any given time through their ownership of the Series A Preferred Stock and the warrants. In that regard, the beneficial ownership of the common stock by the selling stockholder set forth in the table is not determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2008 or in any presently proposed transaction which, in either case, has or will materially affect us.

▪
We had personal loans from private investors to Richard Krankiak and Jillene Pinella, each consisting of $160,000. Both Mr. Krankiak and Ms. Pinella are shareholders each holding in excess of 5% of the issued and outstanding common stock of our company.  No interest accrued on either loan.  We paid each loan in full with proceeds from the September 8, 2008 private placement we conducted with Vicis Capital Master Fund.

▪
We engaged David Harrell for management services under a contract that paid him $48,000 for the period ended April 30, 2008 and $114,500 for the year ended December 31, 2008.  Mr. Harrell became an employee of our company beginning on June 1, 2008.

▪
Upon the transfer of the assets and liabilities from the Optimizer Systems, LLC to OptimizeRx Corporation, the LLC members were issued promissory notes totaling $253,750 under a dilution agreement for a portion of their interests in Optimizer Systems, LLC, except for David Harrell, our director.  Under the exchange agreement, dated April 8, 2008, Mr. Harrell is entitled to the same benefits other LLC members received, only against our company in exchange for waiving his anti-dilution rights.

▪	There was a note to David Harrell for $4,000 and $24,000 at December 31, 2008 and 2007, respectively.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$16,475	$0	$0	$0
2007	$11,927	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;
F-3	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and the periods from inception to December 31, 2008;
F-4	Consolidated Statement of Stockholders’ Equity for period from inception to December 31, 2008;
F-5	Consolidated Statements of Cash Flows for the year ended December 31, 2008 and 2007, and the periods from inception to December 31, 2008;
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1].
3.2	Amended and Restated Bylaws of the Company[1].
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company[1].
10.1	Agreement Concerning the Exchange of Securities, dated on April 14, 2008 by and among RFID, Ltd., OptimizeRx Corporation and the Security Holders of OptimizeRx Corporation[1].
10.2	Securities Purchase Agreement, dated September 8, 2008, by and between the Company and Vicis Capital Master Fund (“Vicis”)[1].
10.3	Form of Series A Warrant[1].
10.4	Registration Rights Agreement, dated September 8, 2008, by and between the Company and Vicis[1].
10.5	Security Agreement, dated September 8, 2008, by and between the Company and Vicis[1].
10.6	Guaranty Agreement, dated September 8, 2008, by and between the Company and Vicis[1].
10.7	Guarantor Security Agreement, dated September 8, 2008, by and between the Company and Vicis[1].
10.8	Form of Partnership Agreement between the Company and Dendrite International, Inc. d/b/a/ Cegedim Dendrite, as entered into on June 24, 2008[1].
10.9	Letter of Intent between the Company and Sudler & Hennessy, dated September 30, 2008[1].
21.1	List of Subsidiaries[1]
23.1	Consent of Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer

1Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 OptimizeRx Corporation

By:	/s/ David Lester
David Lester Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Harrell	By:	/s/ Terence J. Hamilton
	David Harrell Director		Terence J. Hamilton Director
	April 15, 2009		April 15, 2009

By:	/s/ Thomas E. Majerowicz
Thomas E. Majerowicz Director
April 15, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OptimizeRx Corporation
Rochester, Michigan

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from January 31, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation, as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended and for the period from January 31, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
April 10, 2009

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
Current Assets
Cash and cash equivalents	$2,502,656	$135,429
Account receivable – employee	1,346	0
Prepaid expenses	3,292	2,000
Total Current Assets	2,507,294	137,429

Property and Equipment, net	15,270	5,972

Website Development Costs, net	120,737	151,564

TOTAL ASSETS	$2,643,301	$294,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$171,864	$43,216
Accrued expenses	41,933	18,926
Notes payable – related parties	4,000	277,750
Total Current Liabilities	217,797	339,892

Long - term Debt
Notes payable – related party	0	50,000

TOTAL LIABILITIES	217,797	389,892

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par $.001, 450,000,000 shares authorized, 12,222,958 shares issued and outstanding (10,300,000 – 2007)	12,263	10,300
Preferred stock, par $.001, 10,000,000 shares authorized, 35 shares issued and outstanding	0	0
Stock warrants	16,905,280	0
Paid in capital	0	289,700
Deficit accumulated during the development stage	(14,492,039)	(394,927)
Total Stockholders’ Equity (Deficit)	2,425,504	(94,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,643,301	$294,965

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO DECEMBER 31, 2008

	2008	2007	Inception through December 31, 2008

GROSS REVENUES	$83,686	$100,318	$184,004

OPERATING EXPENSES	1,591,738	456,259	2,232,308

NET OPERATING LOSS	(1,508,052)	(355,941)	(2,048,304)

OTHER INCOME (EXPENSES)	(2,740,801)	(5,525)	(2,746,326)

NET LOSS BEFORE INCOME TAXES	(4,248,853)	(361,466)	(4,794,630)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(4,248,853)	$(361,466)	$(4,794,630)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,014,772	2,071,233	-
NET LOSS PER SHARE	$(0.35)	$(0.17)	-

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2008

	Common Stock		Preferred Stock		Stock	Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Total

Balance, January 1, 2007	0	$0	0	$0	$0	$0	$40,289	$40,289

Member contributions	-	-	-	-	-	-	180,000	180,000

Member distributions	-	-	-	-	-	-	(253,750)	(253,750)

Common stock issued to LLC members	10,000,000	10,000	-	-	-	(10,000)	-	-

Common stock issued for cash	300,000	300	-	-	-	299,700	-	300,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(361,466)	(361,466)

Balance, December 31, 2007	10,300,000	$10,300	0	$0	$0	$289,700	$(394,927)	$(94,927)

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2008 (CONTINUED)

	Common Stock		Preferred Stock		Stock	Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Total

Balance, December 31, 2007	10,300,000	$10,300	0	$0	$0	$289,700	$(394,927)	$(94,927)

Issuance of common stock for cash	636,000	636	-	-	-	635,364	-	636,000

Outstanding common stock prior to reverse merger	1,256,958	1,257	-	-	-	(1,257)	-	-

Common stock issued for services	70,000	70	-	-	-	69,930	-	70,000

Issuance of stock options	-	-	-	-	-	333,004	-	333,004

Preferred stock issued for cash	-	-	35	-	-	3,500,000	-	3,500,000

Preferred stock issuance costs	-	-	-	-	-	(515,000)	-	(515,000)

Stock warrants issued					14,160,000	(4,311,741)	(9,848,259)	0

Stock warrants issued for services					2,745,280			2,745,280

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,248,853)	(4,248,853)

Balance, December 31, 2008	12,262,958	$12,263	35	$0	$16,905,280	$0	$(14,492,039)	$2,425,504

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO DECEMBER 31, 2008

	2008	2007	Inception through December 31, 2008
Cash Flows from Operating Activities:
Net Loss	$(4,248,853)	$(361,466)	$(4,794,630)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	32,150	2,824	35,013
Stock issued for services	70,000	0	70,000
Stock options issued for compensation	333,004	0	333,004
Stock warrants issued for services	2,745,280	0	2,745,280
Changes in Assets and Liabilities
(Increase) in prepaid expenses and other current assets	(2,638)	(2,000)	(4,638)
Increase in accounts payable	128,648	43,216	171,864
Increase in accrued expenses	23,007	13,793	41,933
Net Cash Used in Operating Activities	(919,402)	(303,633)	(1,402,174)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(10,621)	(5,493)	(16,887)
Website development costs	0	(120,088)	(154,133)
Net Cash Used in Investing Activities	(10,621)	(125,581)	(171,020)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	320,000	70,000	394,000
Repayments of notes payable – related parties	(643,750)	0	(643,750)
Member contributions	0	180,000	404,600
Net proceeds from common stock	636,000	300,000	936,000
Net proceeds from preferred stock	2,985,000	0	2,985,000
Net Cash Provided by Financing Activities	3,297,250	550,000	4,075,850

Net Increase in Cash and Cash Equivalents	2,367,227	120,786	2,502,656
Cash and Cash Equivalents – Beginning	135,429	14,643	0
Cash and Cash Equivalents – Ending	$2,502,656	$135,429	$2,502,656

Supplemental Cash Flow Information:
Cash paid for interest	$0	$4,453	$4,453
Cash paid for income taxes	$0	$0	$0
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid through issuance of notes payable-related party	$0	$253,750	$253,750

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1:  Nature of Operations

Optimizer Systems, LLC was formed in the State of Michigan on January 31, 2006.  It then became a corporation in the state of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation on October 22, 2007.  On April 14, 2008, RFID Ltd., a Colorado corporation, consummated a reverse merger by entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 1,256,958 shares of common stock of RFID Ltd., representing 100% of the outstanding capital stock of RFID Ltd.  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.    On April 15, 2008, RFID Ltd’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, a migratory merger was completed, thereby changing the state of incorporation from Colorado to Nevada, resulting in the current corporate structure in which OptimizeRx Corporation, a Nevada corporation is the parent corporation, and OptimizeRx Corporation, a Michigan Corporation is a wholly-owned subsidiary (together “OptimizeRx” and the “Company”).

The wholly-owned subsidiary, OptimizeRx Corporation, is a development-stage website publisher and marketing company that creates, promotes and fulfills custom marketing and advertising programs.  The Company help patients better afford and manage their rising healthcare costs.  In addition, the Company also provides unique advertising programs to the pharmaceutical and healthcare industries.  The Company’s websites provide the following services:  (i) OptimizeRx provides patients an opportunity to centrally review and participate in prescription and healthcare savings/support programs; (ii) OFFERx provides a platform to allow manufacturers to create, promote and fulfill new patient offer programs in over 64,000 pharmacies; and (iii) ADHERxE provides a platform that allows manufacturers to engage and monitor patients each month in exchange for activation of their monthly co-pay coupons.

Note 2:  Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the company’s financial statements.  The financial statements and notes are representations of the company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

Basis of Accounting
The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The Company is currently a development stage enterprise.  All losses accumulated since the inception of business have been considered as part of its development stage activities.

Principles of Consolidation
The financial statements reflect the consolidated results of OptimizeRx Corporation (a Nevada corporation) and its wholly owned subsidiary OptyimizeRx Corporation (a Michigan corporation).  All material inter-company transactions have been eliminated in the consolidation.

Cash and Cash Equivalents
For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2:  Significant Accounting Policies (continued)

Fair Value of Financial Instruments
The fair value of cash, accounts receivable and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Property and Equipment
The capital assets are being depreciated over their estimated useful lives using the straight line method of depreciation for book purposes. As of October 18, 2007, the Company acquired the majority of its capital assets at the lower market cost from Optimizer Systems, LLC.

Research and Development
The Company’s key members are part of a continual research and development team and monitor new technologies, trends, services and partnerships that can provide the Company with additional services, value to healthcare and pharmaceutical industries and to the patients we serve.

The Company is currently in a launch phase with ADHERxE to allow pharmaceutical and healthcare manufacturers unique ways to engage and monitor patients each month in exchange for activation of their next savings offer.

The Company seeks to educate team members through understanding of all market dynamics that have the potential to affect business both short term and long term.  The primary goal is to help patients better afford and access the medications their doctors prescribe, as well as other healthcare products and services they need. Based on this, the Company continually seeks better ways to meet this mission through technology, better user experiences and new ways to engage industries to provide new support program for patients needing their products.  The Company is always seeking new services and solutions to offer.  At this time, the three current platforms provide robust opportunities and growth during the next five years.

Revenue Recognition
Substantially all revenue is recognized when it is earned. All revenues are generated through the Company’s website activities.  The Company’s processes are monitored by third parties who collect revenues from clients on a per activity basis and report and forward the revenue to the Company’s account.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable lives of such assets and the allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2:  Significant Accounting Policies (continued)

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Concentration of Credit Risks
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Earnings per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options warrants, and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for 2008 and 2007, respectively, since their effect is anti-dilutive.

Note 3:  Property and Equipment

Property and equipment is recorded at cost and consisted of the following at December 31:

	2008	2007
Computer equipment	$12,594	$1,974
Furniture and fixtures	4,293	4,293
Subtotal	16,887	6,267
Accumulated depreciation	(1,617)	(295)
Property and equipment, net	$15,270	$5,972

Depreciation expense was $1,322 and $256 for the years ended December 31, 2008 and 2007, respectively.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 4:  Website Development Costs

The Company has capitalized costs in developing their website which consisted of the following at December 31:

	2008	2007
Website costs	$154,133	$154,133
Accumulated amortization	(33,396)	(2,569)
Website development costs, net	$120,737	$151,564

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007.

Amortization expense was $30,827 and $2,569 for the years ended December 31, 2008 and 2007, respectively.

Note 5:  Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2008	2007
Accrued interest	$1,683	$1,072
Accrued payroll taxes	24,091	0
Accrued expenses	6,159	10,354
Accrued audit fees	10,000	7,500
Total accrued expenses	$41,933	$18,926

Note 6:  Notes Payable – Related Party

Notes payable – related party consisted of the following at December 31:

	2008	2007
Note payable – Dante Panetta	$0	$50,000
Note payable – David Harrell	4,000	24,000
Notes payable – LLC members	0	253,750
Less: current portion	(4,000)	(277,750)
Long –Term Debt	$0	$50,000

The note payable to David Harrell is due on demand and bears 9% interest.

The note payable to Dante Panetta is non-interest bearing and was due within five days of the Company raising $1,000,000 of additional capital.  The note was paid off during 2008.

The notes payable to the LLC members were created with a dilution agreement on October 18, 2007 and were non-interest bearing.  The notes were paid off in the first quarter of 2008.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7:  Commitments and Contingencies

The company leases its offices for $2,500 a month and has signed a lease through May 31, 2009 with an option for a six month renewal.

The following is a schedule of future minimum rents:

December 31, 2009	$30,000
December 31, 2010	27,500
Total Lease Obligation	$57,500

Note 8:  Dividend Distribution

The Company recorded a one-time, non-cash deemed dividend on October 18, 2007 of $33,461. This dividend resulted from the continuous efforts of acquiring assets from Optimizer Systems, LLC.  Through this dividend, the Company acquired all assets and liabilities of the LLC.

Note 9:  Common Stock

OptimizeRx Corporation has 450,000,000 shares of $.001 par value common stock authorized as of December 31, 2008. There were 12,262,958 and 10,300,000 common shares issued and outstanding at December 31, 2008 and 2007, respectively.

During 2008, 636,000 shares of common stock were sold for cash.  Additionally, 70,000 shares were issued as compensation for services during the year ended December 31, 2008.  Pursuant to the share exchange agreement with RFID Ltd., 100% of OptimizeRx’s stock was exchanged for 10,664,000 shares of RFID’s common stock.  At the time of the share exchange, RFID had an additional 1,256,958 shares of common stock issued and outstanding.

Note 10: Preferred Stock

During the year ended December 31, 2008, 35 preferred shares were issued for $3,500,000.  Issuance costs totaled $515,000 resulting in net proceeds of $2,985,000. The 35 shares are convertible to 3,500,000 shares of common stock and bear a ten percent cumulative dividend.  In addition, there was a warrant issued to purchase 6,000,000 shares of common stock at an exercise price of $2.00 for a period of 7 years.

The holders of the preferred stock are entitled to semi-annual dividends payable on the stated value of the Series A preferred stock at a rate of ten percent per annum, which shall be cumulative, and accrue daily from the issuance date. The dividends may be paid in cash or shares of the corporation’s common stock at management’s discretion.  If after the conversion eligibility date, the market price for the common stock for any ten consecutive trading days in which the stock trades for over two dollars per share and trading exceeds 100,000 shares per day, the the preferred shareholders can be required to convert their shares to common stock.  Each share of Series A preferred stock shall also be convertible at the option of the holder into that number of shares of common stock of the corporation at the stated value of such share at a one dollar conversion price.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 10: Preferred Stock (continued)

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As of December 31, 2008, the cumulative dividend was $110,274, however, it has not yet been declared.

Note 11: Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment: (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include the compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 150%, risk-free interest rate of 2.59% and expected life of 60 months. The Company recognized expense of $333,004 on the 365,000 options issued on March 5, 2008.

Note 12: Stock Warrants

During the year ended December 31, 2008, OptimizeRx Corporation issued 6,000,000 common stock warrants with an exercise price of $2.00 and a term of seven years in connection with the preferred stock issuance.  These warrants were valued using the Black-Scholes pricing model at $14,160,000.  The warrants are treated as a re-distribution of equity and are shown as a component of equity.

During the year ended December 31, 2008, OptimizeRx Corporation issued 1,059,500 common stock warrants were issued in exchange for services.  These warrants were issued with exercise prices of either $1.00 or $2.00 and a term of five years.  The Black-Scholes method was used to value these warrants at $2,745,280 and the warrants are being expensed during 2008.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 12: Stock Warrants (continued)

The fair value of each warrant issued in 2008 was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 6%, risk-free interest rate of 1.85% and expected life of 60 - 84 months.

Note 13:  Related Party Transactions

The Company had engaged an officer of the company for management services under a contract that paid him $48,000 for the period ended April 30, 2008 and $114,500 for the year ended December 31, 2008.  The officer became an employee of the Company beginning on May 1, 2008.

Upon the transfer of the assets and liabilities from the LLC to the corporation, the LLC members were issued promissory notes totaling $253,750 under a dilution agreement for a portion of their interests in Optimizer Systems, LLC.

The company had a $50,000 note payable to a shareholder (see note 6) that was repaid during the year ended December 31, 2008.  In addition there was a note to an officer of the company (see note 6) for $4,000 and $24,000 at December 31, 2008 and 2007, respectively.

Note 14: Other Income (Expenses)

Other income (expenses) consisted of the following at December 31:

	2008	2007
Interest income	$5,090	$0
Interest expense	(611)	(5,525)
Stock warrant expense	(2,745,280)	0
Total other income (expenses)	$(2,740,801)	$(5,525)

Note 15: Income Taxes

For the period ended December 31, 2008, the Company incurred a net loss of approximately $4,250,000 and therefore has no tax liability. The company began operations in 2007 and has previous net operating loss carry-forwards of $200,000.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 15: Income Taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$1,513,000	$68,000
Valuation allowance	(1,513,000)	(68,000)
Net deferred tax asset	$-	$-