Form 10-Q
period 2009-03-31
OptimizeRx Corp
filed 2009-05-22
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-53605

OptimizeRx Cororation
(Exact name of small business issuer as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

407 6th Street Rochester, MI, 48307
(Address of principal executive offices)

248-651-6558
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,422,958 Common Shares as of March 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from January 31, 2006 (Inception) to March 31, 2009;

F-3	Consolidated Statement of Stockholders’ Equity (unaudited) for the period from January 1, 2007 to March 31, 2009

F-4	Unaudited Consolidated Statements of Cash Flow for the three months ended March 31, 2009 and 2008 and for the period from January 31, 2006 (Inception) to March 31, 2009;

F-5	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	3/31/09 (unaudited)	12/31/08 (audited)
CURRENT ASSETS
Cash and cash equivalents	$1,822,771	$2,502,657
Prepaid expenses	3,205	3,292
Loan receivable - employee	0	1,346

TOTAL CURRENT ASSETS	1,825,976	2,507,295

PROPERTY AND EQUIPMENT
Furniture and equipment	16,888	16,888
Less accumulated depreciation	(2,040)	(1,617)

NET PROPERTY AND EQUIPMENT	14,848	15,271

OTHER ASSETS
Website development costs, net	113,030	120,737

TOTAL OTHER ASSETS	113,030	120,737

	$1,953,854	$2,643,303

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$182,800	$172, 796
Payroll taxes payable	0	24,091
Accrued expenses	6,273	16,939
Note payable - related parties	4,000	4,000

TOTAL CURRENT LIABILITIES	193,073	217,799

LONG TERM LIABILITIES
Notes payable - related parties	0	0

TOTAL LONG TERM LIABILITIES	0	0

TOTAL LIABILITIES	193,073	217,799

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 500,000,000 shares authorized, 12,422,958 shares issued and outstanding	12,423	12,263
Series A Convertible Preferred stock, $.001 par value 1,000 shares authorized, 35 shares issued and outstanding. Redemption date September 5, 2010.	0	0
Stock warrants	16,905,280	16,905,280
Additional paid-in-capital	695,840	0
Deficit accumulated during the development stage	(15,852,762)	(14,492,039)

STOCKHOLDERS' EQUITY	1,760,781	2,425,504

	$1,953,854	$2,643,303

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO MARCH 31, 2009

	3/31/09 (unaudited)	3/31/08 (unaudited)	Inception through 3/31/09 (unaudited)
REVENUE
Sales	$1,271	$50,527	$185,275

TOTAL REVENUE	1,271	50,527	185,275

EXPENSES
Operating expenses	1,376,304	266,109	3,608,612

TOTAL EXPENSES	1,376,304	266,109	3,608,612

OPERATING LOSS	(1,375,033)	(215,582)	(3,423,337)

OTHER INCOME (EXPENSE)
Interest income	13,088	0	18,178
Other income	1,471	100	1,471
Interest expense	(249)	0	(6,385)
Stock warrant expense	0	(333,004)	(2,745,280)

TOTAL OTHER INCOME (EXPENSE)	14,310	(332,904)	(2,732,016)

NET LOSS	$(1,360,723)	$(548,486)	$(6,155,353)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,296,736	10,400,500

NET LOSS PER SHARE	$(0.11)	$(0.05)

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
AS OF MARCH 31, 2009

	Common Stock		Preferred Stock		Stock	Additional Paid-in	Equity	Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	(Deficit)	Equity

Balance, January 1, 2007	0	$0	0	$0	$0	$0	$40,289	$40,289

Member contributions							180,000	180,000

Member distributions							(253,750)	(253,750)

Issuance of common stock to former LLC members	10,000,000	10,000				(10,000)		0

Issuance of common stock, private offering	300,000	300				299,700		300,000

Net loss							(361,466)	(361,466)

Balance, December 31, 2007	10,300,000	10,300	0	0	0	289,700	(394,927)	(94,927)

Issuance of common stock for cash	636,000	636				635,364		636,000

Outstanding common stock prior to reverse merger	1,256,958	1,257				(1,257)		0

Common stock issued for services	70,000	70				69,930		70,000

Issuance of stock options						333,004		333,004

Issuance of preferred stock less issuance costs			35	0		2,985,000		2,985,000

Stock warrants issued					14,160,000	(4,311,741)	(9,848,259)	0

Stock warrants issued for services					2,745,280			2,745,280

Net loss							(4,248,853)	(4,248,853)

Balance, December 31, 2008	12,262,958	$12,263	35	$0	$16,905,280	$0	$(14,492,039)	$2,425,504

Issuance of common stock for services	160,000	160				695,840		696,000

Net loss							(1,360,723)	(1,360,723)

Balance, March 31, 2009	12,422,958	$12,423	35	$0	$16,905,280	$695,840	$(15,852,762)	$1,760,781

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO MARCH 31, 2009

	3/31/2009 (unaudited)	3/31/2008 (unaudited)	Period from inception to 3/31/2009 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,360,723)	$(548,486)	$(6,155,353)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,129	7,940	43,142
Stock issued for services	696,000	0	766,000
Stock options issued for compensation	0	333,004	333,004
Stock warrants issued for services	0	0	2,745,280
Changes in:
Prepaid expenses	87	0	(3,205)
Loan receivable	1,346	0	0
Accounts payable	10,031	26,490	182,800
Payroll taxes payable	(24,091)	0	0
Accrued expenses	(10,667)	(10,018)	6,273

TOTAL ADJUSTMENTS	680,835	357,416	4,073,294

NET CASH PROVIDED BY OPERATING ACTIVITIES
	(679,888)	(191,070)	(2,082,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(7,368)	(16,887)
Website site development costs	0	0	(154,133)

NET CASH (USED BY) INVESTING ACTIVITIES	0	(7,368)	(171,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members capital contributions	0	0	404,600
Issuance of common stock	0	201,000	936,000
Issuance of preferred stock	0	0	2,985,000
Payments on loan payable	0	(20,000)	(643,750)
Proceeds from issuance of notes payable	0	200,000	394,000

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	0	381,000	4,075,850

NET INCREASE IN CASH AND CASH EQUIVALENTS	(679,888)	182,562	1,822,771

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	2,502,659	135,429	0
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,822,771	$317,991	$1,822,771

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$159	$0	$4,612
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Distributions paid through issuance of notes
payable-related party	$0	$0	$253,750

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Principles of Consolidation.  The financial statements reflect the consolidated results of OptimizeRx Corporation (a Nevada corporation) and its wholly owned subsidiary OptyimizeRx Corporation (a Michigan corporation).  All material inter-company transactions have been eliminated in the consolidation.

Continued…

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2:  Significant Accounting Policies (continued)

Cash and Cash Equivalents
For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents

Fair Value of Financial Instruments
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

Continued…

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 2:  Significant Accounting Policies (continued)

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

Earnings per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options warrants, and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2009 and December 31, 2008, respectively, since their effect is anti-dilutive.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2008.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3:  Property and Equipment

Property and equipment is recorded at cost and consisted of the following:

	3/31/09	12/31/08
Computer equipment	$12,594	$12,594
Furniture and fixtures	4,294	4,294
Subtotal	16,888	16,888
Accumulated depreciation	(2,040)	(1,617)
Property and equipment, net	$14,848	$15,271

Depreciation expense was $422 and $1,323 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

Note 4:  Website Development Costs

The Company has capitalized costs in developing their website which consisted of the following:

	3/31/09	12/31/08
Website costs	$154,133	$154,133
Accumulated amortization	(41,103)	(33,396)
Website development costs, net	$113,030	$120,737

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007.

Amortization expense was $7,707 and $30,827 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

Note 5:  Accrued Expenses

Accrued expenses consisted of the following:

	3/31/09	12/31/08
Accrued interest	$1,773	$1,683
Accrued expenses	0	5,256
Accrued audit fees	4,500	10,000
Total accrued expenses	$6,273	$16,939

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 6:  Notes Payable - Related Party

Notes payable - related party consisted of the following:

	3/31/09	12/31/08
Note payable - David Harrell	4,000	4,000
Less: current portion	(4,000)	(4,000)
Long-Term Debt	$0	$0

The note payable to David Harrell is due on demand and bears 9% interest.

Note 7:  Commitments and Contingencies

The company leases its offices for $2,500 a month and has signed a lease through November 7, 2009 with an option for a six month renewal.

The following is a schedule of future minimum rents:

March 31, 2010	$30,000
March 31, 2011	2,500
Total Lease Obligation	$32,500

Note 8:  Dividend Distribution

The Company recorded a one-time, non-cash deemed dividend on October 18, 2007 of $33,461. This dividend resulted from the continuous efforts of acquiring assets from Optimizer Systems, LLC.  Through this dividend, the Company acquired all assets and liabilities of the LLC.

Note 9:  Common Stock

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of March 31, 2009. There were 12,422,958 and 12,262,958 common shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.

During 2008, 636,000 shares of common stock were sold for cash.  Additionally, 160,000 and 70,000 shares were issued as compensation for services during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  Included in operating expenses at March 31, 2009 is $696,000 for the issuance of these 160,000 shares.  Pursuant to the share exchange agreement with RFID Ltd., 100% of OptimizeRx’s stock was exchanged for 10,664,000 shares of RFID’s common stock.  At the time of the share exchange, RFID had an additional 1,256,958 shares of common stock issued and outstanding.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

The holders of the preferred stock are entitled to semi-annual dividends payable on the stated value of the Series A preferred stock at a rate of ten percent per annum, which shall be cumulative, and accrue daily from the issuance date. The dividends may be paid in cash or shares of the corporation’s common stock at management’s discretion.  If after the conversion eligibility date, the market price for the common stock for any ten consecutive trading days in which the stock trades for over two dollars per share and trading exceeds 100,000 shares per day, the preferred shareholders can be required to convert their shares to common stock.  Each share of Series A preferred stock shall also be convertible at the option of the holder into that number of shares of common stock of the corporation at the stated value of such share at a one dollar conversion price.

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As of March 31, 2009, the cumulative dividend was $197,774, however, it has not yet been declared.

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

Continued…

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 11: Stock-Based Compensation (continued)

The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 150%, risk-free interest rate of 2.59% and expected life of 60 months. The Company recognized expense of $333,004 on the 365,000 options issued on March 5, 2008.

Note 12: Stock Warrants

During the year ended December 31, 2008, OptimizeRx issued 6,000,000 common stock warrants with an exercise price of $2.00 and a term of seven years in connection with the preferred stock issuance.  These warrants were valued using the Black-Scholes pricing model at $14,160,000.  The warrants are treated as a re-distribution of equity and are shown as a component of equity.

During the year ended December 31, 2008, OptimizeRx issued 1,059,500 common stock warrants were issued in exchange for services.  These warrants were issued with exercise prices of either $1.00 or $2.00 and a term of five years.  The Black-Scholes method was used to value these warrants at $2,745,280 and the warrants were expensed during 2008.

The fair value of each warrant issued in 2008 was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 6%, risk-free interest rate of 1.85% and expected life of 60 - 84 months.

Note 13:  Related Party Transactions

The Company had engaged an officer of the company for management services under a contract that paid him $48,000 for the period ended April 30, 2008 and $114,500 for the year ended December 31, 2008.  The Company paid $36,000 through March 31, 2008 and the expense is included in operating expenses.  The officer became an employee of the Company beginning on May 1, 2008.

Upon the transfer of the assets and liabilities from the LLC to the corporation, the LLC members were issued promissory notes totaling $253,750 under a dilution agreement for a portion of their interests in Optimizer Systems, LLC.

The Company had a $50,000 note payable to a shareholder (see Note 6) that was repaid during the year ended December 31, 2008.  In addition there was a note to an officer of the Company (see note 6) for $4,000 at March 31, 2009 and December 31, 2008, respectively.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 14: Income Taxes

For the three months ended March 31, 2009, the Company incurred a net loss of approximately $1,361,000 and therefore has no tax liability. The company began operations in 2007 and has previous net operating loss carry-forwards of $1,513,000 through December 31, 2008.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$1,976,000	$1,513,000
Valuation allowance	(1,976,000)	(1,513,000)
Net deferred tax asset	$-	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since our formation, we have concentrated on developing our business strategy and obtaining financing. We plan to expand awareness, traffic and database to our Site, as well as the launch of our offer development systems OFFERx™ and ADHERxE.  We expect that the primary components of our business will be:

▪	The Site and our network affiliates

▪	OFFERx to develop, promote and fulfill new offers from pharmaceutical and healthcare manufactures

▪	ADHERxE to allow manufacturers to re-engage their customers through the activation of new savings each month

As demand increases for savings and support programs to help the growing number of patients manage their rising healthcare costs, we plan to extend our reach and visibility through increased online, print and broadcast marketing to increase traffic and our database of qualified health care consumers.

In turn, we will generate revenues through: (i) advertising sales from our Site and affiliate network; (ii) its database; (iii) direct marketing and sponsorships and (iv) our platforms to create, promote and manage new savings offers for additional clients.

On February 9, 2009, we recorded our 300,000th new member since the beginning of 2009. We feel that the rapid growth of our registered user database will increase our ability to negotiate with pharmaceutical companies and generate advertising revenue. Also, on February 13, 2009, we began airing advertisements for OpimizeRx.com on AMC, Travel, MSNBC, Lifetime Movings, and other channels. We anticipate that this national exposure will further increase the growth of our database of registered users.

Results of Operations for the Three months Ended March 31, 2009 and 2008

Since inception, we have generated minimal revenue from advertising and use of our database.  In the same period, we have incurred expenses related to funding the development of the business plan, new products and platforms and raising capital.

Gross Revenues

Our total revenue reported for three months ended March 31, 2009 was $1,271, a decrease from $50,527for the three months ended March 31, 2008.  The decrease in revenue is attributable to the organization performing a onetime special fulfilment order for a client. During the period, the company has continued to focus on 1) building the functionality of its website for both the user interface and architecture for the backend transaction fulfilment and security, and 2) continued to focus at building brand recognition, market place presence, and direct client relationships to identify revenue generation opportunities and programs.

Operating Expenses

Operating expenses increased to $1,376,304 for the three months ended March 31, 2009 from $266,109 for the same period ended 2008. Our operating expenses for the three months ended March 31, 2009 consisted mainly of consulting fees of $876,795, advertising expenses of $307,571, payroll of $101,650, website maintenance of $15,650, auto expenses of $14,288 and employee benefits of $10,107.  Our operating expenses for the three months ended March 31, 2008 consisted of general and administrative expenses of $163,599, consulting expenses of $94,570 and depreciation and amortization of $7,940.

Other Expenses

Other income was $14,310 for three months ended March 31, 2009 an increase from other expenses of $332,904 for same period ended 2008.  The other income for the three months ended March 31, 2009 is largely attributable to $13,088 in interest income.  The other expenses for the three months ended March 31, 2008 is attributable to warrant based compensation.

Net Loss

Net loss for the three months ended March 31, 2009 was $1,360,723, compared to net loss of $548,486 for the same period 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $1,825,976 and total assets in the amount of $1,953,854. Our total current liabilities as of March 31, 2009 were $193,073.  We had working capital of $1,632,903 as of March 31, 2009.

Operating activities used $679,888 in cash for the three months ended March 31, 2009. Our net loss of $1,360,723 was the primary component of our negative operating cash flow, offset mainly by $696,000 in stock issued for services. We had no cash flows used by investing activities during the three months ended March 31, 2009.  We had no cash flows provided by financing activities during the three months ended March 31, 2009.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In the current quarter, we issued 160,000 shares of our common stock in exchange for services rendered.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	May 21, 2009

By: /s/David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director