Form 10-Q
period 2009-06-30
OptimizeRx Corp
filed 2009-08-13
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,688,866 Common Shares as of August 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited);

F-2	Consolidated Statements of Operations for the Three Months Ended June 30, 2009 and 2008 (unaudited);

F-3	Consolidated Statements of Operations for the Six Months Ended June 30, 2009 and 2008 and for the Period from January 31, 2006 (Inception) to June 30, 2009 (unaudited)

F-4	Consolidated Statement of Stockholders’ Equity as of June 30, 2009 (unaudited)

F-5	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the Period from January 31, 2006 (Inception) to June 30, 2009 (unaudited)

F-6	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Current Assets
Cash and cash equivalents	$1,338,109	$2,502,657
Accounts receivable	1,728	-0-
Prepaid expenses	7,393	3,292
Loan receivable – employee	-0-	1,346
Total Current Assets	1,347,230	2,507,295

Property and equipment, net	14,426	15,271

OTHER ASSETS
Website development costs, net	105,323	120,737

TOTAL ASSETS	$1,466,979	$2,643,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$27,743	$172,769
Payroll taxes payable	-0-	24,091
Accrued expenses	20,600	16,939
Note payable – related parties	-0-	4,000

TOTAL LIABILITIES	48,343	217,799

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 500,000,000 shares authorized, 12,688,866 shares issued and outstanding	12,689	12,263
Stock warrants	16,199,995	16,905,280
Additional paid-in-capital	1,400,859	-0-
Deficit accumulated during the development stage	(16,194,907)	(14,492,039)
STOCKHOLDERS’ EQUITY	1,418,636	2,425,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,979	$2,643,303

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three months ended June 30, 2009 (Unaudited)	Three months ended June 30, 2008 (Unaudited)

REVENUE	$3,449	$16,679

OPERATING EXPENSES	355,462	218,927

OPERATING LOSS	(352,013)	(202,248)

OTHER INCOME (EXPENSE)
Interest income	9,576	14
Other income	312	-0-
Interest expense	(20)	-0-
Stock warrant expense	-0-	(333,004)
TOTAL OTHER INCOME (EXPENSE)	9,868	(332,990)

NET LOSS	$(342,145)	$(535,238)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,609,094	11,662,465

NET LOSS PER SHARE	$(0.03)	$(0.05)

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO JUNE 30, 2009

	Six months ended June 30, 2009 (Unaudited)	Six months ended June 30, 2008 (Unaudited)	Period from January 1, 2006 (Inception) to June 30, 2009 (Unaudited)

REVENUE	$4,720	$67,206	$188,724

OPERATING EXPENSES	1,731,766	485,036	3,964,074

OPERATING LOSS	(1,727,046)	(417,830)	(3,775,350)

OTHER INCOME (EXPENSE)
Interest income	22,664	14	27,754
Other income	1,783	-0-	1,783
Interest expense	(269)	-0-	(6,405)
Stock warrant expense	-0-	(333,004)	(2,745,280)

TOTAL OTHER INCOME (EXPENSE)	24,178	(332,990)	(2,722,148)

NET LOSS	$(1,702,868)	$(750,820)	$(6,497,498)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,499,137	11,031,233

NET LOSS PER SHARE	$(0.14)	$(0.07)

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2009

	Common Stock		Preferred Stock		Stock	Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Total

Balance, December 31, 2008	12,262,958	$12,263	35	$0	$16,905,280	$0	$(14,492,039)	$2,425,504

Issuances of common stock for services	160,000	160	-	-	-	695,840	-	696,000

Conversion of stock warrants to common stock	265,908	266	-	-	(705,285)	705,019	-	-0-

Net loss for the six months ended June 30, 2009	-	-	-	-	-	-	(1,702,868)	(1,702,868)

Balance, June, 2009	12,688,866	$12,689	35	$0	$16,199,995	$1,400,859	$(16,194,907)	$1,418,636

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO JUNE 30, 2009

	Six months ended June 30, 2009 (Unaudited)	Six months ended June 30, 2008 (Unaudited)	Period from January 1, 2006 (Inception) to June 30, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,702,868)	$(750,820)	$(6,497,498)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,258	18,529	51,271
Stock issued for services	696,000	-0-	766,000
Compensation expense for stock options	-0-	333,004	333,004
Stock warrants issued for services	-0-	-0-	2,745,280
Changes in assets and liabilities:
Accounts receivable	(1,728)	-0-	(1,728)
Prepaid expenses	(4,101)	2,000	(7,393)
Loan receivable	1,346	-0-	-0-
Accounts payable	(145,026)	21,812	27,743
Payroll taxes payable	(24,091)	-0-	-0-
Accrued expenses	3,660	(11,353)	20,601
NET CASH (USED BY) OPERATING ACTIVITIES	(1,160,550)	(386,828)	(2,562,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	(2,293)	(16,888)
Website site development costs	-0-	(26,875)	(154,133)
NET CASH (USED BY) INVESTING ACTIVITIES	-0-	(29,168)	(171,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members capital contributions	-0-	-0-	404,600
Issuance of common stock	-0-	430,000	936,000
Issuance of preferred stock	-0-	-0-	2,985,000
Payments on loan payable	(4,000)	(277,750)	(647,750)
Proceeds from issuance of notes payable	-0-	270,000	394,000
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(4,000)	422,250	4,071,850

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,164,550)	6,254	1,338,109

CASH AND CASH EQUIVALENTS – BEGIN OF PERIOD	2,502,659	135,429	-0-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,338,109	$141,683	$1,338,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,793	$-0-	$6,246
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Distributions paid through issuance of notes payable – related party	$-0-	$-0-	$253,750
Conversion of warrants to common stock	$705,285	$-0-	$705,285

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1.	NATURE OF BUSINESS

Optimizer Systems, LLC was formed in the State of Michigan on January 31, 2006.  It then became a corporation in the State of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation.  On April 14, 2008, RFID, Ltd., a Colorado corporation, consummated a reverse merger by entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 1,256,958 shares of common stock of RFID, Ltd., representing 100% of the outstanding capital stock of RFID, Ltd.  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.  On April 15, 2008, RFID, Ltd.’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, a migratory merger was completed, thereby changing the state of incorporation from Colorado to Nevada, resulting in the current corporate structure, in which OptimizeRx Corporation, a Nevada corporation, is the parent corporation, and OptimizeRx Corporation, a Michigan corporation, is a wholly-owned subsidiary (together, “OptimizeRx” and “the Company”).

The wholly-owned subsidiary, OptimizeRx Corporation, is a development stage website publisher and marketing company that creates, promotes and fulfills custom marketing and advertising programs.  The Company helps patients better afford and manage their rising healthcare costs.  In addition, the Company also provides unique advertising programs to the pharmaceutical and healthcare industries.  The Company’s websites provide the following services: (i) OptimizeRx provides patients an opportunity to centrally review and participate in prescription and healthcare savings/support programs; (ii) OFFERx provides a platform to allow manufacturers to create, promote and fulfill new patient offer programs in over 64,000 pharmacies; and (iii) ADHERxE provides a platform that allows manufacturers to engage and monitor patients each month in exchange for activation of their monthly co-pay coupons.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Accounting

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The Company is currently a development stage enterprise.  All losses accumulated since the inception of the business have been considered as part of its development stage activities.  Revenues are recognized as income when earned and expenses are recognized when they are incurred.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation (a Nevada corporation) and its wholly owned subsidiary OptimizeRx Corporation (a Michigan corporation).  All material inter-company transactions have been eliminated in the consolidation.

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

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.  As of October 18, 2007, the Company acquired the majority of its capital assets at the lower market cost from the Optimizer Systems, LLC.

Research and Development

The Company’s key members are part of a continual research development team and monitor new technologies, trends, services and partnerships that can provide the Company with additional services, value to healthcare and pharmaceutical industries and to the patients it serves.

The Company is currently in launch phase with ADHERxE to allow pharmaceutical and healthcare manufacturers a unique way to engage and monitor patients each month in exchange for activation of their next savings offer.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development (Continued)

The Company seeks to educate team members through understanding of all market dynamics that have the potential to affect the business both short term and longer term.  The primary goal is to help patients better afford and access the medicines their doctor prescribes, as well as other healthcare products and services they need.  Based on this, the Company continually seeks better ways to meet this mission through technology, better user experiences and new ways to engage industries to provide new support for patients needing their products.  The Company is always seeking new services and solutions to offer.  At this time, the three current platforms provide robust opportunities and growth during the next five years.

Revenue Recognition

Substantially all revenue is recognized when it is earned.  All revenues are generated through the Company's website activities.  The Company's processes are monitored by third parties who collect revenues from clients on a per activity basis and report and forward the revenue to the Company's account.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable lives of such assets and the allowance for doubtful accounts receivable.  Actual results could differ from these estimates.

Recently Issued Accounting Guidance

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for June 30, 2009 and June 30, 2008, respectively, since their effect is anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

The Company and the LLC owned equipment recorded at cost which consisted of the following:

	June 30, 2009	December 31, 2008
Computer equipment	$12,594	$12,594
Furniture and fixtures	4,294	4,294
Subtotal	16,888	16,888
Accumulated depreciation	(2,462)	(1,617)
Property and equipment, net	$14,426	$15,271

Depreciation expense was $845 and $1,323 for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4.	WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website, which consisted of the following:

	June 30, 2009	December 31, 2008
Website costs	$154,133	$154,133
Accumulated amortization	(48,810)	(33,396)
Website development costs, net	$105,323	$120,737

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of five years, once it was put into service in December 2007.

Amortization expense was $15,414 and $30,827 for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2009	December 31, 2008
Accrued interest	$-0-	$1,683
Accrued expenses	-0-	5,256
Accrued salaries	20,600	-0-
Accrued audit fees	-0-	10,000
Total accrued expenses	$20,600	$16,939

6.	NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following:

	June 30, 2009	December 31, 2008
Note payable - David Harrell	$-0-	$4,000
Less: current portion	-0-	(4,000)
Long-term debt	$-0-	$-0-

The note payable to David Harrell is due on demand, bears 9% interest and was paid off in April 2009.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

7.	COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month and has signed a lease through November 7, 2009 with an option for a six month renewal.

June 30, 2010	$12,500
Total lease obligation	$12,500

8.	DIVIDEND DISTRIBUTION

The Company recorded a one-time, non-cash deemed dividend on October 18, 2007 of $33,461.  This dividend resulted due to the continuous efforts of acquiring all the assets from Optimizer Systems, LLC.  Through this dividend, the Company acquired all assets and liabilities of the LLC.

9.	COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of June 30, 2009. There were 12,688,866 and 12,262,958 common shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.

Pursuant to the share exchange agreement with RFID, Ltd., 100% of OptimizeRx’s stock was exchanged for 10,664,000 shares of RFID’s common stock.  At the time of the share exchange, RFID had an additional 1,256,958 shares of common stock issued and outstanding.

During 2008, 636,000 shares of common stock were sold for cash.  Additionally, 160,000 and 70,000 shares were issued as compensation for services during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  Included in operating expenses at June 30, 2009 is $696,000 for the issuance of these 160,000 shares.  There were 265,908 shares issued as a cashless exchange of common stock warrants during the six months ended June 30, 2009.

10.	PREFERRED STOCK

During the year ended December 31, 2008, 35 preferred shares were issued for $3,500,000.  Issuance costs totaled $515,000 resulting in net proceeds of $2,985,000. The 35 shares are convertible to 3,500,000 shares of common stock and bear a 10% cumulative dividend.  In addition, there was a warrant issued to purchase 6,000,000 shares of common stock at an exercise price of $2 for a period of seven years.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

10.	PREFERRED STOCK (CONTINUED)

The holders of the preferred stock are entitled to semi-annual dividends payable on the stated value of the Series A preferred stock at a rate of 10% per annum, which shall be cumulative, and accrue daily from the issuance date. The dividends may be paid in cash or shares of the Company's common stock at management’s discretion.  If after the conversion eligibility date, the market price for the common stock for any ten consecutive trading days in which the stock trades for over $2 per share and trading exceeds 100,000 shares per day, the preferred shareholders can be required to convert their shares to common stock.  Each share of Series A preferred stock shall also be convertible at the option of the holder into that number of shares of common stock of the Company at the stated value of such share at a $1 conversion price.

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As of June 30, 2009, the cumulative dividend was $197,774; however, it has not yet been declared.

11.	STOCK-BASED COMPENSATION

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

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

12.	STOCK WARRANTS

During the year ended December 31, 2008, OptimizeRx issued 6,000,000 common stock warrants with an exercise price of $2 and a term of seven years in connection with the preferred stock issuance.  These warrants were valued using the Black-Scholes pricing model at $14,160,000.  The warrants are treated as a re-distribution of equity and are shown as a component of equity.

During the year ended December 31, 2008, OptimizeRx issued 1,059,500 common stock warrants were issued in exchange for services.  These warrants were issued with exercise prices of either $1 or $2 and a term of five years.  The Black-Scholes method was used to value these warrants at $2,745,280 and the warrants were expensed during 2008.

The fair value of each warrant issued in 2008 was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 6%, risk-free interest rate of 1.85% and expected life of 60 - 84 months.

During the six months ended June 30, 2009, the Company exchanged 173,000 common stock warrants with an exercise price of $1 and 108,908 common stock warrants with an exercise price of $2, for 265,908 shares of common stock in a cashless exchange.  This exchange has been reflected in the stockholders' equity for 2009.

13.	RELATED PARTY TRANSACTIONS

The Company had engaged an officer of the Company for management services under a contract that paid him $48,000 for the period ended April 30, 2008 and $114,500 for the year ended December 31, 2008.  The Company paid $36,000 through June 30, 2008 and the expense is included in operating expenses.  The officer became an employee of the Company beginning on May 1, 2008.

Upon the transfer of the assets and liabilities from the LLC to the Company, the LLC members were issued promissory notes totaling $253,750 under a dilution agreement for a portion of their interests in Optimizer Systems, LLC.

The Company had a $50,000 note payable to a shareholder (see Note 6) that was repaid during the year ended December 31, 2008.  In addition, there was a note payable to an officer of the Company (see Note 6) for $4,000 at December 31, 2008 that was repaid during the six months ended June 30, 2009.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

14.	INCOME TAXES

For the six months ended June 30, 2009, the Company incurred a net loss of approximately $1,702,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $1,513,000 through December 31, 2008.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$2,091,000	$1,513,000
Valuation allowance	(2,091,000)	(1,513,000)
Net deferred tax asset	$-0-	$-0-

15.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

16.	SUBSEQUENT EVENTS

OPTIMIZERx has entered into a partnership arrangement with the PARS MEDIA Group, an Internet Advertising Network specializing in customized consumer acquisition services for niche vertical markets including pharmaceuticals, education, and b-to-b. The agreement is structured to drive an additional million plus members to the OPTIMIZERx community by the end of 2009, as well as assist in the ongoing outreach and communications efforts that keep members well informed of new offers and programs.  The terms of the agreement call for the Company to pay PARS a monthly fee for a minimum of three months, an initial stock grant of 100,00 shares of the Company’s common stock, and an additional 100,000 shares of the Company’s common stock upon successful completion of the contract.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

16.	SUBSEQUENT EVENTS (CONTINUED)

On August 1, 2009, the company entered into a one-year consulting agreement with Mr. Blake Whitney. Mr. Whitney, a co-founder of WebMD, will provide consulting services to the Company’s board of directors and executive management team on key business ussues and market opportunities. The terms of the agreement call for the Company to compensate Mr. Whitney with 100,000 stock options or grants. The contract contains an option to extend for one additional year upon mutual agreement.

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

We plan to generate revenues through: (i) advertising sales from our Site and affiliate network; (ii) its database; (iii) direct marketing and sponsorships and (iv) our platforms to create, promote and manage new savings offers for additional clients.

We have acquired over a million members to date. Upon this, management has been preparing and addressing all key issues to successfully serve and monetize the membership database, including:  content, procurement of advertising sponsorships, technology and distribution. We originally planned to extend our reach and visibility through increased online, print and broadcast marketing to increase traffic and our database of qualified health care consumers. However, with our current membership base, along with the short period of time since acquiring the majority of our members and the sales cycle of attaining sponsorship and industry advertising programs to this new asset, we have not engaged in marketing to our database.

Management continues to believe the OPTIMIZERx database will be a very significant, on-going revenue stream over time.  Currently we have over 10 advertising proposals pending to major pharmaceutical companies and agencies, including Lilly, AstraZeneca, Publicis and Novartis.

The company has aggressive plans to initiate advertising programs to its members in the second half of the year. This includes leveraging our formalized partnership with Cegedim Dendrite (www.cegedimdendrite.com), ValueClick Media (www.valueclick.com) and Sudler & Hennessey (http://sudler.com/), a division of WPP.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Revenues

Our total revenue reported for three months ended June 30, 2009 was $3,449, a decrease from $16,679 for the three months ended June 30, 2008.  Our total revenue reported for six months ended June 30, 2009 was $4,720, a decrease from $67,206 for the six months ended June 30, 2008.  The decrease in revenue is attributable to the organization performing a onetime special fulfilment order for a client. During the period, the company has continued to focus on 1) building the functionality of its website for both the user interface and architecture for the backend transaction fulfilment and security, and 2) continued to focus at building brand recognition, market place presence, and direct client relationships to identify revenue generation opportunities and programs.

Operating Expenses

Operating expenses increased to $355,462 for the three months ended June 30, 2009 from $218,927 for the same period ended 2008. Our operating expenses for the three months ended June 30, 2009 consisted mainly of consulting fees of $14,198, advertising expenses of $9,282, payroll of $128,427, auto expenses of $18,984 and employee benefits of $12,929.  Our operating expenses for the three months ended June 30, 2008 consisted of general and administrative expenses of $109,418, consulting expenses of $98,920 and depreciation and amortization of $10,589.

Operating expenses increased to $1,731,766 for the six months ended June 30, 2009 from $485,036 for the same period ended 2008. Our operating expenses for the six months ended June 30, 2009 consisted mainly of consulting fees of $890,993, advertising expenses of $316,853, payroll of $230,077, website maintenance of $15,726, auto expenses of $33,272 and employee benefits of $23,036.  Our operating expenses for the six months ended June 30, 2008 consisted of general and administrative expenses of $273,017, consulting expenses of $193,490 and depreciation and amortization of $18,529.

Other Expenses

Other income was $9,868 for three months ended June 30, 2009 an increase from other expenses of $332,990 for same period ended 2008.  Other income was $24,178 for three months ended June 30, 2009 an increase from other expenses of $332,990 for same period ended 2008.  The other income for the three and six months ended June 30, 2009 is largely attributable to interest income.  The other expenses for the three months ended June 30, 2008 is largely attributable to warrant based compensation.

Net Loss

Net loss for the three months ended June 30, 2009 was $342,145, compared to net loss of $535,238 for the same period 2008. Net loss for the six months ended June 30, 2009 was $1,702,868, compared to net loss of $750,820 for the same period 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $1,347,230 and total assets in the amount of $1,466,979. Our total current liabilities as of June 30, 2009 were $48,343.  We had working capital of $1,298,887 as of June 30, 2009.

Operating activities used $1,160,550 in cash for the six months ended June 30, 2009. Our net loss of $1,702,868 was the primary component of our negative operating cash flow, offset mainly by $696,000 in stock issued for services. We had no cash flows used by investing activities during the six months ended June 30, 2009.  We used $4,000 in cash flows in financing activities during the six months ended June 30, 2009, for payments on loans payable.

Management feels that our current cash balance will allow us to meet the expenses required to support our growth plans over the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In the current quarter, we issued 213,908 shares of our common stock upon the exercise of warrants at a strike price of $2.00 per share, and 52,000 shares of our commons stock upon the exercise of warrants at a strike price of $1.00 per share.

We also issued 160,000 shares of our common stock for services rendered.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

OptimizeRx Corporation

Date:	August 12, 2009

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director