Form 10-Q
period 2009-09-30
OptimizeRx Corp
filed 2009-11-23
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

248-651-6568
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,726,117 Common Shares as of September 30, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

F-2	Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008

F-3	Consolidated Statements of Operations for the Nine Months Ended September 30, 2009 and 2008 and for the Period from January 31, 2006 (Inception) to September 30, 2009 (Unaudited)

F-4	Consolidated Statement of Stockholders’ Equity as of September 30, 2009 (Unaudited)

F-5	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and for the Period from January 31, 2006 (Inception) to September 30, 2009 (Unaudited)

F-6	Notes to the Consolidated Financial Statements

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets  as of September 30, 2009(Unaudited)
and December 31, 2008 (Audited)

ASSETS

	9/30/09	12/31/08
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,006,382	$2,502,656
Accounts receivable	4,892	-0-
Prepaid expenses	10,806	3,292
Loan receivable - employee	-0-	1,346

TOTAL CURRENT ASSETS	1,022,080	2,507,294

PROPERTY AND EQUIPMENT
Furniture and equipment	16,888	16,888
Less accumulated depreciation	(2,884)	(1,618)

NET PROPERTY AND EQUIPMENT	14,004	15,270

OTHER ASSETS
Website development costs, net	97,617	120,737

TOTAL OTHER ASSETS	97,617	120,737

	$1,133,701	$2,643,301

	1,133,701	1,133,701

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$11,781	$171,864
Accrued expenses	-0-	41,933
Note payable - related parties	-0-	4,000

TOTAL CURRENT LIABILITIES	11,781	217,797

TOTAL LIABILITIES	11,781	217,797

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 500,000,000 shares
authorized, 12,726,117 shares issued and outstanding	12,726	12,263
Stock warrants	16,199,995	16,905,280
Additional paid-in-capital	1,626,313	-0-
Deficit accumulated during the development stage	(16,717,114)	(14,492,039)

STOCKHOLDERS' EQUITY	1,121,920	2,425,504

	$1,133,701	$2,643,301

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations for the
Three Months Ended September 30, 2009 and 2008
(Unaudited)

	9/30/09	9/30/08
	(unaudited)	(unaudited)
REVENUE
Sales	$6,908	$1,111

TOTAL REVENUE	6,908	1,111

EXPENSES
Operating expenses	534,065	162,519

TOTAL EXPENSES	534,065	162,519

OPERATING LOSS	(527,157)	(161,408)

OTHER INCOME (EXPENSE)
Interest income	5,647	-0-
Interest expense	(697)	-0-
Stock warrant expense	-0-	-0-

TOTAL OTHER INCOME (EXPENSE)	4,950	-0-

NET LOSS	$(522,207)	$(161,408)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	12,609,094	11,662,465

NET LOSS PER SHARE	$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations for the
Nine Months Ended September 30, 2009 and 2008 and
for the Period from January 31, 2006(Inception) to September 30, 2009
(Unaudited)

			Inception
			through
	9/30/09	9/30/08	9/30/09
	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales	$11,628	$68,317	$195,632

TOTAL REVENUE	11,628	68,317	195,632

EXPENSES
Operating expenses	2,265,831	638,285	4,498,139

TOTAL EXPENSES	2,265,831	638,285	4,498,139

OPERATING LOSS	(2,254,203)	(569,968)	(4,302,507)

OTHER INCOME (EXPENSE)
Interest income	28,311	14	33,401
Other income	1,783	-0-	1,783
Interest expense	(966)	-0-	(7,102)
Stock warrant expense	-0-	(333,004)	(2,745,280)

TOTAL OTHER INCOME (EXPENSE)	29,128	(332,990)	(2,717,198)

NET LOSS	$(2,225,075)	$(902,958)	$(7,019,705)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	12,503,083	13,475,000

NET LOSS PER SHARE	$(0.18)	$(0.07)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Equity
as of September 30, 2009
(Unaudited)

							Deficit
							Accumulated
						Additional	During
	Common Stock		Preferred Stock		Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Equity

Balance, January 1, 2007	-0-	$-0-	-0-	$-0-	$-0-	$-0-	$40,289	$40,289

Member contributions							180,000	180,000

Member distributions							(253,750)	(253,750)

Issuance of common stock
to former LLC members	10,000,000	10,000				(10,000)		-0-

Issuance of common stock,
private offering	300,000	300				299,700		300,000

Net loss							(361,466)	(361,466)

Balance, December 31, 2007	10,300,000	10,300	-0-	-0-	-0-	289,700	(394,927)	(94,927)

Issuance of common stock
for cash	636,000	636				635,364		636,000

Outstanding common stock
prior to reverse merger	1,256,958	1,257				(1,257)		-0-

Common stock issued
for services	70,000	70				69,930		70,000

Issuance of stock options						333,004		333,004

Issuance of preferred stock
less issuance costs			35	-0-		2,985,000		2,985,000

Stock warrants issued					14,160,000	(4,311,741)	(9,848,259)	-0-

Stock warrants issued
for services					2,745,280			2,745,280

Net loss							(4,248,853)	(4,248,853)

Balance, December 31, 2008	12,262,958	12,263	35	-0-	16,905,280	-0-	(14,492,039)	2,425,504

Issuance of common stock
for services	197,251	197				921,294		921,491

Conversion of stock warrants
to common stock	265,908	266			(705,285)	705,019		-0-

Net loss							(2,225,075)	(2,225,075)

Balance, September 30, 2009	12,726,117	$12,726	35	$-0-	$16,199,995	$1,626,313	$(16,717,114)	$1,121,920

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 2009 and 2008 and
for the Period from January 31, 2006(Inception) to September 30, 2009(Unaudited)

			Period from
			inception to
	9/30/2009	9/30/2008	9/30/2009
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,225,075)	$(902,958)	$(7,019,705)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,386	27,799	59,400
Stock issued for services	921,491	-0-	991,491
Compensation expense for stock options	-0-	333,004	333,004
Stock warrants issued for services	-0-	-0-	2,745,280
Changes in:
Accounts receivable	(4,892)	-0-	(4,892)
Prepaid expenses	(7,514)	2,000	(10,806)
Loan receivable	1,346	-0-	-0-
Accounts payable	(160,083)	(55,908)	11,781
Accrued expenses	(41,933)	1,419	-0-

TOTAL ADJUSTMENTS	732,801	308,314	4,125,258

NET CASH (USED BY)
OPERATING ACTIVITIES	(1,492,274)	(594,644)	(2,894,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	(2,293)	(16,888)
Website site development costs	-0-	(26,875)	(154,133)

NET CASH (USED BY)
INVESTING ACTIVITIES	-0-	(29,168)	(171,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members capital contributions	-0-	-0-	404,600
Issuance of common stock	-0-	635,000	936,000
Issuance of preferred stock	-0-	2,985,000	2,985,000
Payments on loan payable	(4,000)	(324,094)	(647,750)
Proceeds from issuance of notes payable	-0-	-0-	394,000

NET CASH PROVIDED BY (USED BY)
FINANCING ACTIVITIES	(4,000)	3,295,906	4,071,850

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,496,274)	2,672,094	1,006,382

CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	2,502,656	135,429	-0-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,006,382	$2,807,523	$1,006,382

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,793	$-0-	$6,246
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Distributions paid through issuance of notes
payable-related party	$-0-	$-0-	$253,750

Conversion of warrants to common stock	$705,285	$-0-	$705,285

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.	NATURE OF BUSINESS

Optimizer Systems, LLC was formed in the State of Michigan on January 31, 2006.  It then became a corporation in the State of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation.  On April 14, 2008, RFID, Ltd., a Colorado corporation, consummated a reverse merger by entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 1,256,958 shares of common stock of RFID, Ltd., representing 100% of the outstanding capital stock of RFID, Ltd.  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.  On April 15, 2008, RFID, Ltd.’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, a migratory merger was completed, thereby changing the state of incorporation from Colorado to Nevada, resulting in the current corporate structure, in which OptimizeRx Corporation, a Nevada corporation, is the parent corporation, and OptimizeRx Corporation, a Michigan corporation, is a wholly-owned subsidiary (together, "OptimizeRx" and "the Company").

The wholly-owned subsidiary, OptimizeRx Corporation, is a development stage website publisher and marketing company that creates, promotes and fulfills custom marketing and advertising programs.  The Company helps patients better afford and manage their rising healthcare costs.  In addition, the Company also provides unique advertising programs to the pharmaceutical and healthcare industries.  The Company's websites provide the following services: (i) OptimizeRx provides patients an opportunity to centrally review and participate in prescription and healthcare savings/support programs; (ii) OFFERx provides a platform to allow manufacturers to create, promote and fulfill new patient offer programs in over 64,000 pharmacies; and (iii) ADHERxE provides a platform that allows manufacturers to engage and monitor patients each month in exchange for activation of their monthly co-pay coupons.

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
Continued...

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

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

Continued…

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

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

Continued…

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for September 30, 2009 and September 30, 2008, respectively, since their effect is anti-dilutive.

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

3.	PROPERTY AND EQUIPMENT

The Company and the LLC owned equipment recorded at cost which consisted of the following:

	9/30/09	12/31/08
Computer equipment	$12,594	$12,594
Furniture and fixtures	4,294	4,294
Subtotal	16,888	16,888
Accumulated depreciation	(2,884)	(1,618)
Property and equipment, net	$14,004	$15,270

Depreciation expense was $1,266 and $1,323 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

4.	WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website, which consisted of the following:

	9/30/09	12/31/08
Website costs	$154,133	$154,133
Accumulated amortization	(56,516)	(33,396)
Website development costs, net	$97,617	$120,737

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of five years, once it was put into service in December 2007.

Amortization expense was $23,120 and $30,827 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	9/30/09	12/31/08
Accrued interest	$-0-	$1,683
Accrued expenses	-0-	6,159
Accrued payroll taxes	-0-	24,091
Accrued audit fees	-0-	10,000
Accrued expenses	$-0-	$41,933

6.	NOTES PAYABLE - RELATED PARTY

Notes payable - related party consisted of the following:

	9/30/09	12/31/08

Note payable - David Harrell	$-0-	$4,000
Less: current portion	-0-	(4,000)
Long-term debt	$-0-	$-0-

The note payable to David Harrell is due on demand, bears 9% interest and was paid off in April 2009.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

7.	COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month and has signed a lease through November 7, 2009 with an option for a six month renewal.  The option has not been exercised and the company will be on a month-to-month rental.

September 30, 2010	$5,000
Total lease obligation	$5,000

8.	DIVIDEND DISTRIBUTION

The Company recorded a one-time, non-cash deemed dividend on October 18, 2007 of $33,461.  This dividend resulted due to the continuous efforts of acquiring all the assets from Optimizer Systems, LLC.  Through this dividend, the Company acquired all assets and liabilities of the LLC.

9.	COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of September 30, 2009. There were 12,726,117 and 12,262,958 common shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.

Pursuant to the share exchange agreement with RFID, Ltd., 100% of OptimizeRx’s stock was exchanged for 10,664,000 shares of RFID’s common stock.  At the time of the share exchange, RFID had an additional 1,256,958 shares of common stock issued and outstanding.

During 2008, 636,000 shares of common stock were sold for cash.  Additionally, 197,251 and 70,000 shares were issued as compensation for services during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  Included in operating expenses at September 30, 2009 is $921,491 for the issuance of these 197,251 shares.  There were 265,908 shares issued as a cashless exchange of common stock warrants during the nine months ended September 30, 2009.

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

Continued…

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As of September 30, 2009, the cumulative dividend was $197,774; however, it has not yet been declared.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

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

During the nine months ended September 30, 2009, the Company exchanged 173,000 common stock warrants with an exercise price of $1 and 108,908 common stock warrants with an exercise price of $2, for 265,908 shares of common stock in a cashless exchange.  This exchange has been reflected in the Stockholders' equity for 2009.

13.	RELATED PARTY TRANSACTIONS

The Company had engaged an officer of the Company for management services under a contract that paid him $48,000 for the period ended April 30, 2008 and $114,500 for the year ended December 31, 2008.  The Company paid $36,000 through September 30, 2008 and the expense is included in operating expenses.  The officer became an employee of the Company beginning on May 1, 2008.

Upon the transfer of the assets and liabilities from the LLC to the Company, the LLC members were issued promissory notes totaling $253,750 under a dilution agreement for a portion of their interests in Optimizer Systems, LLC.

The Company had a $50,000 note payable to a shareholder (see Note 6) that was repaid during the year ended December 31, 2008.  In addition there was a note to an officer of the Company (see Note 6) for $4,000 at December 31, 2008 that was repaid during the nine months ended September 30, 2009.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009

14.	INCOME TAXES

For the nine months ended September 30, 2009, the Company incurred a net loss of approximately $2,225,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $1,513,000 through December 31, 2008.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	9/30/09	12/31/08
Deferred tax asset attributable to:
Net operating loss carryover	$2,269,000	$1,513,000
Valuation allowance	(2,269,000)	(1,513,000)

Net deferred tax asset	$-0-	$-0-

15.	GOING CONCERN

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

The Company has analyzed its operations subsequent to September 30, 2009 through November 23, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Our total revenue reported for three months ended September 30, 2009 was $6,908, an increase from $1,111 for the three months ended September 30, 2008.  Our total revenue reported for nine months ended September 30, 2009 was $11,628, a decrease from $68,317 for the nine months ended September 30, 2008.

Operating Expenses

Operating expenses increased to $534,065 for the three months ended September 30, 2009 from $162,519 for the same period ended 2008. Our operating expenses for the three months ended September 30, 2009 consisted mainly of advertising expenses of $317,670, payroll of $122,889 and legal and accounting costs of $60,724.  Our operating expenses for the three months ended September 30, 2008 consisted primarily of general and administrative expenses of $153,249.

Operating expenses increased to $2,265,831 for the nine months ended September 30, 2009 from $638,285 for the same period ended 2008. Our operating expenses for the nine months ended September 30, 2009 consisted mainly of consulting fees of $799,105, advertising expenses of $634,523, payroll of $352,966, development costs of $73,326 and legal and accounting costs of $86,350.  Our operating expenses for the nine months ended September 30, 2008 consisted primarily of general and administrative expenses of $610,486.

Other Income

Other income was $4,950 for three months ended September 30, 2009 an increase from other income of $0 for same period ended 2008.  Other income was $29,128 for nine months ended September 30, 2009 an increase from other expenses of $332,990 for same period ended 2008.  The other income for the three and nine months ended September 30, 2009 is largely attributable to interest income.  The other expenses for the three months ended September 30, 2008 is largely attributable to warrant based compensation.
Net Loss

Net loss for the three months ended September 30, 2009 was $522,207, compared to net loss of $161,408 for the same period 2008. Net loss for the nine months ended September 30, 2009 was $2,225,075, compared to net loss of $902,958 for the same period 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $1,022,080 and total assets in the amount of $1,133,701. Our total current liabilities as of September 30, 2009 were $11,781.  We had working capital of $1,121,920 as of September 30, 2009.

Operating activities used $1,492,274 in cash for the nine months ended September 30, 2009. Our net loss of $2,225,075 was the primary component of our negative operating cash flow, offset mainly by $921,491 in stock issued for services. We had no cash flows used by investing activities during the nine months ended September 30, 2009.  We used $4,000 in cash flows in financing activities during the nine months ended September 30, 2009, for payments on loans payable.

Management feels that our current cash balance will allow us to meet the expenses required to support our growth plans over the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In the current quarter, we issued five-year warrants to purchase 450,000 shares of our common stock at a strike price of $2.00 per share.

We also issued 124,000 shares of our common stock for services rendered.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

OptimizeRx Corporation

Date:	November 23, 2009

By: /s/David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director