Form 10-K
period 2009-12-31
OptimizeRx Corp
filed 2010-03-31
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53605

OptimizeRx Cororation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
407 6th Street Rochester, MI	48307
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 248-651-6568

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,756,014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  12,826,117 as of March 31, 2009.

 PART I

Item 1.   Business

Company Overview

We conduct all of our operations through our wholly-owned subsidiary, OptimizeRx Michigan. We are a development-stage company that has developed a direct to consumer website, www.optimizerx.com (our “Site”), to help medical patients better afford and manage their rising healthcare costs.  In addition, we provide unique advertising programs to the pharmaceutical and healthcare industries.

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

Our turn-key online platform, OFFERx, allows manufacturers to create, promote, and fulfill new medication offering programs directly in all of the pharmacies that participate in our system, which now includes the over 61,000 pharmacies in OPUS’s network. Through our simple online interface, pharmaceutical manufacturers can offer coupons, discounts, and free trials directly to patients on our Site. This gives a significant level of control to manufacturers regarding the timing and level of their discounts. It also allows unprecedented flexibility in responding to market conditions as manufacturers will no longer need to allow for the long lead times necessary to prepare, print, and distribute the materials traditionally required for such programs.

o
ADHERxE – We previously entered into an exclusive relationship with S&H Digital (“S&H”), the Interactive division of Suddler and Hennessey of WPP healthcare communications agency. Subsequent to the reporting period, we have terminated the agreement with S&H for non-performance.  Instead of using S&P services for creating the content and managing ADHERxE, we have built out a reporting scheme (through the SampleMD technology).

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

o
SampleMD - Today, almost 2/3 of doctors’ offices ban or limit drug representative and samples. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications which lead us during the past year to develop our direct to physician solution called SampleMD.

SampleMD is a revolutionary downloadable virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and the fulfillment and adjudication of claims directly from their desktops. Doctors and healthcare providers utilize the SampleMD application from their computer desktops or integrate it into their EMR and/or e-Prescribe systems to search, print or electronically dispense drug samples and co-pay coupons through a national network of pharmacies.  SampleMD eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients. Doctors can also review a branded drug's formulary status within the patients' insurance plan to determine at what level the product is paid/reimbursed. With an integrated automated communications capability, SampleMD will also provide on-going patient support and delivery of monthly co-pay savings to promote continued drug compliance for chronic conditions such as diabetes, heart disease and asthma.

Marketing and Sales

With our marketing partners, we intend to promote OPTIMIZERx and SampleMD primarily through the following:

·	Internet Marketing
·	Public Relations Campaigns
·	Physician Offices
·	Direct to Consumer Marketing
·	Newspaper and Advertising
·	Cable TV
·	Pharmacy Partners
·	Fortune 500 Employers- Benefits Departments
·	Unions and Other Church and Civic organizations
·	Physician Organizations and Associations
·	Strategic Relationships

For distribution and sales purposes, we rely on internal and independent sales representatives.  Additionally, we have entered into co-promotional agreements with both OPUS and S&H as detailed above.

Research and Development

All of our officers and directors are part of our continual research development team and monitor new technologies, trends, services, and partnerships that can help us provide additional services and increased value to the healthcare and pharmaceutical industries and to the patients we serve.

Additionally, for the development of SampleMD and enhancements to our technology, OPTIMIZERx has aligned with the Engineering and Information Technology department of Oakland University in Rochester Michigan. They bring highly skilled technology and application developers as well as a solid knowledge of the medical industry.

As mentioned prior, we are currently in the launch phase of SampleMD, our direct to physician solution aimed at simplifying the business processes of providing, administrating, and distributing branded prescription medications to patients. Our continued efforts, complimenting SampleMD with OPTIMIZERx is to provide better affordability for better healthcare.

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

The following table summarizes the status of our patents and patent applications as of the date hereof:

App Number/ Filing Date	Brief Summary (Products Covered)	Status
S.N. 11/528,292 September 27, 2006	System for providing patient savings and promoting health care product sales	Patent application pending.
S.N. 61/277,161 September 21,2009	VIRTUAL SAMPLE CABINET SYSTEM AND METHOD FOR PRESCRIPTION DRUG MARKETING	Patent application pending

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

Corporate History

Optimizer Systems, LLC was formed in the State of Michigan on January 31, 2006.  It then became a corporation in the state of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation on October 22, 2007.  On April 14, 2008, our company, known at the time as RFID Ltd., consummated entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 10,664,000 shares of common stock of RFID Ltd..  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.  As a result, the historical discussion and financial statements included in this annual report are those of OptimizeRx Corporation.  On April 15, 2008, RFID Ltd’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, we then completed a migratory merger, thereby changing our state of incorporation from Colorado to Nevada, resulting in the current corporate structure in which we, OptimizeRx Corporation, a Nevada corporation is the parent corporation, and OptimizeRx Corporation, a Michigan Corporation is our wholly-owned subsidiary.

Employees

As of January 30, 2010, we had four full-time employees and one independent sales contractor who perform various services for us.   We also engage consultants, independent sales representatives, investor relations, accounting and legal services. We also established a relationship with Oakland University for technical and programming resources.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Michigan.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

Currently, we do not own any real estate. Our principal executive offices are located at 407 Sixth Street, Rochester, Michigan, 48307.  We have entered into a six-month lease for this 2,000 square foot facility, with a cost of approximately $2,500 per month. We believe that our properties are adequate for our current needs, but growth potential towards mid to end of 2010 may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009, our common stock has been quoted on the OTC Bulletin Board, under the symbol “OPRX.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	2.20	0.10
September 30, 2009	3.00	0.20
June 30, 2009	4.00	1.05
March 31, 2009	4.25	0.40

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	4.30	1.56
September 30, 2008	4.20	3.90
June 30, 2008	15.00	3.90
March 31, 2008	7.00	4.00

On March 30, 2010, the last sales price per share of our common stock was $1.90.

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

Holders of Our Common Stock

As of December 31, 2009, we had 12,826,117 shares of our common stock issued and outstanding, held by 332 shareholders of record, not including those held in street name.

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As of December 31, 2009, the cumulative dividend was $547,774; however, it has not yet been declared.
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

We also have warrants outstanding to purchase 7,086,500 shares of our common stock as of December 31, 2009.

Equity Compensation Plans as of December 31, 2008
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	7,336,500	$1.84	1,220,000
Total	7,336,500	$1.84	1,220,000

 Recent Sales of Unregistered Securities

We have 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2009. There were 12,262,958 common shares issued and outstanding at December 31, 2009.

We issued 284,000 shares of our common stock as compensation for services during the year ended December 31, 2009.

We issued $265,908 shares of common stock upon the exercise of cashless warrants and $100,000 shares of common stock for $35,000 in cash.

We issued 300,000 stock warrants in connection with non-employee services.  We also issued 750,000 options as part of employment agreements with various employees.

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

Overview

We are a development-stage company located in Michigan. Since our formation, our initial concentration had been on developing our direct to consumer business strategy and obtaining financing. We planned to expand awareness, traffic and database to our patient savings portal OPTIMIZERx.com, as well as the launch of our offer development systems OFFERx™ and ADHERxE.   The primary components of our direct to consumer business are :

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

We have acquired over two million members to date. Upon this, management has been preparing and addressing all key issues to successfully serve and monetize the membership database, including:  content, procurement of advertising sponsorships, technology and distribution. We originally planned to extend our reach and visibility through increased online, print and broadcast marketing to increase traffic and our database of qualified health care consumers. However, with our current membership base, along with the short period of time since acquiring the majority of our members and the sales cycle of attaining sponsorship and industry advertising programs to this new asset, we have minimually engaged in marketing to our database.

Management continues to believe the OPTIMIZERx database will be a very significant, on-going revenue stream over time.  Currently we have a number of advertising proposals pending to major pharmaceutical companies and agencies, including Lilly, AstraZeneca, Publicis and Novartis, and are working with media and channel partners to continue to seek new ways to monetize

During the past year, the company had also begun to develop its Direct to Physician solution ‘SampleMD. Today, almost 2/3 of doctors’ offices ban or limit drug representative and samples. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications. Based on this we have built SampleMD, a solution targeting providing a new way to administer and distribute samples and co-pays direct from the physician and benefiting the patient consumer.

SampleMD was announced to the marketplace in October 2009 with great interest from the physician groups, IDN’s and GPO’s as well as the pharmaceutical manufacturers. With ease of use for the physicians, sample can again be prescribed to validate treatment of patients, and with greater reporting capabilities, the manufacturers now gain greater transparency to information relative to sample distribution and utilization.
SampleMD will be launched within its first physician groups in spring of 2010 witih full roll out by summer / fall 2010.

Results of Operations for the Years Ended December 31, 2009 and 2008

Since inception until December 31, 2009, we have generated $210,727 from advertising and use of our database.  In the same period, we have incurred operating expenses in the amount of $4,906,090 related to funding the development of the business plan, new products and platforms and raising capital.

Gross Revenues

Our total revenue reported for the year ended December 31, 2009 was $26,723, a decrease from $83,686 for the year ended December 31, 2008.

Operating Expenses

Operating expenses increased to $2,673,782 for the year ended December 31, 2009 from $1,591,738 for the year ended December 31, 2008. Our operating expenses for the year ended December 31, 2009 consisted mainly of advertising expenses of $668,751, consulting fees of $852,736, salaries and wages of $524,500, website maintenance of $143,014, legal and accounting fees of $146,252, and travel expenses of $60,671.  Our operating expenses for the year ended December 31, 2008 consisted mainly of advertising expenses of $380,497, stock based compensation expenses of $333,004, consulting fees of $322,625, salaries and wages of $151,593, commission expenses of $87,825, website maintenance of $76,746, legal and accounting fees of $58,934, and travel expenses of $54,929.

Other Expenses

Other expenses decreased to $1,908,630 for the year ended December 31, 2009 from $2,740,801 for the year ended December 31, 2008.  The decrease in other expenses for the year ended December 31, 2009 from the prior year is primarily attributable to a decrease in warrant based compensation. For the year ended December 31, 2009 we expensed $1,939,257 in warrant based compensation, as opposed to $2,745,280 in warrant based compensation for the year ended December 31, 2008.

Net Loss

Net loss for the year ended December 31, 2009 was $4,555,689, compared to net loss of $4,248,853 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $678,951 and total assets in the amount of $890,142. Our total current liabilities as of December 31, 2009 were $37,830.  We had working capital of $641,121 as of December 31, 2009.

Operating activities used $1,769,562 in cash for the year ended December 31, 2009. Our net loss of $4,555,689 was the primary component of our negative operating cash flow, offset mainly by $1,939,257 in stock warrants issued for services and $1,008,240 in stock options issued for compensation. Cash flows used by investing activities during the year ended December 31, 2009 was $107,700 for web development costs.  Cash flows provided by financing activities during the year ended December 31, 2009 amounted to $31,000 and consisted of $35,000 as proceeds from the conversion of stock warrants offset by $4,000 in repayment of notes payable to related parties.

On Sept 8, 2008 we received gross proceeds of $3,500,000 (net $2,985,000) from VICIS Capital for preferred equity share sales which was used towards our working capital.

Our monthly use of funds is for general operations, product development, sales and marketing. Our operational overhead is generally minimized through our small staff and use of independent contractors.

Management feels that our current cash balance will allow us to meet the expenses required to continue the current level of operation to mid 2010, which does not include provision for financial support by revenue.  Our expenses are expected to be roughly $110,000 to 120,000 per month, so we will need an additional $750,000 to $1,000,000 to carry us to the end of 2010 without the assistance of revenues.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

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

The fair value of each option granted in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 44% to 233%, risk-free interest rate of .04% to .15% and expected life of 60 months. The Company recognized expense of $1,939,257 on the 1,050,000 options and warrants in 2009.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	ConsolidatedBalance Sheets as of December 31, 2009 and 2008;
F-3	Statements of Operations for the years ended December 31, 2009 and 2008, and the periods from inception to December 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2009;
F-5	Statements of Cash Flows for the year ended December 31, 2009 and 2008, and the periods from inception to December 31, 2009;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OptimizeRx Corporation
Rochester, Michigan

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from January 31, 2006 (inception) to December 31, 2009.  These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation, as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended and for the period from January 31, 2006 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the OptimizeRx Corporation will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 30, 2010

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$656,394	$2,502,656
Account receivable – trade	14,465	0
Account receivable – employee	0	1,346
Prepaid expenses	8,092	3,292
Total Current Assets	678,951	2,507,294

Property and Equipment, net	13,581	15,270

Web Development Costs, net	197,610	120,737

TOTAL ASSETS	$890,142	$2,643,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,224	$171,864
Accrued expenses	4,606	41,933
Notes payable – related parties	0	4,000
Total Current Liabilities	37,830	217,797

TOTAL LIABILITIES	37,830	217,797

STOCKHOLDERS’ EQUITY
Common stock, par $.001, 500,000,000 shares authorized, 12,826,117 shares issued and outstanding (12,262,958 – 2008)	12,826	12,263
Preferred stock, par $.001, 10,000,000 shares authorized, 35 shares issued and outstanding	0	0
Stock warrants	18,139,252	16,905,280
Paid in capital	1,747,962	0
Deficit accumulated during the development stage	(19,047,728)	(14,492,039)
Total Stockholders’ Equity	852,312	2,425,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$890,142	$2,643,301

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO DECEMBER 31, 2009

	Year ended December 31, 2009	Year ended December 31, 2008	Inception through December 31, 2009

GROSS REVENUES	$26,723	$83,686	$210,727

OPERATING EXPENSES	2,673,782	1,591,738	4,906,090

NET OPERATING LOSS	(2,647,059)	(1,508,052)	(4,695,363)

OTHER INCOME (EXPENSES)	(1,908,630)	(2,740,801)	(4,654,956)

NET LOSS BEFORE INCOME TAXES	(4,555,689)	(4,248,853)	(9,350,319)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(4,555,689)	$(4,248,853)	$(9,350,319)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,583,841	12,014,772
NET LOSS PER SHARE	$(0.36)	$(0.35)

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2009

	Common Stock		Preferred Stock		Stock	Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Total

Balance, January 1, 2008	10,300,000	$10,300	0	$0	$0	$289,700	$(394,927)	$(94,927)

Issuance of common stock for cash	636,000	636	-	-	-	635,364	-	636,000

Outstanding common stock prior to reverse merger	1,256,958	1,257	-	-	-	(1,257)	-	-

Common stock issued for services	70,000	70	-	-	-	69,930	-	70,000

Issuance of stock options	-	-	-	-	-	333,004	-	333,004

Preferred stock issued for cash	-	-	35	-	-	3,500,000	-	3,500,000

Preferred stock issuance costs	-	-	-	-	-	(515,000)	-	(515,000)

Stock warrants issued					14,160,000	(4,311,741)	(9,848,259)	0

Stock warrants issued for services					2,745,280			2,745,280

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,248,853)	(4,248,853)

Balance, December 31, 2008	12,262,958	12,263	35	0	16,905,280	0	(14,492,039)	2,425,504

Outstanding share adjustment	(86,749)	(87)	-	-	-	87	-	0

Issuance of common stock for services	284,000	284	-	-	-	1,007,956	-	1,008,240

Issuance of stock warrants and options	-	-	-	-	1,939,257	-	-	1,939,257

Conversion of stock warrants to common stock	365,908	366	-	-	(705,285)	739,919	-	35,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(4,555,689)	(4,555,689)

Balance, December 31, 2009	12,826,117	$12,826	35	$0	$18,139,252	$1,747,962	$(19,047,728)	$852,312

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO DECEMBER 31, 2009

	Year ended December 31, 2009	Year ended December 31, 2008	Inception through December 31, 2009
Cash Flows from Operating Activities:
Net Loss for the period	$(4,555,689)	$(4,248,853)	$(9,350,319)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	32,516	32,150	67,529
Stock issued for services	1,008,240	70,000	1,078,240
Stock options issued for compensation	0	333,004	333,004
Stock warrants issued for services	1,939,257	2,745,280	4,684,537
Changes in Assets and Liabilities
(Increase) in accounts receivable – trade	(14,465)	0	(14,465)
(Increase) decrease in accounts receivable - employee	1,346	(1,346)	0
(Increase) in prepaid expenses	(4,800)	(1,292)	(8,092)
Increase (decrease) in accounts payable	(138,640)	128,648	33,224
Increase (decrease) in accrued expenses	(37,327)	23,007	4,606
Net Cash Used in Operating Activities	(1,769,562)	(919,402)	(3,171,736)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	0	(10,621)	(16,887)
Web development costs	(107,700)	0	(261,833)
Net Cash Used in Investing Activities	(107,7000)	(10,621)	(278,720)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	0	320,000	394,000
Repayments of notes payable – related parties	(4,000)	(643,750)	(647,750)
Member contributions	0	0	404,600
Net proceeds from common stock	0	636,000	936,000
Net proceeds from preferred stock	0	2,985,000	2,985,000
Proceeds from conversion of stock warrants to common stock	35,000	0	35,000
Net Cash Provided by Financing Activities	31,000	3,297,250	4,106,850

Net Increase (Decrease) in Cash and Cash Equivalents	(1,846,262)	2,367,227	656,394
Cash and Cash Equivalents – Beginning	2,502,656	135,429	0
Cash and Cash Equivalents – Ending	$656,394	$2,502,656	$656,394

Supplemental Cash Flow Information:
Cash paid for interest	$1,793	$0	$4,453
Cash paid for income taxes	$0	$0	$0
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid through issuance of notes payable-related party	$0	$0	$253,750
Conversions of stock warrants to common stock	$705,285	$0	$705,285

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2009 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2:  Significant Accounting Policies (continued)

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
DECEMBER 31, 2009

Note 2:  Significant Accounting Policies (continued)

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2009 and December 31, 2008, respectively, since their effect is anti-dilutive.

Note 3:  Property and Equipment

Property and equipment is recorded at cost and consisted of the following at December 31:

	2009	2008
Computer equipment	$12,594	$12,594
Furniture and fixtures	4,293	4,293
Subtotal	16,887	16,887
Less: Accumulated depreciation	(3,306)	(1,617)
Property and equipment, net	$13,581	$15,270

Depreciation expense was $1,689 and $1,322 for the years ended December 31, 2009 and 2008, respectively.

Note 4:  Website Development Costs

The Company has capitalized costs in developing their website and web-based products which consists of the following at December 31:

	2009	2008
Web development costs	$261,833	$154,133
Less: Accumulated amortization	(64,223)	(33,396)
Web development costs, net	$197,610	$120,737

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007. During the year end December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized. The project has not reached completion and therefore no amortization has been recorded as of December 31, 2009 for the additional capitalized costs.

Amortization expense was $30,827 and $30,827 for the years ended December 31, 2009 and 2008, respectively.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 5:  Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2009	2008
Accrued interest	$0	$1,683
Accrued payroll taxes	106	24,091
Accrued miscellaneous	0	6,159
Accrued audit fees	4,500	10,000
Total accrued expenses	$4,606	$41,933

Note 6:  Notes Payable – Related Party

Notes payable – related party consisted of the following at December 31:

	2009	2008
Note payable – Officer	$0	$4,000
Less: current portion	(0)	(4,000)
Long –Term Debt	$0	$0

The officer note payable and all related accrued interest was paid in full during 2009.

Note 7:  Commitments and Contingencies

The Company leases their offices for $2,500 a month and had signed a lease through November 7, 2009 with an option for a six month renewal.  The option has not been exercised and the company will be on a month-to-month rental.

Note 8:  Common Stock

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2009. There were 12,826,117 and 12,262,958 common shares issued and outstanding at December 31, 2009 and 2008, respectively.

Pursuant to the share exchange agreement with RFID, Ltd., 100% of OptimizeRx’s stock was exchanged for 10,664,000 shares of RFID’s common stock.  At the time of the share exchange, RFID had an additional 1,256,958 shares of common stock issued and outstanding.

During 2008, 636,000 shares of common stock were sold for cash.  Additionally, 284,000 and 70,000 shares were issued as compensation for services during the years ended December 31, 2009 and 2008, respectively.  Included in operating expenses at December 31, 2009 is $1,008,240 for the issuance of these 284,000 shares.  There were 365,908 shares issued as a cashless exchange of common stock warrants during the year ended December 31, 2009.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 9: Preferred Stock

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As of December 31, 2009, the cumulative dividend was $547,774; however, it has not yet been declared.

Note 10: Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (R) (ASC 505-50), "Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach.

Under the modified prospective approach, SFAS 123(R) (ASC 505-50) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 (ASC 505-50), and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) (ASC 505-50). For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include the compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) (ASC 505-50).

The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 150%, risk-free interest rate of 2.59% and expected life of 60 months. The Company recognized expense of $333,004 on the 365,000 options issued in 2008.

The fair value of each option granted in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 44% to 233%, risk-free interest rate of .04% to .15% and expected life of 60 months. The Company recognized expense of $1,939,257 on the 1,050,000 options and warrants in 2009.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 10: Stock-Based Compensation (continued)

During the year ended December 31, 2008, OptimizeRx issued 6,000,000 common stock warrants with an exercise price of $2 and a term of seven years in connection with the preferred stock issuance.  These warrants were valued using the Black-Scholes pricing model at $14,160,000.  The warrants are treated as a re-distribution of equity and are shown as a component of equity.

During the year ended December 31, 2008, OptimizeRx issued 1,059,500 common stock warrants in exchange for services.  These warrants were issued with exercise prices of either $1 or $2 and a term of five years.  The Black-Scholes method was used to value these warrants at $2,745,280 and the warrants were expensed during 2008.

The fair value of each warrant issued in 2008 was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 6%, risk-free interest rate of 1.85% and expected life of 60 - 84 months.

During the year ended December 31, 2009, the Company exchanged 173,000 common stock warrants with an exercise price of $1 and 108,908 common stock warrants with an exercise price of $2, for 365,908 shares of common stock in a cashless exchange.  This exchange has been reflected in the Stockholders' equity for 2009.

The Company issued 300,000 stock warrants in connection with non-employee services.  The Company also issued 750,000 options as part of employment agreements with various employees.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the options and warrants issued in connection with the non-employee services at $616,079, and the employment agreements at $1,323,178, as of December 31, 2009 using the Black-Scholes option pricing model.

Note 11:  Related Party Transactions

The Company had a note payable to an officer of the Company (see Note 6) for $4,000 at December 31, 2008 that was repaid along with all accrued interest during the year ended December 31, 2009.

Note 12: Other Income (Expenses)

Other income (expenses) consisted of the following at December 31:

	2009	2008
Interest income	$30,189	$5,090
Other income	1,471	0
Interest expense	(1,033)	(611)
Stock warrant expense	(1,939,257)	(2,745,280)
Total other income (expenses)	$(1,908,630)	$(2,740,801)

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 13: Income Taxes

For the year ended December 31, 2009, the Company incurred a net loss of approximately $4,556,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $1,513,000 through December 31, 2008.  The cumulative loss of approximately $9,350,000 will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$3,179,000	$1,513,000
Valuation allowance	(3,179,000)	(1,513,000)
Net deferred tax asset	$-	$-

Note 14: Going Concern

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

Note 15: Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2009.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2009, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2009 and as a result our disclosures controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment, our management identified a material weakness in internal control over financial reporting as of December 31, 2009. Specifically, we had the following significant deficiencies at December 31, 2009:

▪
The company currently only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls. Mr. David Lester recently assumed responsibilities for the company as the sole officer.  Prior officers of the company have not implemented checks and balances on internal controls.

 Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Remediation

In the first quarter 2009, the company engaged the accounting firm of Tama, Budja & Raab, P.C to assist on the preparation of quarterly and annual financials.  The firm also plans to assist the company with Quickbooks assistance. The company plans to remedy internal control weaknesses during 2010.

Auditor Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2009.

Name	Age	Position(s) and Office(s) Held
David Lester	52	Chief Executive Officer and Director
David A. Harrell	43	Chairman and Director
Thomas E. Majerowicz	58	Secretary and Director
Terence J. Hamilton	44	Director and VP of Sales

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David Lester

Mr. Lester is a business veteran whom has accumulated over thirty years of executive experience in the areas of business, marketing, sales, operations, technology, and leadership.   Prior to accepting his new role with us, Mr. Lester held the title of Director, Consumer & Industrial Products Marketing for Deloitte LLP.  During his tenure at Deloitte, he established Deloitte as a leader through innovative programs and strategic partnerships.  Prior to Deloitte, he worked with Sun Microsystems as Director, Industry Strategy & Marketing, and Manufacturing Industries.

David Lester has worked with Governor Tommy Thompson, former Secretary of Health & Human Services, on health care reform and cost control; partnered with Governor Tom Ridge, former head of Homeland Security on defending cyber security initiatives; and as a active participant within the National Association of Manufacturers and the Manufacturing Institute worked with former Michigan Governor John Engler, now President of the National Association of Manufacturers,  on challenges inhibiting the competitiveness of manufacturers like health care reform, trade policy, renewable energy, business tax reform, and sustainability.

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

For the fiscal year ending December 31, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Lester CEO and Director	1	3	0
David A. Harrell Chairman and Director	1	1	0
Thomas E. Majerowicz Secretary and Director	1	1	0
Terence J. Hamilton VP of Sales and Director	1	1	0

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lester(1) CEO and Director	2009 2008	150,000 -	- -	- -	552,343(2) -	- -	- -	- -	702,343 -
Thomas E. Majerowicz Secretary	2009 2008		- -	12,240(2) -	- -	- -	- -	- -	12,240 -
Terence J. Hamilton VP of Sales and Director(4)	2009 2008	123,500 120,000	- -	- -	461,330(2) -	- -	- -	- -	584,830 120,000
David Harrell, Former President and CEO(5)	2009 2008	152,000 144,000	70,000 -	- -	307,553(2) -	- -	- -	- -	529,553 144,000
James Vandeberg, Former CEO of RFID Ltd.	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -
(1)	Mr. Lester has held office as our Chief Executive Officer since April 1, 2009.
(2)
This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year indicated in accordance with SFAS No. 123R, Share Based Payments of awards of restricted stock and stock options, as applicable.

(3)	Supplement.
(4)	Mr. Hamilton has held office as our VP of Sales since March 1, 2007.
(5)	Mr. Harrell has held office as our Chairman since April 2008.

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

On August 1, 2008, we entered into an employment agreement with Mr. Hamilton to serve as our VP of Sales.  Under the agreement, we agreed to compensate Mr. Hamilton $120,000 annually and we granted him options to purchase 150,000 shares of our common stock in 2009.  Mr. Hamilton is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors.  He is entitled to vacation and sick days, and other benefits included in the agreement. On March 18, 2010, we entered into an addendum to the employment agreement to increase his compensation to $150,000 annually.

On June 1, 2008, we entered into an employment agreement with Mr. Harrell to serve as our CEO.  Mr. Harrell is no longer our CEO, but will be our Chairman and we intend to enter into an employment agreement with him in that capacity in the near future. The terms of his compensation as our CEO, which is still in effect, are an annual salary of $144,000 with a 5% cost of living increase on each 12 month anniversary.  Mr. Harrell is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors.  He is entitled to vacation and sick days, and other benefits included in the agreement. On March 18, 2010, we entered into an addendum to the employment agreement to increase his compensation to $152,000 annually.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Lester, CEO, CFO and Director	375,000 125,000			$0.35(1) $0.35(1)	10/1/14 12/22/14
Thomas E. Majerowicz Secretary
David Harrell, Former President and CEO	100,000			$0.35	3/5/14
Terence J. Hamilton VP of Sales	150,000			$0.35(1)	3/5/14
(1)	Options were revalued on October 1, 2009 to $0.35 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,826,117 shares of common stock issued and outstanding on December 31, 2009. Except as otherwise indicated, the address of each person named in this table is c/o OptimizeRx Corporation, 407 Sixth Street, Rochester, MI  48307.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	David Lester(1)	500,000 shares	3.75%
Common	David A. Harrell(2)	3,612,250 shares	27.94%
Common	Thomas E. Majerowicz	246,750 shares	1.92%
Common	Terence J. Hamilton(3)	595,000 shares	4.58%
Total of All Directors and Executive Officers:		4,954,000 shares	36.49%
More Than 5% Beneficial Owners:
Common	Cypress Trust(4)	1,150,000 shares	8.96%
Common	Vicis Capital Master Fund(5)	9,500,000 shares	42.55%

(1)	Includes options to purchase 500,000 shares of common stock at a price of $0.35 per share.
(2)	Includes options to purchase 100,000 shares of common stock at a price of $0.35 per share.
(3)	Includes options to purchase 150,000 shares of common stock at a price of $0.35 per share.
(4)	Linwood C. Meehan III has voting and dispositive control over the shares held by Cypress Trust, which is located at 13750 W. Colonial Dr., Ste. 250-317, Winter Garden, Florida 34787.
(5)
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

▪	Please refer to the section titled Executive Compensation for employment agreements with our named executive officers.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$23,981	$0	$0	$0
2008	$16,475	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)1.
3.2	Amended and Restated Bylaws of the Company1.
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company1.
10.1	Agreement Concerning the Exchange of Securities, dated on April 14, 2008 by and among RFID, Ltd., OptimizeRx Corporation and the Security Holders of OptimizeRx Corporation1.
10.2	Securities Purchase Agreement, dated September 8, 2008, by and between the Company and Vicis Capital Master Fund (“Vicis”)1.
10.3	Form of Series A Warrant1.
10.4	Registration Rights Agreement, dated September 8, 2008, by and between the Company and Vicis1.
10.5	Security Agreement, dated September 8, 2008, by and between the Company and Vicis1.
10.6	Guaranty Agreement, dated September 8, 2008, by and between the Company and Vicis1.
10.7	Guarantor Security Agreement, dated September 8, 2008, by and between the Company and Vicis1.
10.8	Form of Partnership Agreement between the Company and Dendrite International, Inc. d/b/a/ Cegedim Dendrite, as entered into on June 24, 20081.
10.9	Letter of Intent between the Company and Sudler & Hennessy, dated September 30, 20081.
10.10	Employment Agreement David Lester
10.11	Employment Agreement Terry Hamilton
10.12	Employment Agreement David Harrell
10.13	Employment Agreement Addendum Terry Hamilton
10.14	Employment Agreement Addendum David Harrell
21.1	List of Subsidiaries1
23.1	Consent of Silberstein Ungar, PLLC
31.1	Section 302 Certification of Principal Executive Officer
32.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

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
March 31, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Harrell	By:	/s/ Terence J. Hamilton
	David Harrell Director		Terence J. Hamilton Director
	March 31, 2010		March 31, 2010

By:	/s/ Thomas E. Majerowicz Director
March 31, 2010