Form 10-Q
period 2010-03-31
OptimizeRx Corp
filed 2010-05-17
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53605

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
407 6th Street Rochester, MI, 48307
(Address of principal executive offices)

248-651-6568
(Registrant's telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,881,156 as of March 31, 2010.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from January 31, 2006 (Inception) to March 31, 2010;

F-3	Consolidated Statement of Stockholders’ Equity (unaudited) for the period from January 1, 2009 to March 31, 2010

F-4	Unaudited Consolidated Statements of Cash Flow for the three months ended March 31, 2010 and 2009 and for the period from January 31, 2006 (Inception) to March 31, 2010;

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010  AND DECEMBER 31, 2009

ASSETS
	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$371,412	$656,394
Accounts receivable	690	14,465
Prepaid expenses	13,360	8,092
Total Current Assets	385,462	678,951

Property and Equipment, net	13,159	13,581

Website development costs, net	234,563	197,610

TOTAL ASSETS	$633,184	$890,142

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable - trade	$13,807	$33,224
Accrued expenses	72	4,606
Total Current Liabilities	13,879	37,830

TOTAL LIABILITIES	13,879	37,830

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 500,000,000 shares authorized, 12,881,156 shares issued and outstanding	12,881	12,826
Series A Convertible Preferred stock, $.001 par value 1,000 shares authorized, 35 shares issued and outstanding. Redemption date September 5, 2010.	-0-	-0-
Stock warrants	17,985,436	18,139,252
Additional paid-in-capital	1,929,683	1,747,962
Deficit accumulated during the development stage	(19,308,695)	(19,047,728)
Total Stockholders' Equity	619,305	852,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$633,184	$890,142

See accompanying notes to the consolidated financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) THROUGH MARCH 31, 2010

	Three months ended March 31, 2010 (Unaudited)	Three months ended March 31, 2009 (Unaudited)	For the period from January 31, 2006 (Inception) through March 31, 2010 (Unaudited)

GROSS REVENUES	$1,283	$1,271	$212,010

OPERATING EXPENSES	263,094	1,376,304	5,169,184

NET OPERATING LOSS	(261,811)	(1,375,033)	(4,957,174)

OTHER INCOME (EXPENSE)	844	14,310	(4,654,112)

NET LOSS BEFORE INCOME TAXES	(260,967)	(1,360,723)	(9,611,286)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(260,967)	$(1,360,723)	$(9,611,286)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,853,190	12,609,094

NET LOSS PER SHARE	$(0.02)	$(0.11)

See accompanying notes to the consolidated financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
AS OF MARCH 31, 2010

	Common Stock		Preferred Stock		Stock	Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Total

Balance, January 1, 2009	12,262,958	$12,263	35	$-	$16,905,280	$-	$(14,492,039)	$2,425,504

Outstanding share adjustment	(86,749)	(87)	-	-	-	87	-	0

Issuance of common stock for services	284,000	284	-	-	-	1,007,956	-	1,008,240

Issuance of stock warrants and options	-	-	-	-	1,939,257	-	-	1,939,257

Conversion of stock warrants to common stock	365,908	366	-	-	(705,285)	739,919	-	35,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(4,555,689)	(4,555,689)

Balance, December 31, 2009	12,826,117	12,826	35	0	18,139,252	1,747,962	(19,047,728)	852,312

Issuance of common stock for services	12,000	12	-	-	-	27,948	-	27,960

Conversion of stock warrants to common stock	43,039	43	-	-	(153,816)	153,773	-	0

Net loss for the three months ended March 31, 2010	-	-	-	-	-	-	(260,967)	(260,967)

Balance, March 31, 2010	12,881,156	$12,881	35	$-	$17,985,436	$1,929,683	$(19,308,695)	$619,305

See accompanying notes to the consolidated financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) THROUGH MARCH 31, 2010

	Three months ended March 31, 2010 (Unaudited)	Three months ended March 31, 2009 (Unaudited)	For the period from January 31, 2006 (Inception) through March 31, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(260,967)	$(1,360,723)	$(9,611,286)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,129	8,129	75,659
Stock issued for services	27,960	696,000	1,106,200
Compensation expense for stock options	-0-	-0-	333,004
Stock warrants issued for services	-0-	-0-	4,684,537
Changes in assets and liabilities:
Accounts receivable	13,775	-0-	(690)
Prepaid expenses	(5,268)	87	(13,360)
Loan receivable	-0-	1,346	-0-
Accounts payable	(19,417)	10,031	13,807
Accrued expenses	(4,534)	(34,758)	72
Net Cash Used in Operating Activities	(240,322)	(679,888)	(3,412,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	-0-	(16,888)
Website site development costs	(44,660)	-0-	(306,493)
Net Cash Used in Investing Activities	(44,660)	-0-	(323,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Members capital contributions	-0-	-0-	404,600
Issuance of common stock	-0-	-0-	936,000
Issuance of preferred stock	-0-	-0-	2,985,000
Payments on loan payable	-0-	-0-	(647,750)
Payment for conversion of warrants to stock	-0-	-0-	35,000
Proceeds from issuance of notes payable	-0-	-0-	394,000
Net Cash Provided by Financing Activities	-0-	-0-	4,106,850

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(284,982)	(679,888)	371,412

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	656,394	2,502,656	-0-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$371,412	$1,822,768	$371,412

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$61	$159	$6,246
Cash paid for income taxes	$-0-	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Distributions paid through issuance of notes payable - related party	$-0-	$-0-	$253,750
Conversion of warrants to common stock	$153,816	$-0-	$859,101

See accompanying notes to the consolidated financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010

NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2010 and March 31, 2009, respectively, since their effect is anti-dilutive.

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2009.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010

NOTE 3 – PROPERTY AND EQUIPMENT

The Company and the LLC owned equipment recorded at cost which consisted of the following:

	March 31, 2010	December 31, 2009
Computer equipment	$12,594	$12,594
Furniture and fixtures	4,294	4,294
Subtotal	16,888	16,888
Accumulated depreciation	(3,729)	(3,307)
Property and equipment, net	$13,159	$13,581

Depreciation expense was $422 and $422 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 4 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website, which consisted of the following:

	March 31, 2010	December 31, 2009
Website costs	$306,492	$261,833
Accumulated amortization	(71,929)	(64,223)
Website development costs, net	$234,563	$197,610

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of five years, once it was put into service in December 2007.  The Company is currently developing a new website and has capitalized $152,359.  The site is currently in process and has not started to be amortized at March 31, 2010.

Amortization expense was $7,707 and $7,707 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Accrued payroll taxes	$72	$106
Accrued audit fees	0	4,500
Accrued expenses	$72	$4,606

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month on a month-to-month rental.

NOTE 7 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of March 31, 2010. There were 12,881,156 and 12,826,117 common shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.

Pursuant to the share exchange agreement with RFID, Ltd., 100% of OptimizeRx’s stock was exchanged for 10,664,000 shares of RFID’s common stock.  At the time of the share exchange, RFID had an additional 1,256,958 shares of common stock issued and outstanding.

During the three months ended March 31, 2010 and 2009, 12,000 and 160,000 shares were issued as compensation for services, respectively.  Included in operating expenses at March 31, 2010 and 2009 is $27,960 and $696,000 for the issuance of these shares.  There were 43,039 and 265,908 shares issued as a cashless exchange of common stock warrants during the three months ended March 31, 2010 and year ended December 31, 2009, respectively.

NOTE 8 – PREFERRED STOCK

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.  As March 31, 2010, the cumulative dividend was $547,774; however, it has not yet been declared.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010

NOTE 9 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment: (SFAS 123(R), now ASC 505-50 and ASC 718-10) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) (ASC 505-50 and ASC 718-10) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

Under the modified prospective approach, SFAS 123(R) (ASC 505-50 and ASC 718-10) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) (ASC 505-50 and ASC 718-10). For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include the compensation costs for all share-based payments granted based on the estimated grant date fair value.

The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 150%, risk-free interest rate of 2.59% and expected life of 60 months. The Company recognized expense of $333,004 on the 365,000 options issued on March 5, 2008.

The fair value of each option granted in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 44% to 233%, risk-free interest rate of 0.04% to 0.15% and expected life of 60 months.  The Company recognized expense of $1,939,257 on the 1,050,000 options and warrants in 2009.

NOTE 10 – STOCK WARRANTS

During the three months ended March 31, 2010, the Company exchanged 75,400 common stock warrants with an exercise price of $1 for 43,039 shares of common stock in a cashless exchange.  This exchange has been reflected in the stockholders’ equity for 2010.

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

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010

NOTE 10 – STOCK WARRANTS (CONTINUED)

The Company issued 300,000 stock warrants in connection with non-employee services.  The Company also issued 750,000 warrants as part of employment agreements with various employees.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the warrants issued in connection with the non-employee services at $616,079, and the employment agreements at $1,323,178, as of December 31, 2009 using the Black-Scholes option pricing model.

NOTE 11 – OTHER INCOME (EXPENSES)

Other income (expenses) consisted of the following for the three months ended March 31:

	2010	2009
Interest income	$905	$13,088
Other income	0	1,471
Interest expense	(61)	(249)
Total other income (expenses)	$844	$14,310

NOTE 12 – INCOME TAXES

For the three months ended March 31, 2010, the Company incurred a net loss of approximately $261,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $4,069,000 through December 31, 2009.  The cumulative loss will be carried forward and can be used through the year 2028 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$1,472,200	$1,383,460
Valuation allowance	(1,472,000)	(1,383,460)
Net deferred tax asset	$-0-	$-0-

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained substantial losses since inception.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital.  Management believes that its successful ability to raise capital and their plans for increases in revenues will provide the opportunity for the Company to continue as a going concern.

NOTE 14 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Company Overview

Since our formation, our initial concentration had been on developing our direct to consumer business strategy and obtaining financing. We planned to expand awareness, traffic and database to our patient savings portal OPTIMIZERx.com, as well as the launch of our offer development systems OFFERx™ and ADHERxE.   The primary components of our direct to consumer business are:

▪	The online patient savings portal OPTIMIZERx.com and our network affiliates
▪	OFFERx to develop, promote and fulfill new offers from pharmaceutical and healthcare manufactures
▪	 ADHERxE to allow manufacturers to re-engage their customers through the activation of new savings each month

 We plan to generate revenues through: (i) advertising sales from our Site and affiliate network; (ii) its database; (iii) direct marketing and sponsorships and (iv) our platforms to create, promote and manage new savings offers for additional clients.

We have acquired over two million members to date. Upon this, management has been preparing and addressing all key issues to successfully serve and monetize the membership database, including:  content, procurement of advertising sponsorships, technology and distribution. We originally planned to extend our reach and visibility through increased online, print and broadcast marketing to increase traffic and our database of qualified health care consumers. However, with our current membership base, along with the short period of time since acquiring the majority of our members and the sales cycle of attaining sponsorship and industry advertising programs to this new asset, we have minimally engaged in marketing to our database.

Management continues to believe the OPTIMIZERx database will be a very significant, on-going revenue stream over time.  Currently we have a number of advertising proposals pending to major pharmaceutical companies and agencies, including Lilly, AstraZeneca, and Novartis, and are working with media and channel partners to continue to seek new ways to monetize.

During the past year, the company had also invested in the  development of its Direct to Physician solution ‘SampleMD. Today, almost 2/3 of doctors’ offices ban or limit drug representative and samples. Although samples are still valuable in validating prescribed therapies, many healthcare systems and doctors are looking for an easier, more effective way to both administer and distribute samples while increasing affordable access and adherence to their prescribed branded medications. Based on this we have built SampleMD, a solution targeting at providing a new way to administer and distribute samples and co-pays direct from the physician and benefiting the patient consumer.

SampleMD was announced to the marketplace in October 2009 with great interest from the physician groups, IDN’s and GPO’s as well as the pharmaceutical manufacturers. With ease of use for the physicians, samples can again be prescribed to validate treatment of patients, and with greater reporting capabilities, the manufacturers now gain greater transparency to information relative to sample distribution and utilization.

The first quarter of 2010 has been very busy for SampleMD. In February 2010, we signed an agreement with Health Connect Partners, Inc. as the VIP sponsor of the 2010 HCP Spring Hospital Pharmacy Conference in San Diego. As provided in the agreement, Health Connect Partners introduced SampleMD to health care organizations at the conference that was held on April 12-14.  This agreement allowed for a keynote presentation, hosting a solution suite for personal demonstrations of the SampleMD solution, and many critical networking opportunities.

Additionally,  we have signed Health Care Provider agreements with Dreyer Medical Clinic and Michigan Academy of Family Physicians as their system for providing sample vouchers and prescription co-pay coupon offerings to their patients, and a channel partner agreement with MedAssets Supply Chain Systems to implement our SampleMD among their represented 125 health systems, 3,300 hospitals, and nearly 40,000 doctors.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

Our total revenue reported for three months ended March 31, 2010 was $1,283, a nominal increase from $1,271 for the three months ended March 31, 2009.

Operating Expenses

Operating expenses decreased to $263,094 for the three months ended March 31, 2010 from $1,376,304 for the same period ended 2009. Our operating expenses for the three months ended March 31, 2010 consisted mainly of advertising expenses of $34,104, computer and internet expenses of $5,084, consulting fees of $31,644, amortization expenses of $7,707, taxes-payroll expenses of $10,053, employee benefits of $6,451, legal and accounting expenses of $10,756, payroll of $120,720, and rent expenses of $7,500.   Our operating expenses for the three months ended March 31, 2009 consisted mainly of advertising expenses of $307,570, computer and interest expenses of $6,901, consulting fees of $876,795, amortization expenses of $7,707, education and training expenses of $6,585, taxes-payroll expenses of $8,607, website maintenance expenses of $15,650, payroll of $101,650, rent expense of $7,500, and travel costs of $14,288.

Other Income

Other income was $844 for three months ended March 31, 2010 a decrease from other income of $14,310 for same period ended 2009.  The other income for both periods is attributable to interest income.

Net Loss

Net loss for the three months ended March 31, 2010 was $260,967, compared to net loss of $1,360,723 for the same period 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $385,462 and total assets in the amount of $633,184. Our total current liabilities as of March 31, 2010 were $13,879.  We had working capital of $371,583 as of March 31, 2010.

Operating activities used $240,322 in cash for the three months ended March 31, 2010. Our net loss of $260,967 was the primary component of our negative operating cash flow, offset mainly by $27,960 in stock issued for services. Investing activities used $44,660 during the three months ended March 31, 2010 as a result of website development costs.  We had no cash flows in financing activities during the three months ended March 31, 2010.

As of March 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. While we are currently in negotiations with Vicis Capital Master Fund to obtain financing, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued 12,000 shares of our common stock to Health Connect Partners, Inc. in connection with a sponsorship agreement to introduce our products at the 2010 HCP Spring Hospital Pharmacy Conference in San Diego.

During the current reporting period, we exchanged 75,400 common stock warrants with an exercise price of $1 for 43,039 shares of common stock in a cashless exchange.

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

Item 4.     Removed and Reserved

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

OptimizeRx Corporation

Date:	May 17, 2010

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director