Form 10-Q
period 2010-06-30
OptimizeRx Corp
filed 2010-08-16
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,233,754 shares as of June 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);
F-2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 (unaudited);
F-3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 and for the period from January 31, 2006 (Inception) to June 30, 2010 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the period from January 1, 2009 to June 30, 2010 (unaudited);
F-5	Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009 and for the period from January 31, 2006 (Inception) to June 30, 2010 (unaudited);
F-6	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Current Assets
Cash and cash equivalents	$1,132,928	$656,394
Accounts receivable	675	14,465
Prepaid expenses	18,908	8,092
Total Current Assets	1,152,511	678,951

Property and Equipment, net	12,737	13,581

Other Assets
Patent rights	974,762	-0-
License fees	40,000	-0-
Website development costs, net	271,856	197,610
Total Other Assets	1,286,618	197,610

TOTAL ASSETS	$2,451,866	$890,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$50,772	$33,224
Accounts payable – related party	570,000	-0-
Accrued expenses	-0-	4,606
Total Liabilities	620,772	37,830

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,233,754 shares issued and outstanding (12,826,117 – 2009)	13,234	12,826
Series A Convertible Preferred stock, $.001 par value, 1,000 shares authorized, 35 shares issued and outstanding (35 – 2009)	0	0
Series B Convertible Preferred stock, $.001 par value, 1,000 shares authorized, 15 shares issued and outstanding (0 – 2009)	0	0
Stock warrants	23,072,027	18,139,252
Additional paid-in-capital	0	1,747,962
Deficit accumulated during the development stage	(21,254,167)	(19,047,728)
Total Stockholders' Equity	1,831,094	852,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,451,866	$890,142

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	For the Three Months Ended June 30, 2010 (Unaudited)	For the Three Months Ended June 30, 2009 (Unaudited)

REVENUES	$16,720	$3,449

OPERATING EXPENSES	892,083	355,462

LOSS FROM OPERATIONS	(875,363)	(352,013)

OTHER INCOME (EXPENSE)
Interest income	625	9,576
Other income	-0-	312
Interest expense	(165)	(20)
TOTAL OTHER INCOME (EXPENSE)	460	9,868

LOSS BEFORE PROVISION FOR INCOME TAXES	(874,903)	(342,145)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(874,903)	$(342,145)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	13,378,759	12,609,094

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.07)	$(0.03)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO JUNE 30, 2010

	For the Six Months Ended June 30, 2010 (Unaudited)	For the Six Months Ended June 30, 2009 (Unaudited)	For the Period from January 31, 2006 (Inception) to June 30, 2010 (Unaudited)

REVENUE	$18,003	$4,720	$228,730

OPERATING EXPENSES	1,155,177	1,731,766	6,061,267

LOSS FROM OPERATIONS	(1,137,174)	(1,727,046)	(5,832,537)

OTHER INCOME (EXPENSE)
Interest income	1,530	22,664	36,809
Other income	-0-	1,783	1,471
Interest expense	(226)	(269)	(7,395)
Stock-based compensation	-0-	-0-	(4,684,537)
TOTAL OTHER INCOME (EXPENSE)	1,304	24,178	(4,653,652)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,135,870)	(1,702,868)	(10,486,189)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,135,870)	$(1,702,868)	$(10,486,189)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTADING: BASIC AND DILUTED	13,115,405	12,499,137

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.09)	$(0.14)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
AS OF JUNE 30, 2010

	Common Stock		Preferred Stock		Stock	Additional Paid-in	Deficit Accumulated During the Development	Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Equity

Balance, December 31, 2009	12,826,117	$12,826	35	$0	$18,139,252	$1,747,962	$(19,047,728)	$852,312

Issuance of common stock for services	103,000	103	-	-	-	201,037	-	201,140

Conversion of warrants to common stock	25,000	25	-	-	(9,881)	18,606	-	8,750

Issuance of common stock for preferred dividends	236,598	237	-	-	-	524,763	(525,000)	0

Issuance of preferred stock	-	-	15	-	-	1,500,000	-	1,500,000

Issuance of stock options for patent rights	-	-	-	-	-	404,762	-	404,762

Issuance of warrants in connection with preferred stock issuance	-	-	-	-	5,096,472	(4,550,903)	(545,569)	0

Conversion of warrants to common stock	43,039	43	-	-	(153,816)	153,773	-	0

Net loss for the six months ended June 30, 2010	-	-	-	-	-	-	(1,135,870)	(1,135,870)

Balance, June 30, 2010	13,233,754	$13,234	50	$0	$23,072,027	$0	$(21,254,167)	$1,831,094

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO JUNE 30, 2010

	For the Six Months Ended June 30, 2010 (Unaudited)	For the Six Months Ended June 30, 2009 (Unaudited)	For the Period from January 31, 2006 (Inception) to June 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,135,870)	$(1,702,868)	$(10,486,189)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	16,258	16,258	83,788
Stock issued for services	201,140	696,000	1,279,380
Compensation expense for stock options	0	0	333,004
Stock warrants issued for services	0	0	4,684,537
Changes assets and liabilities:
Accounts receivable	13,790	(1,728)	(675)
Prepaid expenses	(10,816)	(4,101)	(18,908)
Loan receivable	-0-	1,346	-0-
Accounts payable	17,442	(169,117)	50,772
Accrued expenses	(4,500)	3,660	-0-
NET CASH USED IN OPERATING ACTIVITIES	(902,556)	(1,160,550)	(4,074,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	0	0	(16,888)
License fees	(40,000)	0	(40,000)
Website development costs	(89,660)	0	(351,493)
NET CASH USED IN INVESTING ACTIVITIES	(129,660)	0	(408,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Members capital contributions	0	0	404,600
Issuance of common stock	0	0	936,000
Issuance of preferred stock	1,500,000	0	4,485,000
Payments on loan payable	0	(4,000)	(647,750)
Payment for conversion of warrants to stock	8,750	0	43,750
Proceeds from issuance of notes payable	0	0	394,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,508,750	(4,000)	5,615,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	476,534	(1,164,550)	1,132,928
CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	656,394	2,502,659	0
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,132,928	$1,338,109	$1,132,928

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$226	$1,793	$6,472
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions paid though issuance of notes payable-related party	$0	$0	$253,750
Conversion of warrants to common stock	$153,816	$705,285	$859,101

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – NATURE OF BUSINESS

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

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
The fair value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

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
JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for June 30, 2010 and June 30, 2009, respectively, since their effect is anti-dilutive.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following:

	June 30, 2010	December 31, 2009
Computer equipment	$12,594	$12,594
Furniture and fixtures	4,294	4,294
Subtotal	16,888	16,888
Less: Accumulated depreciation	(4,151)	(3,307)
Property and equipment, net	$12,737	$13,581

Depreciation expense was $844 and $1,689 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website, which consisted of the following:

	June 30, 2010	December 31, 2009
Website development costs	$351,492	$261,833
Less: Accumulated amortization	(79,636)	(64,223)
Website development costs, net	$271,856	$197,610

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of five years, once it was put into service in December 2007.  The Company is currently developing a new website and has capitalized $197,359.  The site is currently in process and has not started to be amortized at June 30, 2010.

Amortization expense was $15,414 for the six months ended June 30, 2010 and $30,827 for the year ended December 31, 2009, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Accrued payroll taxes	$0	$106
Accrued audit fees	0	4,500
Accrued expenses	$0	$4,606

NOTE 6 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of June 30, 2010. There were 13,233,754 and 12,826,117 common shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, 103,000 and 160,000 shares were issued as compensation for services, respectively.  Included in operating expenses at June 30, 2010 and 2009 is $201,140 and $696,000 for the issuance of these shares.  There were 43,039 and 365,908 shares issued as a cashless exchange of common stock warrants during the six months ended June 30, 2010 and year ended December 31, 2009, respectively.

During the six months ended June 30, 2010, the Company acquired from an officer the technical contributions and assignment of all exclusive rights to and for the Sample MD patent currently in process in exchange for 200,000 stock options valued at $404,762 and a payable of 300,000 shares of common stock to be granted at a later date.  These shares were valued at the date of the assignment for $570,000 and have been recorded as a related party payable.

Additionally, during the six months ended June 30, 2010, stock warrants with an exercise price of $.35 per share were converted into 25,000 shares of common stock in exchange for $8,750.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – PREFERRED STOCK

Series A Preferred
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

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends.  As of June 30, 2010, all preferred stock dividends are current.

Series B Preferred
During the six months ended June 30, 2010, 15 preferred shares were issued for $1,500,000.  The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend.  In addition, there was a warrant issued to purchase 2,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

The holders of the preferred stock are entitled to semi-annual dividends payable on the stated value of the Series B preferred stock at a rate of 10% per annum, which shall be cumulative, and accrue daily from the issuance date. The dividends may be paid in cash or shares of the Company's common stock at management’s discretion.  If after the conversion eligibility date, the market price for the common stock for any ten consecutive trading days in which the stock trades for over $2 per share and trading exceeds 100,000 shares per day, the preferred shareholders can be required to convert their shares to common stock.  Each share of Series B preferred stock shall also be convertible at the option of the holder into that number of shares of common stock of the Company at the stated value of such share at a $1.50 conversion price.

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on June 30, 2011.  As of June 30, 2010, no cumulative dividends have been declared or accrued.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 – STOCK-BASED COMPENSATION

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

The fair value of each option granted in 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 262%, risk-free interest rate of 2.54% and expected life of 60 months. The Company capitalized $404,762 on the 200,000 options issued on April 19, 2010 related to the patent rights.

The fair value of each option granted in 2009 is estimated on the date of grant using the Black-Scholes Option Pricing Model.  The Company recognized expense of $1,939,257 on the 1,050,000 options and warrants in 2009.

NOTE 9 – STOCK WARRANTS

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

The Company issued 3,000,000 stock warrants in connection with obtaining additional capital.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40), The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the warrants issued at $5,096,472, as of June 30, 2010 using the Black-Scholes option pricing model.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month on a month-to-month rental.

NOTE 11 – INCOME TAXES

For the six months ended June 30, 2010, the Company incurred a net loss of approximately $1,136,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $9,300,000 through December 31, 2009.  The cumulative loss of approximately $12,276,000 will be carried forward and can be used in various amounts through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,174,000	$3,788,000
Valuation allowance	(4,174,000)	(3,788,000)
Net deferred tax asset	$-0-	$-0-

NOTE 12 – GOING CONCERN

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

NOTE 13 – SUBSEQUENT EVENTS

Management has analyzed its operations subsequent to June 30, 2010 to August 16, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

 We plan to generate revenues through: (i) advertising sales from our Site and affiliate network; (ii) its database; (iii) direct marketing and sponsorships, and (iv) our platforms to create, promote and manage new savings offers for additional clients.

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

Management continues to believe the OPTIMIZERx database will be a very significant, on-going revenue stream over time.  Management has also learned through this process and client engagement, that both the health care providers and pharmaceutical manufacturers are focused on the redemption and fulfillment of prescribed medications and savings programs. Conversion rates of patients redeeming co-pay programs and staying on medications continues to be very low and expensive. Our clients have challenged us in finding a way to bring the prescribing process together with the available savings programs – at at the point where the doctor provides the patient both the prescription and voucher or co-pay offering.

To meet this challenge, during the past year, the company had also invested in the development of its Direct to Physician solution ‘SampleMD. Today, almost 2/3 of doctors’ offices ban or limit drug representative and samples. Although samples are still valuable in validating prescribed therapies, many healthcare systems and doctors are looking for an easier, more effective way to both administer and distribute samples while increasing affordable access and adherence to their prescribed branded medications. Based on this we have built SampleMD, a solution targeting at providing a new way to administer and distribute samples and co-pays direct from the physician and benefiting the patient consumer.

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

The second quarter of 2010 has been very busy for SampleMD. On July 16, 2010, we entered into a Master Services Agreement with Walgreens Health Initiatives in order to promote Walgreens product savings and special offers within the SampleMD platform.  In turn for our promotional services, our primary compensation will be based on the number of Walgreens offer transactions are generated by physicians using the SampleMD platform to help their patients better afford the medicines and healthcare products they need.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues

Our total revenue reported for three months ended June 30, 2010 was $16,720, a nominal increase from $3,449 for the three months ended June 30, 2009.

Our total revenue reported for six months ended June 30, 2010 was $18,003, a nominal increase from $4,720 for the six months ended June 30, 2009.

Operating Expenses

Operating expenses increased to $892,083 for the three months ended June 30, 2010 from $355,462 for the same period ended 2009. Our operating expenses for the three months ended June 30, 2010 consisted mainly of advertising expenses of $57,160, consulting fees of $369,828, consulting fees for officers of $130,680, legal and accounting expenses of $52,751, and payroll of $161,557. Our operating expenses for the three months ended June 30, 2009 consisted mainly of administrative expenses of $27,014, development costs of $41,992, payroll of $128,427, and public and investor relation expenses of $30,678.

Operating expenses decreased to $1,155,177 for the six months ended June 30, 2010 from $1,731,766 for the same period ended 2009. Our operating expenses for the six months ended June 30, 2010 consisted mainly of advertising expenses of $91,265, consulting fees of $401,472, consulting fees for officers of $130,680, employee benefits of $35,908, legal and accounting expenses of $69,354, and payroll of $282,277. Our operating expenses for the six months ended June 30, 2009 consisted mainly of advertising expenses of $316,853, auto expenses of $33,271, consulting fees of $890,993, development costs of $41,992, payroll of $230,077, and public and investor relation expenses of $30,923.

We have incurred operating expenses of $6,061,267 from January 31, 2006 (Inception) to June 30, 2010.

Other Income

Other income was $460 for the three months ended June 30, 2010 a decrease from other income of $9,868 for same period ended 2009.  The other income for both periods is mostly attributable to interest income.

Other income was $1,304 for six months ended June 30, 2010 a decrease from other income of $24,178 for same period ended 2009.  The other income for both periods is mostly attributable to interest income.

We incurred other expenses of $4,653,652 from January 31, 2006 (Inception) to June 30, 2010.  Stock based compensation accounted for $4,684,537 of our total other expenses for this period.

Net Loss

Net loss for the three months ended June 30, 2010 was $874,903, compared to net loss of $342,145 for the same period 2009.

Net loss for the six months ended June 30, 2010 was $1,135,870, compared to net loss of $1,702,868 for the same period 2009. We incurred a net loss of $10,486,189 for the period from January 31, 2006 (Inception) to June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $1,152,511 and total assets in the amount of $2,451,866. Our total current liabilities as of June 30, 2010 were $620,772.  We had working capital of $531,739 as of June 30, 2010.

Operating activities used $902,556 in cash for the six months ended June 30, 2010. Our net loss of $1,135,870 was the primary component of our negative operating cash flow, offset mainly by $201,140 in stock issued for services. Investing activities used $129,660 during the six months ended June 30, 2010 as a result of website development costs and license fees.  Financing activities provided $1,508,750 for the six months ended June 30, 2010 largely as a result of the sale of our Series B Preferred Stock.

On June 4, 2010, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, a unit trust organized and existing under the laws of the Cayman Islands, whereby in exchange for $1,500,000, we issued 15 shares of Series B Preferred Stock and a Warrant to purchase up to 3,000,000 shares of our common stock with an exercise price of $3.00 per share.

The purchase agreement provides that we have a right to sell (and the Purchaser has agreed to buy, if the right is exercised) up to an additional 15 shares of Series B Preferred Stock at $1.00 per share.  The foregoing right is triggered upon the satisfaction and achievement by our company of certain goals identified in the purchase agreement.  If we exercise the right, Vicis will also receive a Warrant to purchase up to 1,000,000 of our shares of common stock with an exercise price of $3.00 per share.

As of June 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued the following securities:

We acquired from Mr. David Harrell the technical contributions and assignment of all exclusive rights to and for the Sample MD patent currently in process in exchange for 200,000 stock options valued at $404,762 and a payable of 300,000 shares of common stock to be granted at a later date.  These shares were valued at the date of the assignment for $570,000 and have been recorded as a related party payable.

We also issued Mr. Harrell 24,000 shares of our common stock for services rendered as a member of the board of directors.

We issued Mr. Terry Hamilton 24,000 shares of our common stock for services rendered as a member of the board of directors.

We issued Mr. David Lester 18,000 shares of our common stock for services rendered as a member of the board of directors.

We issued 37,000 shares of our common stock for services rendered.

We issued 25,000 shares of our common stock upon the exercise of a warrant at a strike price of $0.35 per share.

We issued Vicis Capital Master Fund 236,598 shares of our common stock as a dividend payment under the terms of our Series A Preferred Stock.

We issued Vicis Capital Master Fund 15 shares of Series B Preferred Stock and a Warrant to purchase up to 3,000,000 shares of our common stock with an exercise price of $3.00 per share. The terms of the financing and features of the Series B Preferred Stock are set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010.

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

OptimizeRx Corporation

Date:	August 16, 2010

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director