Form 10-Q
period 2010-09-30
OptimizeRx Corp
filed 2010-11-16
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,233,754 shares as of September 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009;
F-2	Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009;
F-3	Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 and for the period from January 31, 2006 (Inception) to September 30, 2010 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity as of September 30, 2010 (unaudited);
F-5	Consolidated Statements of Cash Flow for the nine months ended September 30, 2010 and 2009 and for the period from January 31, 2006 (Inception) to September 30, 2010 (unaudited);
F-6	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash and cash equivalents	$674,375	$656,394
Accounts receivable	35,675	14,465
Prepaid expenses	10,588	8,092
Total Current Assets	720,638	678,951

Property and Equipment, net	13,514	13,581

Other Assets
Patent rights	974,762	0
License fees, net	15,000	0
Website development costs, net	328,950	197,610
Total Other Assets	1,318,712	197,610

TOTAL ASSETS	$2,052,864	$890,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$57,414	$33,224
Accounts payable – related party	570,000	0
Accrued expenses	0	4,606
Total Liabilities	627,414	37,830

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 13,233,754 shares issued and outstanding (12,826,117 – 2009)	13,234	12,826
Series A Convertible Preferred stock, $.001 par value, 1,000 shares authorized, 35 shares issued and outstanding (35 – 2009)	0	0
Series B Convertible Preferred stock, $.001 par value, 1,000 shares authorized, 15 shares issued and outstanding (0 – 2009)	0	0
Stock warrants	23,170,961	18,139,252
Additional paid-in-capital	0	1,747,962
Deficit accumulated during the development stage	(21,758,745)	(19,047,728)
Total Stockholders' Equity	1,425,450	852,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,052,864	$890,142

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended September 30, 2010 (Unaudited)	For the Three Months Ended September 30, 2009 (Unaudited)

REVENUES	$40,676	$6,908

OPERATING EXPENSES	545,889	625,953

LOSS FROM OPERATIONS	(505,213)	(619,045)

OTHER INCOME (EXPENSE)
Interest income	635	5,647
Interest expense	-	(697)
TOTAL OTHER INCOME (EXPENSE)	635	4,950

LOSS BEFORE PROVISION FOR INCOME TAXES	(504,578)	(614,095)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(504,578)	$(614,095)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	13,233,754	12,609,094

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(0.05)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO SEPTEMBER 30, 2010

	For the Nine months ended September 30, 2010 (Unaudited)	For the Nine months ended September 30, 2009 (Unaudited)	For the Period from January 31, 2006 (Inception) to September 30, 2010 (Unaudited)

REVENUE	$58,679	$11,628	$269,406

OPERATING EXPENSES	1,701,067	2,265,831	6,607,156

LOSS FROM OPERATIONS	(1,642,388)	(2,254,203)	(6,337,750)

OTHER INCOME (EXPENSE)
Interest income	2,165	28,311	37,444
Other income	-	1,783	1,471
Interest expense	(226)	(966)	(7,395)
Stock-based compensation	-	-	(4,684,537)
TOTAL OTHER INCOME (EXPENSE)	1,939	29,128	(4,653,017)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,640,449)	(2,225,075)	(10,990,767)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(1,640,449)	$(2,225,075)	$(10,990,767)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTADING: BASIC AND DILUTED	13,057,058	12,503,083

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.13)	$(0.18)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
AS OF SEPTEMBER 30, 2010

	Common Stock		Preferred Stock		Stock	Additional Paid-in	Deficit Accumulated During the Development	Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Stage	Equity

Balance, December 31, 2009	12,826,117	$12,826	35	$0	$18,139,252	$1,747,962	$(19,047,728)	$852,312

Issuance of common stock for services	103,000	103	-	-	-	201,037	-	201,140

Conversion of warrants to common stock	25,000	25	-	-	(9,881)	18,606	-	8,750

Issuance of common stock for preferred dividends	236,598	237	-	-	-	524,763	(525,000)	0

Issuance of preferred stock	-	-	15	-	-	1,500,000	-	1,500,000

Issuance of stock options for patent rights	-	-	-	-	-	404,762	-	404,762

Issuance of warrants in connection with preferred stock issuance	-	-	-	-	5,096,472	(4,550,903)	(545,569)	0

Conversion of warrants to common stock	43,039	43	-	-	(153,816)	153,773	-	0

Issuance of warrants for services	-	-	-	-	98,934	-	-	98,934

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	-	(1,640,449)	(1,640,449)

Balance, September 30, 2010	13,233,754	$13,234	50	$0	$23,170,961	$0	$(21,758,745)	$1,425,450

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
FOR THE PERIOD FROM JANUARY 31, 2006 (INCEPTION) TO SEPTEMBER 30, 2010

	For the Nine months ended September 30, 2010 (Unaudited)	For the Nine months ended September 30, 2009 (Unaudited)	For the Period from January 31, 2006 (Inception) to September 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,640,449)	$(2,225,075)	$(10,990,767)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	24,417	24,386	91,947
Stock issued for services	201,140	921,491	1,279,380
Compensation expense for stock options	0	0	333,004
Stock warrants issued for services	98,935	0	4,783,472
Changes assets and liabilities:
Accounts receivable	(21,210)	(4,892)	(35,675)
Prepaid expenses	(2,495)	(7,514)	(10,588)
Loan receivable	0	1,346	0
Accounts payable	24,188	(160,083)	57,413
Accrued expenses	(4,605)	(41,933)	0
NET CASH USED IN OPERATING ACTIVITIES	(1,320,079)	(1,492,274)	(4,491,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,230)	0	(18,118)
License fees	(15,000)	0	(15,000)
Website development costs	(154,660)	0	(416,293)
NET CASH USED IN INVESTING ACTIVITIES	(170,690)	0	(449,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Members capital contributions	0	0	404,600
Issuance of common stock	0	0	936,000
Issuance of preferred stock	1,500,000	0	4,485,000
Payments on loan payable	0	(4,000)	(647,750)
Payment for conversion of warrants to stock	8,750	0	43,750
Proceeds from issuance of notes payable	0	0	394,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,508,750	(4,000)	5,615,600

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,981	(1,496,274)	674,375
CASH AND CASH EQUIVALENTS - BEGIN OF PERIOD	656,394	2,502,659	0
CASH AND CASH EQUIVALENTS - END OF PERIOD	$674,375	$1,006,382	$674,375

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$226	$1,793	$6,472
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Distributions paid though issuance of notes payable-related party	$0	$0	$253,750
Conversion of warrants to common stock	$153,816	$705,285	$859,101

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

The Company is currently in launch phase with SampleMD to allow pharmaceutical and healthcare manufacturers a unique way to engage and monitor patients each month in exchange for activation of their next savings offer.

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
SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risks
The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for September 30, 2010 and September 30, 2009, respectively, since their effect is anti-dilutive.

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following:

	September 30, 2010	December 31, 2009
Computer equipment	$13,824	$12,594
Furniture and fixtures	4,294	4,294
Subtotal	18,118	16,888
Less: Accumulated depreciation	(4,604)	(3,307)
Property and equipment, net	$13,514	$13,581

Depreciation expense was $1,297 and $1,689 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

NOTE 4 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website, which consisted of the following:

	September 30, 2010	December 31, 2009
Website development costs	$416,292	$261,833
Less: Accumulated amortization	(87,342)	(64,223)
Website development costs, net	$328,950	$197,610

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of five years, once it was put into service in December 2007.  The Company is currently developing a new website and has capitalized $197,359.  The site is currently in process and has not started to be amortized at September 30, 2010. Amortization expense was $23,120 for the nine months ended September 30, 2010 and $30,827 for the year ended December 31, 2009, respectively.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued payroll taxes	$0	$106
Accrued audit fees	0	4,500
Accrued expenses	$0	$4,606

NOTE 6 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of September 30, 2010. There were 13,233,754 and 12,826,117 common shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, 103,000 and 197,251 shares were issued as compensation for services, respectively.  Included in operating expenses at September 30, 2010 and 2009 is $201,140 and $921,491 for the issuance of these shares.  There were 43,039 and 365,908 shares issued as a cashless exchange of common stock warrants during the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.

During the nine months ended September 30, 2010, the Company acquired from an officer the technical contributions and assignment of all exclusive rights to and for the Sample MD patent currently in process in exchange for 200,000 stock options valued at $404,762 and a payable of 300,000 shares of common stock to be granted at a later date.  These shares were valued at the date of the assignment for $570,000 and have been recorded as a related party payable.

Additionally, during the nine months ended September 30, 2010, stock warrants with an exercise price of $.35 per share were converted into 25,000 shares of common stock in exchange for $8,750.

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
SEPTEMBER 30, 2010

NOTE 7 – PREFERRED STOCK (CONTINUED)

Series A Preferred (continued)
The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on September 5, 2010.

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends.  As of September 30, 2010, all preferred stock dividends are current.

Series B Preferred
During the nine months ended September 30, 2010, 15 preferred shares were issued for $1,500,000.  The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend.  In addition, there was a warrant issued to purchase 2,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. The shares are required to be redeemed on June 30, 2011.  As of September 30, 2010, no cumulative dividends have been declared or accrued.

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
SEPTEMBER 30, 2010

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

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

NOTE 9 – STOCK WARRANTS

During the nine months ended September 30, 2010, the Company exchanged 75,400 common stock warrants with an exercise price of $1 for 43,039 shares of common stock in a cashless exchange.  This exchange has been reflected in the stockholders’ equity for 2010.  The Company capitalized $404,762 on the 200,000 options issued on April 19, 2010 related to the patent rights.

The company also issued 100,000 warrants in exchange for services during the three months ended September 30, 2010.  The warrants were valued at $98,935 and recorded in consulting expenses. The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months.

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

The Company issued 3,000,000 stock warrants in connection with obtaining additional capital.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40), The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the warrants issued at $5,096,472, as of September 30, 2010 using the Black-Scholes option pricing model.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month on a month-to-month rental.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 11 – INCOME TAXES

For the nine months ended September 30, 2010, the Company incurred a net loss of approximately $1,640,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $12,276,000 through December 31, 2009.  The cumulative loss of approximately $13,916,000 will be carried forward and can be used in various amounts through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,731,440	$3,788,000
Valuation allowance	(4,731,440)	(3,788,000)
Net deferred tax asset	$-0-	$-0-

NOTE 12 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months ended September 30, 2010 and 2009.

	2010	2009
Advertising	$32,146	$317,670
Professional fees	89,557	60,724
Consulting	138,554	-
Salaries and wages	193,188	136,828
Rent	7,500	7,500
General and administrative	84,944	103,181
Total Operating Expenses	$545,889	$625,953

Operating expenses consisted of the following for the nine months ended September 30, 2010 and 2009.

	2010	2009
Advertising	$123,411	$634,523
Professional fees	158,911	86,350
Consulting	670,707	799,105
Salaries and wages	512,473	431,956
Rent	22,500	22,500
General and administrative	213,065	291,397
Total Operating Expenses	$1,701,067	$2,265,831

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2010, the Company issued a secure promissory note in the amounts of $1,000,000 to an investor.  The investor also received a seven year warrant to purchase up to 1,000,000 shares of common stock at an initial exercise price of $2.25 per share and a contingent seven year warrant to purchase up to an aggregate of 1,000,000 shares of common stock at an initial exercise price of $2.00 per share based on royalties received under a Strategic Partnering Agreement with the investor.

Management has analyzed its operations subsequent to September 30, 2010 to November 15, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event listed above.

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

Company Overview

We conduct all of our operations through our wholly-owned subsidiary, OptimizeRx Michigan. We are a development-stage company that has developed a direct to consumer website, www.optimizerx.com (our “Site”), and our direct to physician solution, SampleMD, to help medical patients better afford and manage their rising healthcare costs.  In addition, we provide unique advertising programs to the pharmaceutical and healthcare industries.

We recognize that patients have increasing influence in their healthcare decisions, particularly in their medications: what to buy, where to buy, and how to buy. However, there is very little information available to consumers regarding how to access available savings and support programs. We developed our Site to enable consumers to meet their prescribed pharmacological therapies in the most cost-effective manner possible. Our Site is a portal that identifies programs and savings that are available to consumers, based upon their needs. By creating a portal by which consumer’s access savings on their pharmaceutical needs, we have also created a Site where pharmaceutical companies can reach consumers with their advertising and other programs.

During the current reporting period, we have continued to invest in SampleMD, which offers a virtual “patient support center” that allows physicians and staff to easily search, select and distribute sample prescription drug vouchers, co-pay coupons and other support information to patients and pharmacies -- right from their desktop or electronic medical records (EMR) system. For example, if a physician or staff member searches for a particular drug, all available coupons or vouchers for that particular drug will appear on the clinician’s desktop. The clinician can then choose to electronically send or print out the coupon or voucher for the patient, as well as e-mail the assigned coupon or voucher directly to the patient to ensure they redeem and fill the prescription.

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

In addition, Advocate Health Partners, a joint venture between the Advocate Health Care system and 3,600 physicians on the medical staffs of Advocate hospitals, has signed an agreement to utilize SampleMD. NuHealth System, a Long Island healthcare organization, has also signed an agreement to utilize SampleMD, and Saint Barnabas Health Care System, New Jersey’s largest integrated healthcare delivery system, has signed an agreement to utilize SampleMD as well.

More recently, we have entered into a partnership with Physicians Interactive Holding, LLC (“PI”), a leading digital sales and marketing partner of life sciences companies, to provide healthcare professionals with SampleMD. The partnership will allow each company to distribute each other’s products and services via web, desktop and mobile applications as well as to develop a joint solution that will combine each of the industry leading technologies for a “one-stop-shop” for clinicians to access numerous pharmaceutical samples, vouchers, co-pay programs and other patient support.

This partnership should increase the speed, ease and convenience with which clinicians can access pharma and life science products to better care for their patients.  Doctors will be able to review a selected drug’s formulary status within the patients’ insurance plan to determine at what level the product is paid/reimbursed, as well as the latest product information and can directly contact the representative for more information through SampleMD.

We believe the launch of this new technology will expand accessibility options to healthcare providers and extends the channel reach of pharmaceutical companies eager to build loyalty, trust and credibility among physicians and office staff, as well as to overcome increasingly typical bans and restrictions on drug reps and sampling.

In addition to the partnership, PI has made a financial investment in our company, which is described in more detail below under the section titled “Liquidity and Capital Resources,” to help finance our operations going forward.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Our total revenue reported for three months ended September 30, 2010 was $40,676, an increase from $6,908 for the three months ended September 30, 2009.

Our total revenue reported for nine months ended September 30, 2010 was $58,679, an increase from $11,628 for the nine months ended September 30, 2009.

Our increased revenue for the three and nine months ended September 30, 2010 as compared with the prior year periods is a result of the initial launch of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Our revenues from our inception (January 31, 2006) through September 30, 2010 were $269,406.

Operating Expenses

Operating expenses decreased to $545,889 for the three months ended September 30, 2010 from $625,953 for the same period ended 2009. Our operating expenses for the three months ended September 30, 2010 as compared to the prior year period is set forth below:

	2010	2009

OPERATING EXPENSES
Administrative	$-0-	$15,000
Advertising	32,146	317,670
Auto expense	10,679	9,857
Bank charges	-0-	-0-
Commissions	-0-	-0-
Computer services	3,137	7,455
Consulting	39,619	-0-
Consulting - warrant expense	98,935	-0-
Consulting fees-officers	-0-	-0-
Contributions	21,957	-0-
Depreciation and amortization	8,159	8,128
Development costs	10,797	31,334
Education and training	6,552	-0-
Employee benefits	14,138	13,939
Entertainment	-0-	49
Freight	55	18
General and administrative	1,583	819
Insurance	6,099	794
Legal and accounting	89,557	60,724
Licenses and fees	-0-	-0-
Miscellaneous	-0-	-0-
Office expense	1,519	4,908
Payroll	179,050	122,889
Printing	2,078	36
Public and investor relations	800	901
Rent	7,500	7,500
Repairs and maintenance	-0-	-0-
Salaries	-0-	-0-
Supplies	-0-	-0-
Taxes-other	204	93
Telephone	3,133	6,996
Travel	2,514	16,756
Utilities	678	87
Website maintenance	5,000	-0-

TOTAL OPERATING EXPENSES	$545,889	$625,953

Operating expenses decreased to $1,701,067 for the nine months ended September 30, 2010 from $2,265,831 for the same period ended 2009. Our operating expenses for the nine months ended September 30, 2010 as compared to the prior year period is set forth below:

	2010	2009

OPERATING EXPENSES
Administrative	$-0-	$-0-
Advertising	123,411	634,523
Auto expense	35,718	43,128
Bank charges	25	(7)
Commissions	10,000	(1,300)
Computer services	10,190	19,719
Consulting	441,091	799,105
Consulting - warrant expense	98,935	-0-
Consulting fees-officers	130,680	-0-
Contributions	22,007	50
Depreciation and amortization	24,417	24,386
Development costs	26,954	73,326
Education and training	6,819	6,585
Employee benefits	50,046	36,976
Entertainment	-0-	6,736
Freight	746	318
General and administrative	3,128	1,555
Insurance	15,946	10,206
Legal and accounting	158,911	86,350
Licenses and fees	-0-	-0-
Miscellaneous	-0-	-0-
Office expense	5,331	6,797
Payroll	461,327	352,966
Printing	2,477	2,841
Public and investor relations	2,550	31,824
Rent	22,500	22,500
Repairs and maintenance	-0-	-0-
Salaries	1,100	42,014
Supplies	-0-	-0-
Taxes-other	229	93
Telephone	8,500	17,763
Travel	8,909	30,727
Utilities	1,640	924
Website maintenance	27,480	15,726

TOTAL OPERATING EXPENSES	$1,701,067	$2,265,831

We have incurred operating expenses of $6,607,156 from January 31, 2006 (Inception) to September 30, 2010.

On July 22, 2010, our board of directors approved an executive bonus program for the remainder of fiscal year ended 2010.  Upon reaching certain milestones, we are obligated to pay up to $100,000 in cash bonuses and 500,000 shares of our common stock in stock grants.   This executive bonus program has increased our operating expenses for the 3rd quarter and is expected to increase our operating expenses for the 4th quarter.

Other Income

Other income was $635 for the three months ended September 30, 2010 a decrease from other income of $4,950 for same period ended 2009.  The other income for both periods is mostly attributable to interest income.

Other income was $1,939 for nine months ended September 30, 2010 a decrease from other income of $29,128 for same period ended 2009.  The other income for both periods is mostly attributable to interest income.

The decrease in other income is largely a result of the focus on the launch of SampleMD and the migration of the revenue model to the SampleMD channel opportunities including the integration of SampleMD into the Allscripts ePrescribe solution and integration of the SampleMD solution within the channel portfolio of offerings by Physicians Interactive.

We incurred other expenses of $4,653,017 from January 31, 2006 (Inception) to September 30, 2010.  Stock-based compensation accounted for $4,684,537 of our total other expenses for this period.

Net Loss

Net loss for the three months ended September 30, 2010 was $504,578, compared to net loss of $614,095 for the same period 2009.

Net loss for the nine months ended September 30, 2010 was $1,640,449, compared to net loss of $2,225,075 for the same period 2009. We incurred a net loss of $10,990,767 for the period from January 31, 2006 (Inception) to September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $720,638 and total assets in the amount of $2,052,864. Our total current liabilities as of September 30, 2010 were $627,414.  We had working capital of $93,224 as of September 30, 2010.

Operating activities used $1,320,079 in cash for the nine months ended September 30, 2010. Our net loss of $1,640,449 was the primary component of our negative operating cash flow, offset mainly by $201,140 in stock issued for services. Investing activities used $170,690 during the nine months ended September 30, 2010 as a result of website development costs and license fees.  Financing activities provided $1,508,750 for the nine months ended September 30, 2010 largely as a result of the sale of our Series B Preferred Stock.

Subsequent to the reporting period, on October 5, 2010, we issued a secured promissory note (the “Note”) in the principal amount of $1,000,000 to Physicians Interactive, Inc., a Delaware corporation (the “Investor”). The Investor also received a seven year warrant to purchase up to 1,000,000 shares of our common stock at an initial exercise price of $2.25 per share and a contingent seven year warrant to purchase up to an aggregate of 1,000,000 shares of our common stock at an initial exercise price of $2.00 based on royalties we may receive under a Strategic Partnering Agreement we entered into with Physicians Interactive Holdings, LLC (together the “Warrants”).

The Note accrues interest at a rate of 6% per annum, compounded on April and October each year, which will be paid together with the repayment of the principal amount at the earliest of (i) September 12, 2012; (ii) prepayment of the Note at our option (iii) the occurrence of an Event of Default (as defined in the Note); or (iv) the “Maturity Date” as defined in our Certificate of Designation for our Series B Convertible Preferred Stock.

The Notes and Warrants were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of October 5, 2010 with the Investor.  The Investor is entitled to certain contractual benefits under the Purchase Agreement, which are summarized as follows:

▪
Until June 4, 2012 or until prepayment in full of all obligations under the Note, the right, subject to certain exceptions, to participate in any subsequent sale of our common stock or any securities convertible into our common stock up to 30% of the amount of the financing;

▪	At any time when the Note is outstanding, the right to nominate a designee of Investor for election to our Board of Directors and to provide such nominee with D&O insurance coverage;

▪
At any time when the Note is outstanding, we are prohibited from: issuing dividends or repurchasing our outstanding shares, incurring certain indebtedness, issuing securities that are senior to the Note; disposing of 20% of our assets; incurring a change in control; increasing the authorized size of our Board of Directors; entering into certain transactions with affiliates; or registering certain shares; and

▪
Upon the occurrence and continuance of an Event of Default (as defined in the Purchase Agreement), the Investor may at any time (unless all defaults shall theretofore have been remedied) require us to pay immediately 125% of the sum of all unpaid principal on the Note plus all accrued but unpaid interest and other amounts payable thereunder.

Our wholly-owned subsidiary, OptimizeRx Corporation, a Michigan corporation (the “Guarantor”), entered into a Guaranty Agreement (the “Guaranty”) with Investor to guarantee the prompt and complete payment when due of all principal, interest and other amounts under the Note.  The obligations under the Guaranty are independent of our obligations under the Note and separate actions may be brought against the Guarantor.

Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, a unit trust organized and existing under the laws of the Cayman Islands (“Vicis”) was instrumental in facilitating our $1,000,000 financing transaction with Investor by participating and by making certain concessions in our transaction documents with the Investor. As previously reported, we entered into two financing transactions with Vicis. The first was a Securities Purchase Agreement for the sale of Series A Convertible Preferred Stock dated as of September 8, 2008 and the second was a Securities Purchase Agreement dated as of June 4, 2010 for the sale of Series B Convertible Preferred Stock (the “Vicis Financings”).  In connection with the Vicis Financings, we granted Vicis a security interest in our assets and further agreed to register certain shares brought about by the financings.  In order to induce the Investor to enter into an agreement with us, Vicis agreed to modify its security agreement and registration rights agreement.

Specifically, we entered into a Second Amended and Restated Security Agreement with Vicis and the Investor, which granted the parties a security interest in substantially all of our assets.  The Guarantor also entered into a Second Amended and Restated Guarantor Security Agreement with Vicis and the Investor, which granted the parties a security interest in substantially all of the Guarantor’s assets.

We further entered into an Amended and Restated Registration Rights Agreement with Vicis and the Investor to file a registration statement upon demand to cover the resale of the shares of our common stock issuable upon exercise of the Investor’s Warrants, the shares of our common stock issuable upon conversion of Vicis’ Series B Convertible Preferred Stock, and the shares of our common stock issuable as dividends on the Series B Convertible Preferred Stock.

We were also a party to a Securityholders’ Agreement where Vicis and the Investor contracted over matters including, the maturity date for the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, preemptive rights for future financings, and voting rights for ominee directors.  Finally, we were a party to an Intercreditor Agreement where Vicis and the Investor contracted over matters including, confirming the relative priority with respect to our collateral assets, providing for the orderly sharing of the proceeds of such assets, and agreeing upon the terms of the subordination of our obligations.

As of September 30, 2010 with the current level of financing and cash on hand, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; b) meet the milestones as defined in the second round of financing with Vicis and satisfy the conditions to secure the second tranche of funding; and/or c) obtain additional financing through debt and/or equity based financing arrangements which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding, and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On August 18, 2010, we commenced an action against Midtown Partners & Co., LLC (“Midtwon Partners”) in the Circuit Court for the County of Oakland in the State of Michigan.  The action is based on a dispute between our company and Midtown Partners surrounding a placement agent agreement that was entered into on June 27, 2008.  We filed the action seeking declaratory relief that no compensation is due and owing to Midtown Partners in connection with an investment made by Vicis on June 4, 2010.

Midtown Partners removed the action to the United States District Court for the Eastern District of Michigan.  We are in the initial pleading stage of this litigation.

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

We issued a warrant to purchase 100,000 shares of our common stock at a strike price of $2.50 per share for consulting services.

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

OptimizeRx Corporation

Date:	November 16, 2010

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director