Form 10-K
period 2010-12-31
OptimizeRx Corp
filed 2011-03-31
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,401,247

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  13,606,676 as of December 31, 2010.

 PART I
Item 1.   Business

Company Overview

OptimizeRx Corporation is no longer a development stage company as of the current report. Throughout the 2010 fiscal year, our operation focus has been on the further development and initial launch of the SampleMD solution – targeting Pharmaceutical Manufacturers brand vouchers and copay coupons right at the point of prescribing, while on the business front we sought additional rounds of funding and positioning of strategic partnerships. We conduct all of our operations, development, sales and marketing through our wholly owned subsidiary, OptimizeRx Michigan.

Although in our initial business model for OptimizeRx we recognized that patients have increasing influence in their healthcare decisions, particularly in their medications: what to buy, where to buy, and how to buy, we also came to realize that there was a great potential to influence these choices physicians make on behalf of the patient right at the point of care. Did physicians have information to assist in understanding formulary status and affordability for patients, additional savings to encourage patient persistency, special medical bulletins, etc., during the prescribing process?  By creating a core technology engine – SampleMD channels this critical information right to the physician, within their work flow, and at the point of care.

We now have developed two of the most important informational channels for pharmaceutical manufacturers and their brands within the health care industry: “Direct to Patient” through our OptimizeRx website; and “Direct to Physician” via SampleMD.

Recent Developments

During the current reporting period, we have continued to invest in SampleMD, which offers a virtual “patient support center” that allows physicians and staff to easily search, select and distribute sample prescription drug vouchers, co-pay coupons and other support information to patients and pharmacies -- right from their desktop or electronic medical records (EMR) system. For example, if a physician or staff member searches for a particular drug, all available coupons or vouchers for that particular drug will appear on the clinician’s desktop. The clinician can then choose to electronically send or print out the coupon or voucher for the patient from the SampleMD desktop widget, or they will be sent directly to the pharmacy from within a physician’s ePrescribing application when the prescription is finalized by the doctor at the point of care.

Throughout 2010, we made many strides in establishing our company and our SampleMD solution within the marketplace.

On July 16, 2010, we entered into a Master Services Agreement with Walgreens Health Initiatives in order to promote Walgreens product savings and special offers within the SampleMD platform.  In turn for our promotional services, our primary compensation will be based on the number of Walgreens offer transactions that are generated by physicians using the SampleMD platform to help their patients better afford the medicines and healthcare products they need.

In addition, Advocate Health Partners, a joint venture between the Advocate Health Care system and 3,600 physicians on the medical staffs of Advocate hospitals, not only signed an agreement to utilize SampleMD, but it beta launched the application on November 15, 2010 throughout its clinics. Additional health systems that launched late in 2010 include NuHealth System, a Long Island healthcare organization and Carillion Health, a Virginia health care provider.

On the strategic relationship front, we have entered into a partnership with Physicians Interactive Holding, LLC (“PI”), a leading digital sales and marketing partner of life sciences companies, to provide healthcare professionals with SampleMD. The partnership will allow each company to distribute each other’s products and services via web, desktop and mobile applications as well as to develop a joint solution that will combine each of the industry leading technologies for a “one-stop-shop” for clinicians to access numerous pharmaceutical samples, vouchers, co-pay programs and other patient support.

We hope this partnership will increase the speed, ease and convenience with which clinicians can access pharma and life science products to better care for their patients.  Doctors will be able to review a selected drug’s formulary status within the patients’ insurance plan to determine at what level the product is paid/reimbursed, as well as the latest product information, and can directly contact the representative for more information through SampleMD. In addition to the partnership, PI has made a financial investment in our company, which is described in more detail below under the section titled “Liquidity and Capital Resources,” to help finance our operations going forward.

We also entered into a relationship with Allscripts, a leading ePrescribing and Electronic Medical Records technology company serving some 100,000 plus doctors and prescribing physicians. This integration of the SampleMD technology right within the ePrescribing application streamlines the process with which doctors find available vouchers and coupons for patients. Once a drug is prescribed by the doctor, if a program exists then it is automatically searched and presented to the doctor right at the point of prescribed care. The initial beta of this application was launched on December 13, 2010 within the Allscripts environment.

We believe the launch of this new technology will expand accessibility options to healthcare providers and extends the channel reach of pharmaceutical companies eager to build loyalty, trust and credibility among physicians and office staff, as well as to overcome increasingly typical bans and restrictions on drug reps and sampling.

Principal Products and Applications

•
SampleMD - Today, almost 2/3 of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications which led us during the past year to develop our direct to physician solution called SampleMD.

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

•
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

•
OFFERx – Our turn-key online platform, OFFERx, allows manufacturers to create, promote, and fulfill new medication offering programs. Through our simple online interface, pharmaceutical manufacturers can offer coupons, discounts, and free trials directly to patients on our Site. This gives a significant level of control to manufacturers regarding the timing and level of their discounts. It also allows unprecedented flexibility in responding to market conditions as manufacturers will no longer need to allow for the long lead times necessary to prepare, print, and distribute the materials traditionally required for such programs.

•
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

For distribution and sales purposes, we rely on internal and independent sales representatives.  Additionally, we have entered into co-promotional agreements with Physicians Interactive and Allscripts as detailed above.

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

We seek to educate both our direct and our extended teams through an understanding of all market dynamics that have the potential to affect our business in both the short and long term.  Our primary goal is to help patients better afford and access the medicines their doctors prescribe, as well as other healthcare products and services they need. Based on this goal, we continually seek better ways to meet this mission through the use of improved technology, user feedback, and working closely with the pharmaceutical industry. We are continually seeking new ways we can engage the pharmaceutical industry to provide new support programs to patients in need of their products.

Competition

Direct to Physician Sampling Environment (SampleMD)

SampleMD has faced little competition as it enters the market. The biggest of challengers was physicians having physical samples available on site and within their clinics. MedManage, a technology company who provides a web enables service allowing physician to order physicial sample on line for delivery to their clinics was the most prevalent of competitors. MedManage is a Physicians Interactive owned company, and through the partnership allows for the integration of the SampleMD engine within its application (and as another distribution channel for SampleMD) providing the best of either sampling environment for physicians. This integration of SampleMD within multiple distribution channels continued to be a major growth potential for SampleMD, unlike more competitive direct to consumer environment and the OptimizeRx website activity.

The OptimizeRx.com website will compete in the highly competitive pharmaceutical and healthcare advertising industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks.  Our largest competitors include a variety of healthcare website publishers and networks that provide online advertising competition to OPTIMIZERx.com, including Quality Health, WebMD, McKesson, and Drugs.com.

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

Intellectual Property

All key aspects of our promotional and offer development platforms are pending patent review. However, our business is not predicated on being awarded patent exclusiveness. Rather, patent protection represents a huge asset and further opportunity upon its receipt.

OPTIMIZERx is a licensed trademark.
SampleMD is a licensed trademark

Our intellectual property is developed significantly each month.  Since inception, we have developed and launched OFFERx and ADHERxE, and we are further integrating these platforms to provide more robust offerings.  OPTIMIZERx.com and OFFERx are patent pending.

The following table summarizes the status of our patents and patent applications as of the date hereof:

App Number/ Filing Date	Brief Summary (Products Covered)	Status
S.N. 11/528,292 September 27, 2006	System for providing patient savings and promoting health care product sales	Patent application pending.
S.N. 61/277,161 September 21,2009	Virtual Sample Cabinet System and Method for Prescribing Drug Marketing	Patent application pending

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

Employees

As of December 31, 2010, we had five full-time employees and one independent sales contractor who perform various services for us.   We also engage consultants, independent sales representatives, investor relations, accounting and legal services. We also established a relationship with Oakland University for technical and programming resources.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Michigan.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None

Item 2.   Properties

Currently, we do not own any real estate. Our principal executive offices are located at 407 Sixth Street, Rochester, Michigan, 48307.  We have entered into a six-month lease for this 2,000 square foot facility, with a cost of approximately $2,500 per month. We believe that our properties are adequate for our current needs, but growth potential towards mid to end of 2011 may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.   Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

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

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since October 28, 2009, our common stock has been quoted on the OTC Bulletin Board, under the symbol “OPRX.”

The following table sets forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Bulletin Board.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	1.50	0.80
September 30, 2010	2.02	0.75
June 30, 2010	2.45	1.26
March 31, 2010	2.65	0

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

On March 30, 2011, the last sales price per share of our common stock was $0.75.

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

Holders of Our Common Stock

As of December 31, 2010, we had 13,606,676 shares of our common stock issued and outstanding, held by 312 shareholders of record, not including those held in street name.

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

We also have warrants outstanding to purchase 10,361,100 shares of our common stock as of December 31, 2010.

Equity Compensation Plans as of December 31, 2010
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	10,836,100	$2.13	1,015,000
Total

Recent Sales of Unregistered Securities

On March 11, 2010, we issued 12,000 shares of common stock for services valued at $27,960.

On April 20, 2010, we issued 66,000 shares to board members for services valued at $130,680.

Additionally on May 27, 2010, we issued 25,000 for services valued at $42,500.

On September 27, 2010, we issued 100,000 shares of common stock for services valued at $100,000.

On October 14, 2010, we issued 24,000 shares to a board member or advisory services valued at $30,000.

During the year ended December 31, 2010, we issued 410,520 shares of common stock to satisfy $700,000 of preferred dividends.

On February 19, 2010, 75,400 stock warrants were exercised for 43,039 shares of common stock in a cashless exchange.

On May 19, 2010, 25,000 stock warrants were exercised for 25,000 shares of common stock for total proceeds of $8,750.

On April 26, 2010, we acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000.  The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenues

Our total revenue reported for year ended December 31, 2010 was $71,065, an increase from $26,723 from the prior year.

Our increased revenue for the year ended December 31, 2010 as compared with the prior year is a result of the initial launch of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses decreased to $1,917,296 for the year ended December 31, 2010 from $4,613,039 for the year ended December 31, 2009. Our operating expenses for year ended December 31, 2010 as compared to the prior year is set forth below:

	2010	2009

OPERATING EXPENSES
Salaries, wages, taxes and benefits	$803,774	$524,632
Share-based compensation to employees	6,203	1,321,226
Consulting fees	355,929	1,554,415
Advertising	130,061	686,545
Professional fees	213,970	154,752
Travel	58,132	76,142
Investor relations	53,450	30,900
Depreciation, amortization and impairment	119,083	32,516
Research and development	78,437	39,388
Insurance	22,328	14,054
Website maintenance	22,480	15,801
General and administrative	53,449	162,668

Our expenses decreased in 2010 as compared with 2009 largely as a result of less expenses related to share-based compensation, consulting fees and advertising.

Other Income/Expenses

Other expenses were $162,793 for year ended December 31, 2010 a decrease from other income of $30,627 for same period ended 2009.  We had $106,551 in interest expenses and an impairment of $59,083 for the year ended December 31, 2010, that resulted in the major difference between 2010 and 2009.

Net Loss

Net loss for the year ended December 31, 2010 was $2,009,024, compared to net loss of $4,555,689 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $2,084,145 and total assets in the amount of $3,748,627. Our total current liabilities as of December 31, 2010 were $854,829.  We had working capital of $1,229,316 as of December 31, 2010.

Operating activities used $1,311,413 in cash for the year ended December 31, 2010. Our net loss of $2,009,024 was the primary component of our negative operating cash flow, offset mainly by $281,140 in stock issued for services, $186,425 in stock warrants issued for services and a $225,720 increase in deferred revenue. Investing activities used $225,637 during the year ended December 31, 2010 largely as a result of website development costs.  Financing activities provided $2,158,750 for the year ended December 31, 2010 largely as a result of the sale of our Series B Preferred Stock and proceeds from a note payable.

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

Also, as previously reported, during the year ended December 31, 2010, we issued 15 preferred shares for $1,500,000.

As of December 31, 2010 with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; b) meet the milestones as defined in the second round of financing with Vicis and satisfy the conditions to secure the second tranche of funding; and/or c) obtain additional financing through debt and/or equity based financing arrangements which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009
F-3	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
F-4	Consolidated Statement of Stockholders’ Equity as of December 31, 2010
F-5	Consolidated Statements of Cash Flows for the year ended December 31, 2010 and 2009
F-6	Consolidated Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OptimizeRx Corporation
Rochester, Michigan

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation, as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the OptimizeRx Corporation will continue as a going concern.  As discussed in Note 17 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 17. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 30, 2011

OPTIMIZERx CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
Current Assets
Cash and cash equivalents	$1,278,094	$656,394
Account receivable – trade	226,000	14,465
Prepaid expenses	80,051	8,092
Debt discount – current portion	500,000	0
Total Current Assets	2,084,145	678,951

Property and Equipment, net	13,061	13,581

Other Assets
Web development costs, net	332,107	197,610
Patent rights and intangible assets, net	902,647	0
Debt discount – net of current portion	416,667	0
Total Other Assets	1,651,421	197,610

TOTAL ASSETS	$3,748,627	$890,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,409	$33,224
Accrued expenses	5,700	4,606
Accrued interest	15,000	0
Deferred revenue	225,720	0
Accounts payable – related party	570,000	0
Total Current Liabilities	854,829	37,830

Long-Term Liabilities
Note payable	1,000,000	0

TOTAL LIABILITIES	1,854,829	37,830

STOCKHOLDERS’ EQUITY
Common stock, par $.001, 500,000,000 shares authorized, 13,606,676 shares issued and outstanding (12,826,117 – 2009)	13,607	12,826
Preferred stock, par $.001, 10,000,000 shares authorized, 50 shares issued and outstanding (35 – 2009)	0	0
Stock warrants	20,281,328	18,139,252
Additional paid in capital	3,355,615	1,747,962
Accumulated deficit	(21,756,752)	(19,047,728)
Total Stockholders’ Equity	1,893,798	852,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,748,627	$890,142

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31, 2010	Year ended December 31, 2009

GROSS REVENUES	$71,065	$26,723

OPERATING EXPENSES
Salaries, wages, taxes and benefits	803,774	524,632
Share-based compensation to employees	6,203	1,321,226
Consulting fees	355,929	1,554,415
Advertising	130,061	686,545
Professional fees	213,970	154,752
Travel	58,132	76,142
Investor relations	53,450	30,900
Depreciation and amortization	119,083	32,516
Research and development	78,437	39,388
Insurance	22,328	14,054
Website maintenance	22,480	15,801
General and administrative	53,449	162,668
TOTAL OPERATING EXPENSES	1,917,296	4,613,039

NET OPERATING LOSS	(1,846,231)	(4,586,316)

OTHER INCOME (EXPENSES)
Interest income	2,841	30,189
Other income	0	1,471
Interest expense	(106,551)	(1,033)
Impairment	(59,083)	0
TOTAL OTHER INCOME (EXPENSES)	(162,793)	30,627

NET LOSS BEFORE INCOME TAXES	(2,009,024)	(4,555,689)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(2,009,024)	$(4,555,689)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,231,341	12,583,841

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.15)	$(0.36)

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2010

	Common Stock		Preferred Stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Total

Balance, December 31, 2008	12,262,958	$12,263	35	$0	$16,905,280	$0	$(14,492,039)	$2,425,504

Outstanding share adjustment	(86,749)	(87)	-	-	-	87	-	0
Issuance of common stock for services	284,000	284	-	-	-	1,007,956	-	1,008,240
Issuance of stock warrants and options to employees	-	-	-	-	1,321,226	-	-	1,321,226
Issuance of stock warrants and options for services	-	-	-	-	618,031	-	-	618,031
Conversion of stock warrants to common stock	365,908	366	-	-	(705,285)	739,919	-	35,000
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(4,555,689)	(4,555,689)

Balance, December 31, 2009	12,826,117	12,826	35	0	18,139,252	1,747,962	(19,047,728)	852,312

Outstanding share adjustment	75,000	75	-	-	-	(75)	-	0
Issuance of stock warrants for services	-	-	-	-	57,425	-	-	57,425
Stock warrants converted to common stock	43,039	43	-	-	(153,816)	153,773	-	0
Issuance of common stock for services	12,000	12	-	-	-	27,948	-	27,960
Issuance of common stock to board of directors	66,000	66	-	-	-	130,614	-	130,680
Issuance of common stock for services	25,000	25	-	-	-	42,475	-	42,500
Issuance of stock options to acquire patent rights	-	-	-	-	-	360,000	-	360,000
Issuance of common stock to settle dividends on preferred stock	236,598	237	-	-	-	524,763	(525,000)	0
Stock warrants converted to common stock	25,000	25	-	-	(57,425)	66,150	-	8,750
Issuance of preferred stock	-	-	15	-	-	1,500,000	-	1,500,000
Preferred stock issuance costs	-	-	-	-	-	(350,000)	-	(350,000)
Issuance of stock warrants in connection with preferred stock	-	-	-	-	1,158,900	(1,158,900)	-	0
Issuance of stock warrants for services	-	-	-	-	129,000	-	-	129,000
Issuance of common stock for services	100,000	100		-	-	99,900	-	100,000
Issuance of stock options to employee	-	-	-	-	-	6,203	-	6,203
Issuance of stock warrants and contingent stock warrants in connection with debt financing	-	-	-	-	1,007,992	-	-	1,007,992
Issuance of common stock to board member	24,000	24	-	-	-	29,976	-	30,000
Issuance of common stock to settle dividends on preferred stock	173,922	174	-	-	-	174,826	(175,000)	0
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(2,009,024)	(2,009,024)

Balance, December 31, 2010	13,606,676	$13,607	50	$0	$20,281,328	$3,355,615	$(21,756,752)	$1,893,798

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Cash Flows from Operating Activities:	2010	2009
Net Loss for the period	$ (2,009,024)	$ (4,555,689)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	59,930	32,516
Impairment of website asset	59,083	0
Common stock issued for services	281,140	1,008,240
Stock options issued for compensation	6,203	0
Stock warrants issued for services	186,425	1,939,257
Interest related to issuance of warrants	7,992	0
Amortization of debt discount	83,333	0
Changes in Assets and Liabilities
(Increase) in accounts receivable – trade	(211,535)	(14,465)
Decrease in accounts receivable - employee	0	1,346
(Increase) in prepaid expenses	(21,959)	(4,800)
Increase (decrease) in accounts payable	3,753	(138,640)
Increase (decrease) in accrued expenses	2,526	(37,327)
Increase in accrued interest	15,000	0
Increase in deferred revenue	225,720	0
Net Cash Used in Operating Activities	(1,311,413)	(1,769,562)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(1,230)	0
Web development costs	(224,407)	(107,700)
Net Cash Used in Investing Activities	(225,637)	(107,700)

Cash Flows from Financing Activities:
Proceeds from note payable	1,000,000	0
Repayments of notes payable – related parties	0	(4,000)
Net proceeds from sale of preferred stock	1,150,000	0
Proceeds from conversion of stock warrants to common stock	8,750	35,000
Net Cash Provided by Financing Activities	2,158,750	31,000

Net Increase (Decrease) in Cash and Cash Equivalents	621,700	(1,846,262)
Cash and Cash Equivalents – Beginning of year	656,394	2,502,656
Cash and Cash Equivalents – End of year	$ 1,278,094	$ 656,394

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 1,793
Cash paid for income taxes	$ 0	$ 0
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock options issued in connection with acquisition of patent rights	$ 360,000	$ 0
Payable to shareholder to be settled in stock issued in connection with acquisition of patent rights	$ 570,000	$ 0
Debt discount related to warrants issued in connection with debt financing	$ 1,000,000	$ 0
Stock warrants issued in connection with preferred stock issuance	$ 1,158,900	$ 0
Common stock issued to satisfy dividends related to preferred stock	$ 700,000	$ 0
Common stock issued for services and classified as prepaid expense	$ 50,000	$ 0
Non-cash conversions of stock warrants to common stock	$ 211,241	$ 705,285

The accompanying notes are an integral part of the financial statements.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The wholly-owned subsidiary, OptimizeRx Corporation, is a technology solutions company targeting the health care industry. Their objective is to bring better access to better care through connecting patients, physicians, and pharmaceutical manufacturers through technology. Once defined as a marketing and advertising company through its consumer website, OptimizeRx is maturing as a technology solutions provider as it launched its direct to physician solution, SampleMD. SampleMD allows physicians to search, print and send available sample trial vouchers and or co-pay coupons on behalf of their patients. The SampleMD solution can either sit on the doctor’s desktop or can be integrated into the ePrescribing or Electronic Medical Records applications. OptimizeRx solutions provide pharmaceutical manufacturers either a direct to consumer and or direct to physician channels for communicating and promoting their products. It provides health care providers a means to provide sampling and coupons without having to physically store samples on site, and it provides better access and affordability to the patents.

Note 2:  Significant Accounting Policies

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Principles of Consolidation
The financial statements reflect the consolidated results of OptimizeRx Corporation (a Nevada corporation) and its wholly owned subsidiary OptimizeRx Corporation (a Michigan corporation).  All material inter-company transactions have been eliminated in the consolidation.

Development Stage in Prior Periods
OptimizeRx was in the development stage from October 3, 2008 to May 31, 2010. The year ending December 31, 2010 is the first year during which the Company is considered an operating company and is no longer in the development stage.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
Note 2:  Significant Accounting Policies (continued)

Cash and Cash Equivalents
For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution.  At December 31, 2010, the company’s cash balances exceed the FDIC insurance amount of $250,000.  The Company believes there is minimal credit risk relative to its cash and investment accounts.

Fair Value of Financial Instruments
The fair value of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, accrued interest, deferred revenue, accounts payable – related party and notes payable approximate the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Property and Equipment
The capital assets are being depreciated over their estimated useful lives, three to seven years, using the straight line method of depreciation for book purposes.

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

Revenue Recognition
All revenue is recognized when it is earned. Revenues are generated either through the Company’s website activities, in which we earn revenue from advertising and lead generation activities, or from our SampleMD activities, which include offering setup within the systems and our offers, coupons, and vouchers that enable our customers to save money on medical products and services.  The Company’s processes are monitored by third parties who collect revenues from clients on a per activity basis and report and forward the revenue to the Company’s account.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2:  Significant Accounting Policies (continued)

Earnings Per Common and Common Equivalent Share
The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2010 and 2009, respectively, since their effect is anti-dilutive.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Note 3:  Prepaid Expenses

Prepaid expenses consisted of the following as of December 31:

	2010	2009
Insurance	$6,111	$4,794
Web development	20,000	0
Investor relations	50,000	0
Employee advances	940	298
Advertising	3,000	3,000
Property and equipment, net	$80,051	$8,092

Note 4:  Property and Equipment

Property and equipment is recorded at cost and consisted of the following at December 31:

	2010	2009
Computer equipment	$13,824	$12,594
Furniture and fixtures	4,293	4,293
Subtotal	18,117	16,887
Less: Accumulated depreciation	(5,056)	(3,306)
Property and equipment, net	$13,061	$13,581

Depreciation expense was $1,750 and $1,689 for the years ended December 31, 2010 and 2009, respectively.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 5:  Web Development Costs

Costs in developing the websites and web-based products have been capitalized and consist of the following at December 31:

	2010	2009
OptimizeRx web development	$154,133	$154,133
SampleMD web development	332,107	107,700
Subtotal, web development costs	486,240	261,833
Less: Accumulated amortization	(95,050)	(64,223)
Less: Impairment	(59,083)	0
Web development costs, net	$332,107	$197,610

The Company began amortizing the OptimizeRx website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007. During the year end December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized for the SampleMD website. The project was completed in mid-December 2010 and no amortization was recorded in 2010.  Amortization will begin on the straight-line method in January 2011 over the period of five years. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense was $30,827 and $30,827 for the years ended December 31, 2010 and 2009, respectively.

Note 6:  Patent Rights and Intangible Assets

On April 26, 2010, the Company acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000.  The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

The Company has capitalized costs in acquiring the SampleMD patent, which consisted of the following at December 31:

	2010	2009
Patent rights and intangible assets	$930,000	$0
Less: Accumulated amortization	(27,353)	0
Patent rights and intangible assets, net	$902,647	$0

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010.  Amortization expense was $27,353 and $0 for the years ended December 31, 2010 and 2009, respectively.

Note 7:  Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2010	2009
Accrued payroll taxes	$700	$106
Accrued audit fees	5,000	4,500
Total accrued expenses	$5,700	$4,606

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 8:  Deferred Revenue

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. As of December 31, 2010, $225,720 has been recorded as deferred revenue.

Note 9:  Note Payable

On October 5, 2010, the Company issued a promissory note for $1,000,000. The note accrues interest at 6% per annum, compounded in April and October each year and has a maturity date of September 12, 2012. No principal or interest payments are required until the maturity date. Accrued interest was $15,000 as of December 31, 2010. The terms of the note also granted 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the financing. The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the current period. The company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011. Therefore, no value was recorded for the contingent warrants. The debt discount derived from the warrant valuation of $1,000,000 will be amortized over the life of the loan using the straight-line method and charged to interest expense. As of December 31, 2010, $83,333 had been amortized with the remaining balance of $916,667 to be amortized through October 5, 2012.

Note 10:  Common Stock

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2010. There were 13,606,676 and 12,826,117 common shares issued and outstanding at December 31, 2010 and 2009, respectively.

During 2009, 284,000 shares were issued as compensation for services valued at $1,008,240.  There were 365,908 shares issued in a cashless exchange of common stock warrants during the year ended December 31, 2009.

On March 11, 2010, the Company issued 12,000 shares of common stock for services valued at $27,960.

On April 20, 2010, the Company issued 66,000 shares to board members for services valued at $130,680.

Additionally on May 27, 2010, the Company issued 25,000 for services valued at $42,500.

On September 27, 2010, the Company issued 100,000 shares of common stock for services valued at $100,000.

On October 14, 2010, the Company issued 24,000 shares to a board member or advisory services valued at $30,000.

During the year ended December 31, 2010, the Company issued 410,520 shares of common stock to satisfy $700,000 of preferred dividends.

On February 19, 2010, 75,400 stock warrants were exercised for 43,039 shares of common stock in a cashless exchange.

On May 19, 2010, 25,000 stock warrants were exercised for 25,000 shares of common stock for total proceeds of $8,750.

On April 26, 2010, the Company acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000.  The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 11: Preferred Stock

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. There is no conversion expiration date, however, the holder must provide thirty days’ notice for the registration of the conversion.

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends.  On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment.  As of December 31, 2010, there is an undeclared dividend of $110,274.

Series B Preferred
During the year ended December 31, 2010, 15 preferred shares were issued for $1,500,000.  The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend.  In addition, there was a warrant issued to purchase 2,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

The preferred stock was issued for $1,500,000 less associated issuance costs of $350,000 for net proceeds of $1,150,000. Additionally, 3,000,000 common stock warrants were issued with the preferred stock. Based on the fair values of the preferred stock and common stock warrants on the issue date, $341,100 was allocated to preferred stock and $1,158,900 was allocated to the common stock warrants. Equity issuance costs of $350,000 were allocated to the preferred stock.

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement.  As of December 31, 2010, there is an undeclared dividend of $85,993.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 11: Preferred Stock (continued)

Series B Preferred (continued)
In the event the Company has added at least 1,750 active physicians to the system, and added 35 brands, the Company may issue and sell at its option, and the Purchaser agrees to purchase, up to 15 shares of the Company’s Series B Preferred Stock at a subsequent date, provided that the date cannot occur earlier than November 1, 2010. If the conditions have not fulfilled prior to June 30, 2011, the Purchaser shall have no obligation to purchase any securities from the Company.

Note 12: Stock Options and Warrants

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

The Company issued 300,000 stock warrants in connection with non-employee services.  The Company also issued 750,000 options as part of employment agreements with various employees.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the options and warrants issued in connection with the non-employee services at $618,031, and the employment agreements at $1,321,226, as of December 31, 2009 using the Black-Scholes option pricing model.

The fair value of each option and warrant granted in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 44% to 233%, risk-free interest rate of .04% to .15% and expected life of 60 months.

During the year ended December 31, 2009, the Company exchanged 173,000 common stock warrants with an exercise price of $1 and 108,908 common stock warrants with an exercise price of $2, for 365,908 shares of common stock in a cashless exchange.  This exchange has been reflected in the Stockholders' equity for 2009.

On January 6, 2010, the Company issued 25,000 stock warrants for services to a consultant with an exercise price of $0.35. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 259%, risk-free interest rate of 2.6% and expected life of 60 months. The Company recognized consulting expense of $57,425.

On June 4, 2010, the Company issued 3,000,000 stock warrants in connection with the preferred stock issuance with an exercise price of $3.00. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 260%, risk-free interest rate of 2.65% and expected life of 84 months. The Company recorded the stock warrants valued at $5,096,472 in an equity transaction.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 12: Stock Options and Warratns (continued)

On July 1, 2010, the Company issued 100,000 stock warrants for services to a consultant with an exercise price of $2.50. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The Company recognized consulting expense of $129,000.

On October 5, 2010, the Company issued 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the Company’s debt financing with an exercise price of $2.25. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.83% and expected life of 84 months. The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the current period. The company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011. Therefore, no value was recorded for the contingent warrants. The Company recorded $83,333 of the debt discount as interest expense in 2010 with the remaining balance of $916,667 to be amortized over the remaining term of the loan. See Note 9.

On April 26, 2010, the Company issued 200,000 stock options to acquire from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options with an exercise price of $1.81. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 262%, risk-free interest rate of 2.54% and expected life of 60 months. The Company capitalized $360,000 as patent rights for these options.

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The Company recognized share-based compensation expense of $6,203 during the year ended December 31, 2010 with the remaining balance of $18,610 to be recognized in 2011.

Note 13:  Commitments and Contingencies

The Company leases their offices for $2,500 a month on a month-to-month rental.

Note 14:  Related Party Transactions

The Company had a note payable to an officer of the Company for $4,000 at December 31, 2008 that was repaid along with all accrued interest during the year ended December 31, 2009.

During the year ended December 31, 2010, the Company acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000.  The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party. See Note 6, 11 and 13.

Note 15: Major Customers

The Company has two major customers that accounted for approximately 55% of revenues for the years ended December 31, 2010.  The Company expects to continue to maintain these relationships with the customers.

OPTIMIZERx CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 16: Income Taxes

For the year ended December 31, 2010, the Company incurred a net loss of approximately $2,009,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $9,350,000 through December 31, 2009.  The cumulative loss of approximately $11,359,000 will be carried forward and can be used through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following at December 31:

Federal income tax benefit attributable to:	2010	2009
Current operations	$683,000	$1,666,000
Less: valuation allowance	(683,000)	(1,666,000)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,862,000	$ 3,179,000
Less: valuation allowance	(3,862,000)	(3,179,000)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $11,359,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Note 17: Going Concern

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

Note 18: Subsequent Events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to March 25, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2010.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2010.

Name	Age	Position(s) and Office(s) Held
David Lester	53	President, Chief Executive Officer, Secretary and Director
David A. Harrell	45	Chairman and Director
Terence J. Hamilton	45	Director and VP of Sales
Shad Shastney	42	Director

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

Shad Shastney

Mr. Stastney is a member of and the chief operating officer for Vicis Capital, LLC, a company he jointly founded in 2004.  Mr. Stastney also jointly founded Victus Capital Management LLC in 2001. From 1998 through 2001, Mr. Stastney worked with the corporate equity derivatives origination group of Credit Suisse First Boston, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 1997, he joined Credit Suisse First Boston’s then-combined convertible/equity derivative origination desk. From 1994 to 1997, he was an associate at the law firm of Cravath, Swaine and Moore in New York, in their tax and corporate groups, focusing on derivatives. He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from the Yale Law School in 1994 with a J.D. degree focusing on corporate and tax law.

Directors

Our bylaws authorize two (2) directors unless changed by the Board of Directors.  The board has since changed the number of directors authorized, and we currently have four (4) Directors.

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

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

For the fiscal year ending December 31, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Lester CEO and Director	0	0	0
David A. Harrell Chairman and Director	0	1	0
Thomas E. Majerowicz Former Secretary and Director	0	0	0
Terence J. Hamilton VP of Sales and Director	0	0	0
Shad Shastney Director	1	0	0

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lester(1) President, CEO and Director	2009 2010	150,000 164,375	- 11,000	- 32,580	552,343(2) -	- -	- -	- -	702,343 207,955
Thomas E. Majerowicz Former Secretary	2009 2010		- -	12,240(2) 30,000	- -	- -	- -	- -	12,240 30,000
Terence J. Hamilton VP of Sales and Director(4)	2009 2010	123,500 164,375	- 25,500	- 43,440	461,330(2) -	- -	- -	- -	584,830 233,315
David Harrell, Chairman and Director Former President and CEO(5)	2009 2010	152,000 165,640	70,000 20,500	- 43,440	307,553(2) 360,000(2)	- -	- -	- -	529,553 589,580
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

On June 1, 2008, we entered into an employment agreement with Mr. Harrell to serve as our CEO.  Mr. Harrell is no longer our CEO, but will be our Chairman and we intend to enter into an employment agreement with him in that capacity in the near future. The terms of his compensation as our CEO, which is still in effect, are an annual salary of $144,000 with a 5% cost of living increase on each 12 month anniversary.  Mr. Harrell is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors.  He is entitled to vacation and sick days, and other benefits included in the agreement. On March 18, 2010, we entered into an addendum to the employment agreement to increase his compensation to $152,004 annually.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Lester, President CEO, CFO and Director	375,000 125,000			$0.35(1) $0.35(1)	10/1/14 12/22/14
Thomas E. Majerowicz Former Secretary
David Harrell, Chairman, Former President and CEO	100,000 200,000			$1.00 $1.81	3/5/14 4/26/15
Terence J. Hamilton VP of Sales	150,000			$1.00	3/5/14
(1)	These are warrants that were revalued on October 1, 2009 to $0.35 per share.

The table below summarizes all compensation of our directors as of December 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shad Shastney	7,200	-	-	-	-	-	-

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 13,606,676 shares of common stock issued and outstanding on December 31, 2010. Except as otherwise indicated, the address of each person named in this table is c/o OptimizeRx Corporation, 407 Sixth Street, Rochester, MI  48307.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	David Lester(1)	518,000 shares	3.67%
Common	David A. Harrell(2)	3,436,250 shares	27.70%
Common	Terence J. Hamilton(3)	619,500 shares	4.50%
Common	Shad Shastney	0 shares	0%
Total of All Directors and Executive Officers:		4,573,750 shares	31.42%
More Than 5% Beneficial Owners:
Common	Cypress Trust(4)	1,150,000 shares	8.45%
Common	Vicis Capital Master Fund(5)	9,910,520 shares	42. 89%

(1)	Includes 18,000 shares held in his name and warrants to purchase 500,000 shares of common stock at a price of $0.35 per share.
(2)	Includes 3,136,250 shares held in his name, options to purchase 100,000 shares of common stock at a price of $1.00 per share, and options to purchase 200,000 shares of common stock at $1.81 per share.
(3)	Includes 469,500 shares held in his name and options to purchase 150,000 shares of common stock at a price of $1.00 per share.
(4)	Linwood C. Meehan III has voting and dispositive control over the shares held by Cypress Trust, which is located at 13750 W. Colonial Dr., Ste. 250-317, Winter Garden, Florida 34787.
(5)
Chris Phillips holds investment and dispositive power of the shares held by Vicis Capital Master Fund.  Shares beneficially owned represent an aggregate of 9,910,520 shares of Common Stock, consisting of (i) 410,520 shares held; (ii) 3,500,000 shares issuable upon the conversion of the Series A Preferred Stock; and (iii) 6,000,000 shares issuable upon the exercise of the Series A Warrants. The selling stockholder has informed us that it is not a broker-dealer or affiliate of a broker-dealer.

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

▪	Please refer to the section titled Executive Compensation.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$23,981	$0	$0	$0
2010	$24,650	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)1.
3.2	Amended and Restated Bylaws of the Company1.
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company1.
21.1	List of Subsidiaries1
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Principal Executive Officer
32.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

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
March 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:                                                                          By:
/s/ David Harrell                                         /s/ Terence J. Hamilton
David Harrell                                                                              Terence J. Hamilton
Director                                                                               Director
March 31, 2011                                                                           March 31, 2011

By:
/s/ Shad Shastney
Shad Shastney
Director
March 31, 2011