Form 10-K/A
period 2010-12-31
OptimizeRx Corp
filed 2011-04-12
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on March 31, 2011, is tocorrect an error made in the Summary Compensation Table in the Executive Compensation section of the annual report.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lester(1) President, CEO and Director	2009 2010	150,000 164,375	- 11,000	- 32,580	552,343(2) -	- -	- -	- -	702,343 207,955
Thomas E. Majerowicz Former Secretary	2009 2010		- -	12,240(2) 30,000	- -	- -	- -	- -	12,240 30,000
Terence J. Hamilton VP of Sales and Director(4)	2009 2010	123,500 164,375	- 25,500	- 43,440	461,330(2) -	- -	- -	- -	584,830 233,315
David Harrell, Chairman and Director Former President and CEO(5)	2009 2010	152,000 165,640	70,000 20,500	- 43,440	307,553(2)	- -	- -	- -	529,553 229,580
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
April 12, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Harrell	By: /s/ Terence J. Hamilton
	David Harrell Director	Terence J. Hamilton Director
	April 12, 2011	April 12, 2011