Form 10-Q
period 2011-03-31
OptimizeRx Corp
filed 2011-05-16
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,869,202 shares as of April 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (unaudited)
F-2	Consolidated Statements of Operations for the three months ended March 31, 2011 (unaudited) and 2010 (unaudited)
F-3	Consolidated Statement of Stockholders’ Equity as of March 31, 2011 (unaudited)

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2011 (unaudited) and 2010 (unaudited)

F-5	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,148,923	$1,278,095
Accounts receivable	338,911	226,000
Prepaid expenses	18,583	80,050
Debt discount-current portion	500,000	500,000

TOTAL CURRENT ASSETS	2,006,417	2,084,145

PROPERTY AND EQUIPMENT
Furniture and equipment	18,118	18,118
Less accumulated depreciation	(5,510)	(5,058)

NET PROPERTY AND EQUIPMENT	12,608	13,060

OTHER ASSETS
Patent rights, net	888,970	902,647
Website and development costs, net	353,797	332,108
Debt discount-net of current portion	291,667	416,667

TOTAL OTHER ASSETS	1,534,434	1,651,422

TOTAL ASSETS	$3,553,459	$3,748,627

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$99,143	$38,409
Accounts payable - related party	570,000	570,000
Accrued expenses	-0-	5,700
Accrued interest	30,000	15,000
Deferred revenue	175,450	225,720

TOTAL CURRENT LIABILITIES	874,593	854,829

LONG TERM LIABILITIES
Notes payable - investor	1,000,000	1,000,000

TOTAL LONG TERM LIABILITIES	1,000,000	1,000,000

TOTAL LIABILITIES	1,874,593	1,854,829

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 500,000,000 shares authorized, 13,869,202 shares issued and outstanding (13,606,676 - 2010)	13,869	13,607
Preferred stock, $.001 par value, 10,000,000 shares authorized, 50 shares issued and outstanding (50 - 2010)
Stock warrants	20,281,328	20,281,328
Additional paid-in-capital	3,605,353	3,355,615
Accumulated deficit	(22,221,684)	(21,756,752)

TOTAL STOCKHOLDERS' EQUITY	1,678,866	1,893,798

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$3,553,459	$3,748,627

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
REVENUE
Sales	$393,843	$1,283

TOTAL REVENUE	393,843	1,283

EXPENSES
Operating expenses	469,281	263,094

TOTAL EXPENSES	469,281	263,094

NET OPERATING LOSS	(75,438)	(261,811)

OTHER INCOME (EXPENSE)
Interest income	440	905
Other income	66	-0-
Interest expense	(140,000)	(61)

TOTAL OTHER INCOME (EXPENSE)	(139,494)	844

LOSS BEFORE PROVISION FOR INCOME TAXES	(214,932)	(260,967)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(214,932)	$(260,967)

WEIGHTED AVERAGE NUMBER OF SHARESOUTSTANDING: BASIC AND DILUTED	13,628,067	12,853,190

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2011
(UNAUDITED)

						Additional
	Common Stock		Preferred Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Equity

Balance, January 1, 2010	12,826,117	$12,826	35	$-0-	$18,139,252	$1,747,962	$(19,047,728)	$852,312

Issuance of common stock:
for services	161,000	161				200,299		200,460
for preferred dividends	410,520	411				699,589	(700,000)	-0-
to board of directors	66,000	66				130,614		130,680

Issuance of preferred stock			15			1,500,000		1,500,000

Preferred stock issuance costs						(350,000)		(350,000)

Issuance of stock options:
for patent rights						360,000		360,000
to employees						6,203		6,203

Issuance of stock warrants:
for services					186,425			186,425
in connection with preferred stock issuance					1,158,900	(1,158,900)		-0-

Issuance of stock warrants and contingent stock warrants in connection with debt financing					1,007,992			1,007,992

Conversion of stock warrants to common stock	68,039	68			(211,241)	219,923		8,750

Outstanding share adjustment	75,000	75				(75)

Net loss for the year							(2,009,024)	(2,009,024)

Balance, December 31, 2010	13,606,676	13,607	50	-0-	20,281,328	3,355,615	(21,756,752)	1,893,798

Outstanding share adjustment	10,000	10				(10)

Issuance of common stock:
for preferred dividends	252,526	252				249,748	(250,000)	-0-

Net loss for the period							(214,932)	(214,932)

Balance, March 31, 2011	13,869,202	$13,869	50	$-0-	$20,281,328	$3,605,353	$(22,221,684)	$1,678,866

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(UNAUDITED)

	For the	For the
	three months	three months
	ended	ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,932)	$(260,967)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,050	8,129
Stock issued for services	-0-	27,960
Amortization of debt discount	125,000	-0-
Changes in:
Accounts receivable	(112,911)	13,775
Prepaid expenses	61,467	(5,268)
Accounts payable	60,735	(19,417)
Payroll taxes payable	(700)	(34)
Accrued interest	15,000	-0-
Accrued expenses	(5,000)	(4,500)
Deferred revenue	(50,270)	-0-

TOTAL ADJUSTMENTS	123,371	20,645

NET CASH (USED BY) OPERATING ACTIVITIES	(91,561)	(240,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website site development costs	(37,610)	(44,660)

NET CASH (USED BY) INVESTING ACTIVITIES	(37,610)	(44,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,171)	(284,982)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,278,094	656,394

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,148,923	$371,412

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$61

Cash paid for income taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to satisfy dividends related to preferred stock	$250,000	$-0-

Conversion of warrants to common stock	$-0-	$153,816

Debt discount related to warrants issued in connection with debt financing	$-0-	$-0-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The wholly-owned subsidiary, OptimizeRx Corporation, is a technology solutions company targeting the health care industry. Their objective is to bring better access to better care through connecting patients, physicians and pharmaceutical manufacturers through technology. Once defined as a marketing and advertising company through its consumer website, OptimizeRx is maturing as a technology solutions provider as it launched its direct to physician solution, SampleMD. SampleMD allows physicians to search, print and send available sample trial vouchers and/or co-pay coupons on behalf of their patients. The SampleMD solution can either sit on the doctor’s desktop or can be integrated into the ePrescribing or Electronic Medical Records applications. OptimizeRx solutions provide pharmaceutical manufacturers either a direct to consumer and/or direct to physician channels for communicating and promoting their products. It provides health care providers a means to provide sampling and coupons without having to physically store samples on site, and it provides better access and affordability to the patients.

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

Continued...

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2010.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Continued...

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The fair value of cash, accounts receivable and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

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

Continued...

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year.  Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2011 and 2010, respectively, since their effect is anti-dilutive.

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

Continued...

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	3/31/11	12/31/10
Insurance	$5,104	$6,110
Web development	10,000	20,000
Investor relations	-0-	50,000
Employee advances	479	940
Advertising	3,000	3,000
Property and equipment, net	$18,583	$80,050

4. PROPERTY AND EQUIPMENT

The Company and the LLC owned equipment recorded at cost which consisted of the following:

	3/31/11	12/31/10
Computer equipment	$13,824	$13,824
Furniture and fixtures	4,294	4,294
Subtotal	18,118	18,118
Accumulated depreciation	(5,510)	(5,058)
Property and equipment, net	$12,608	$13,060

Depreciation expense was $452 and $1,751 for the three months ended March 31, 2011 and for the year ended December 31, 2010, respectively.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
5. WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following:
	3/31/11	12/31/10
OptimizeRx Web development	$154,133	$154,133
SampleMD web development	369,717	332,107
Subtotal, web development costs	523,850	486,240
Accumulated amortization	(110,970)	(95,050)
Impairment	(59,083)	(59,083)
Web development costs, net	$353,797	$332,107

The Company began amortizing the OptimizeRx website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007.  During the year end December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized for the SampleMD website.  The project was completed in mid-December 2010 and no amortization was recorded in 2010.  Amortization began on the straight-line method in January 2011 over the period of five years.  Although the Project was completed in mid-December, the Company continues to enhance and upgrade the website.  Monthly payments for these upgrades have been capitalized, but not amortized, as of March 31, 2011.  The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense was $15,920 for the three months ended March 31, 2011 and $30,827 for the year ended December 31, 2010, respectively.

6. PATENT RIGHTS AND INTANGIBLE ASSETS

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

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following:
	3/31/11	12/31/10
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(41,030)	(27,353)
Patent rights and intangible assets, net	$888,970	$902,647

Continued…

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
6. PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010.  Amortization expense was $13,677 for the three months ended March 31, 2011 and $27,353 for the year ended December 31, 2010, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	3/31/11	12/31/10
Accrued payroll taxes	$-0-	$700
Accrued audit fees	-0-	5,000
Accrued expenses	$-0-	$5,700

8.	DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website.  The payments are not taken into revenue until the end user redeems the coupon.  The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed.  Deferred revenue was $175,450 and $225,720 as of March 31, 2011 and December 31, 2010, respectively.

9.	NOTE PAYABLE

On October 5, 2010, the Company issued a secured promissory note of $1,000,000 to an investor.  The note accrues interest at 6% per annum, compounded on April and October each year and will be paid at the earliest of September 12, 2012 or earlier at the Company’s option.  No principal or interest payments are required until the maturity date.  Accrued interest was $15,000 as of December 31, 2010.  The terms of the note also granted 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the financing.  The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the December 31, 2010 year.  The Company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011.  Therefore, no value was recorded for the contingent warrants.  The debt discount derived from the warrant valuation of $1,000,000 will be amortized over the life of the loan using the straight-line method and charged to interest expense.  As of March 31, 2011 and December 31, 2010, $218,333 and $83,333, respectively, had been amortized with the remaining balance of $791,667 at March 31, 2011 to be amortized through October 5, 2012.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

10.	COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2010. There were 13,869,202 and 13,606,676 common shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.

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

During the quarter ended March 31, 2011, the Company issued 252,526 shares of common stock to satisfy $250,000 of preferred dividends.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
11.	PREFERRED STOCK

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement.  There is no conversion expiration date, however, the holder must provide 30 days notice for the registration of the conversion.

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends.  On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment.  On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment.

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
Continued…

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
11.	PREFERRED STOCK (CONTINUED)

Series B Preferred

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder.  The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement.  On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment.

In the event the Company has added at least 1,750 active physicians to the system, and added 35 brands, the Company may issue and sell at its option, and the Purchaser agrees to purchase, up to 15 shares of the Company’s Series B Preferred Stock at a subsequent date, provided that the date cannot occur earlier than November 1, 2010.  If the conditions have not been fulfilled prior to June 30, 2011, the Purchaser shall have no obligation to purchase any securities from the Company.

12.	STOCK OPTIONS AND WARRANTS

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

Continued…

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
12.	STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company issued 300,000 stock warrants in connection with non-employee services.  The Company also issued 750,000 warrants as part of employment agreements with various employees.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the warrants issued in connection with the non-employee services at $618,031, and the employment agreements at $1,321,226, as of December 31, 2009 using the Black-Scholes option pricing model.

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

Continued…

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
12.	STOCK OPTIONS AND WARRANTS (CONTINUED)

On October 5, 2010, the Company issued 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the Company’s debt financing with an exercise price of $2.25.  The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.83% and expected life of 84 months.  The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the current period.  The company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011.  Therefore, no value was recorded for the contingent warrants.  The Company recorded $125,000 and $83,333 of the debt discount as interest expense in the three months ended March 31, 2011 and the year ended December 31, 2010 with the remaining balance of $791,667 to be amortized over the remaining term of the loan. See Note 9.

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

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21.  The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months.  The Company recognized share-based compensation expense of $6,203 during the year ended December 31, 2010 with the remaining balance of $18,610 to be recognized in 2011.  $6,203 has been recognized in the three months ended March 31, 2011.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month on a month-to-month rental.

14.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000.  The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party. See Notes 6, 11 and 13.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
15.	MAJOR CUSTOMERS

The Company has two major customers that accounted for approximately 76% and 55% of revenues for the three months ended March 31, 2011 and for the year ended December 31, 2010, respectively.  The Company expects to continue to maintain these relationships with the customers.

16.	INCOME TAXES

For the three months ended March 31, 2011, the Company incurred a net loss of approximately $215,000 and therefore has no tax liability.  The Company began operations in 2007 and has previous net operating loss carry-forwards of $16,256,000 through December 31, 2010.  The cumulative loss of $16,471,000 will be carried forward and can be used through the year 2030 to offset future taxable income.  In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following at March 31, 2011 and December 31, 2010:

	3/31/11	12/31/10
Federal income tax benefit attributable to:
Current operations	$73,000	$683,000
Valuation allowance	(73,000)	(683,000)

Net provision for federal income tax	$-0-	$-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	3/31/11	12/31/10
Deferred tax asset attributable to:
Net operating loss carryover	$3,935,000	$3,862,000
Valuation allowance	(3,935,000)	(3,862,000)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $11,359,000 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
17.	OPERATING EXPENSES

Operating expenses consisted of the following for the three months ended March 31, 2011 and 2010:

	3/31/11	3/31/10
Advertising	$37,265	$34,105
Professional fees	106,214	16,603
Consulting	46,775	31,644
Salaries, wages and benefits	173,714	137,224
Rent	7,500	7,500
General and administrative	97,813	36,828
Total Operating Expenses	$469,281	$263,904

18.	GOING CONCERN

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

19.	SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2011 through May 10, 2011 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

Our total revenue reported for three months ended March 31, 2011 was $393,843, an increase from $1,283 for the three months ended March 31, 2010.

Our increased revenue for the three months ended March 31, 2011 as compared with the prior year period is a result of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses increased to $469,281 for the three months ended March 31, 2011 from $263,094 for the same period ended 2010. A detail of the significant expenses for the three months ended March 31, 2011 as compared to the prior year period is set forth below:

	2011	2010

OPERATING EXPENSES
Advertising	$37,265	$34,105
Auto expense	$18,701	$2,889
Consulting	$46,775	$31,644
Depreciation and amortization	$30,050	$8,129
Development costs	$22,237	$3,570
Professional fees	$106,214	$17,353
Rent	$7,500	$7,500
Repairs and maintenance
Salaries, Wages and Benefits	$173,714	$137,224
Website maintenance	$10,000	$2,480

Our operating expenses are higher on all categories as a result of ramping up operations, as we have transformed from a development stage company to an operating company.

Other Income/Expenses

Other expenses were $140,000 for the three months ended March 31, 2011 as compared with other income of $844 for same period ended 2010.  Interest expenses was the major factor for other expenses for the period ended March 31, 2011 .

Net Loss

Net loss for the three months ended March 31, 2011 was $214,932, compared to net loss of $260,967 for the same period 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $2,006,417 and total assets in the amount of $3,553,459. Our total current liabilities as of March 31, 2011 were $874,593.  We had working capital of $1,131,824 as of March 31, 2011.

Operating activities used $91,561 in cash for the three months ended March 31, 2011. Our net loss of $214,932 and accounts receivable of $112,911 were the primary components of our negative operating cash flow, offset mainly by $125,000 in amortization of debt discount, $61467 in prepared expenses, and $60,735 in accounts payable. Investing activities used $37,610 during the three months ended March 31, 2011 as a result of website development costs.  Financing activities provided $1,508,750 for the nine months ended March 31, 2011 largely as a result of the sale of our Series B Preferred Stock.

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

As of March 31, 2011, with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; b) meet the milestones as defined in the second round of financing with Vicis and satisfy the conditions to secure the second tranche of funding; and/or c) obtain additional financing through debt and/or equity based financing arrangements which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

On February 10, 2011, we commenced an action against Beringea, LLC (“Beringea”) in the Circuit Court for the County of Oakland in the State of Michigan.  The action is based on a dispute between our company and Beringea surrounding a capital raising agreement that was entered into on October 15, 2009.  We have alleged that Beringea has failed to perform under the agreement, misinformed us about “tail” liability, and is wrongfully withholding funds due to us. We are seeking $400,000 in damages.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued the following securities:

We issued 252,526 shares of common stock to satisfy $255,051 of preferred dividends.

We issued 10,000 shares of common stock at $1.00 per share for total proceeds of $10,000.

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

OptimizeRx Corporation

Date:	May 16, 2011

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director