Form 10-Q
period 2011-06-30
OptimizeRx Corp
filed 2011-08-17
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,969,202 shares as of June 30, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2009 (audited);
F-2	Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 (unaudited);
F-3	Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 (unaudited);
F-4	Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010
Current Assets
Cash and cash equivalents	$969,765	$1,278,094
Accounts receivable	140,100	226,000
Prepaid expenses	114,863	80,051
Debt discount-current portion	500,000	500,000
Total Current Assets	1,724,728	2,084,145

Property and equipment, net	12,155	13,061

Other Assets
Patent rights, net	875,294	902,647
Website development costs, net	383,116	332,107
Debt discount-net of current portion	166,667	416,667
Total Other Assets	1,425,077	1,651,421

TOTAL ASSETS	$3,161,960	$3,748,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$37,460	$38,409
Accounts payable - related party	570,000	570,000
Accrued expenses	57,500	5,700
Accrued interest	45,000	15,000
Deferred revenue	152,610	225,720
Total Current Liabilities	862,570	854,829

Long-Term Liabilities
Notes payable - investor	1,000,000	1,000,000
Total Long-Term Liabilities	1,000,000	1,000,000

Total Liabilities	1,862,570	1,854,829

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 13,869,202 shares issued and outstanding (13,606,676 - 2010)	13,869	13,607
Preferred stock, $.001 par value, 10,000,000 shares authorized, 50 shares issued and outstanding	0	0
Stock warrants	20,281,328	20,281,328
Additional paid-in-capital	3,658,450	3,355,615
Accumulated deficit	(22,654,367)	(21,756,752)
Total Stockholders' Equity	1,299,390	1,893,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,161,960	$3,748,627

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	For the	For the
	three months	three months
	ended	ended
	June 30,	June 30,
	2011	2010
REVENUE
Sales	$200,174	$16,720

TOTAL REVENUE	200,174	16,720

EXPENSES
Operating expenses	493,154	892,083

TOTAL EXPENSES	493,154	892,083

OPERATING LOSS	(292,980)	(875,363)

OTHER INCOME (EXPENSE)
Interest income	395	625
Interest expense	(140,098)	(165)

TOTAL OTHER INCOME (EXPENSE)	(139,703)	460

LOSS BEFORE PROVISION FOR INCOME TAXES	(432,683)	(874,903)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(432,683)	$(874,903)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	13,869,202	13,378,759

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.07)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2011	2010
REVENUE
Sales	$594,017	$18,003

TOTAL REVENUE	594,017	18,003

EXPENSES
Operating expenses	962,435	1,155,177

TOTAL EXPENSES	962,435	1,155,177

NET OPERATING LOSS	(368,418)	(1,137,174)

OTHER INCOME (EXPENSE)
Interest income	835	1,530
Other income	66	-0-
Interest expense	(280,098)	(226)

TOTAL OTHER INCOME (EXPENSE)	(279,197)	1,304

LOSS BEFORE PROVISION FOR INCOME TAXES	(647,615)	(1,135,870)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(647,615)	$(1,135,870)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	13,749,300	13,115,405

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.05)	$(0.09)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(647,615)	$(1,135,870)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	60,100	16,258
Stock issued for services	83,992	201,140
Stock options issued for compensation	26,715	-0-
Amortization of debt discount	250,000	-0-
Changes in:
Accounts receivable	85,900	13,790
Prepaid expenses	(34,813)	(10,816)
Accounts payable	(1,648)	17,442
Accrued interest	30,000	-0-
Accrued expenses	(5,000)	(4,500)
Deferred revenue	(73,110)	-0-
NET CASH USED BY OPERATING ACTIVITIES	(225,479)	(902,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
License fees	-0-	(40,000)
Website site development costs	(82,850)	(89,660)
NET CASH USED BY INVESTING ACTIVITIES	(82,850)	(129,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	8,750
Issuance of preferred stock	-0-	1,500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-0-	1,508,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(308,329)	476,534

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,278,094	656,394

CASH AND CASH EQUIVALENTS - END OF PERIOD	$969,765	$1,132,928

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$226
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$250,000	$-0-
Conversion of warrants to common stock	$-0-	$153,816
Common stock issued for settlement of equity issuance costs	$115,000	-
Payable issued for equity issuance costs	$57,500	$-

The accompanying notes are an integral part of these financial statements.

 OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for June 30, 2011 and 2010, respectively, since their effect is anti-dilutive.

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

3.      PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Insurance	$7,519	$6,111
Web development	35,000	20,000
Investor relations	0	50,000
Employee advances	479	940
Consulting	66,275	0
Advertising	3,090	3,000
Rent	2,500	0
Total Prepaid Expenses	$114,863	$80,051
F-7

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

4.      PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Computer equipment	$13,824	$13,824
Furniture and fixtures	4,293	4,293
Subtotal	18,117	18,117
Accumulated depreciation	(5,962)	(5,056)
Property and equipment, net	$12,155	$13,061

Depreciation expense was $904 and $844 for the six months ended June 30, 2011 and 2010, respectively.

5.      WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
OptimizeRx Web development	$154,133	$154,133
SampleMD web development	414,957	332,107
Subtotal, web development costs	569,090	486,240
Accumulated amortization	(126,891)	(95,050)
Impairment	(59,083)	(59,083)
Web development costs, net	$383,116	$332,107

The Company began amortizing the OptimizeRx website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007. During the year end December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized for the SampleMD website. The project was completed in mid-December 2010 and no amortization was recorded in 2010. Amortization began on the straight-line method in January 2011 over the period of five years. Although the Project was completed in mid-December, the Company continues to enhance and upgrade the website. Monthly payments for these upgrades have been capitalized, but not amortized, as of June 30, 2011. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense was $31,841 for the six months ended June 30, 2011 and $30,827 for the year ended December 31, 2010, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

6.      PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(54,706)	(27,353)
Patent rights and intangible assets, net	$875,294	$902,647

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $27,353 for the six months ended June 30, 2011 and $27,353 for the year ended December 31, 2010, respectively.

7.      ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accrued payroll taxes	$0	$700
Accrued audit fees	0	5,000
Accrued expenses	$0	$5,700

8.      DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. Deferred revenue was $152,610 and $225,720 as of June 30, 2011 and December 31, 2010, respectively.

9.      NOTE PAYABLE

On October 5, 2010, the Company issued a secured promissory note of $1,000,000 to an investor. The note accrues interest at 6% per annum, compounded on April and October each year and will be paid at the earliest of September 12, 2012 or earlier at the Company’s option. No principal or interest payments are required until the maturity date. Accrued interest was $15,000 as of December 31, 2010. The terms of the note also granted 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the financing. The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the December 31, 2010 year. The Company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011. Therefore, no value was recorded for the contingent warrants. The debt discount derived from the warrant valuation of $1,000,000 will be amortized over the life of the loan using the straight-line method and charged to interest expense. As of June 30, 2011 and December 31, 2010, $333,333 and $83,333, respectively, had been amortized with the remaining balance of $666,667 at June 30, 2011 to be amortized through October 5, 2012.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

10.  COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2010. There were 13,869,202 and 13,606,676 common shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.

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

During the quarter ended June 30, 2011, the Company issued 252,526 shares of common stock to satisfy $250,000 of preferred dividends.

On June 30, 2011, the Company entered into a settlement agreement with Midtown Partners.  Under the settlement agreement, the Company will pay Midtown Partners $57,500 and grant 100,000 shares of its common stock.  The cost of the settlement has been recorded as equity issuance costs. As a result of the settlement, the litigation in the Eastern District of Michigan will be dismissed.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

11.  PREFERRED STOCK (CONTINUED)

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

11.  PREFERRED STOCK (CONTINUED)

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

12.        STOCK OPTIONS AND WARRANTS (CONTINUED)

On October 5, 2010, the Company issued 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the Company’s debt financing with an exercise price of $2.25. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.83% and expected life of 84 months. The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the current period. The company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011. Therefore, no value was recorded for the contingent warrants. The Company recorded $250,000 and $83,333 of the debt discount as interest expense in the six months ended June 30, 2011 and the year ended December 31, 2010 with the remaining balance of $666,667 to be amortized over the remaining term of the loan. See Note 9.

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

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The Company recognized share-based compensation expense of $6,203 during the year ended December 31, 2010 with the remaining balance of $18,610 to be recognized in 2011. $6,203 has been recognized in the six months ended June 30, 2011.

On April 27, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 221%, risk-free interest rate of 2.06% and expected life of 60 months. The agreement is for a period of six months. The Company recognized expenses of $27,717 during the six months ended June 30, 2011 with the remaining balance of $66,275 recorded as prepaid consulting to be expensed over the next four months.

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $26,715 during the six months ended June 30, 2011. The remaining balance will be recognized over the following eleven months.

13.        COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month on a month-to-month rental.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

14.        RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent currently in process in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000. The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party. See Notes 6, 10 and 12.

15.        MAJOR CUSTOMERS

The Company has one major customer that accounted for 50% of the Company’s revenues and has two major customers that accounted for approximately 55% of revenues for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. The Company expects to continue to maintain these relationships with the customers.

16.        INCOME TAXES

For the six months ended June 30, 2011, the Company incurred a net loss of approximately $648,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $11,359,000 through December 31, 2010. The cumulative loss of $12,007,000 will be carried forward and can be used through the year 2031 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Federal income tax benefit attributable to:
Current operations	$220,000	$386,000
Valuation allowance	(220,000)	(386,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$4,082,000	$3,862,000
Valuation allowance	(4,082,000)	(3,862,000)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,007,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

17.  OPERATING EXPENSES

Operating expenses consisted of the following for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Advertising	$6,030	$57,160	$43,295	$91,265
Professional fees	106,675	53,751	212,889	71,105
Consulting	35,326	369,828	82,101	401,472
Salaries, wages and benefits	206,627	180,961	380,341	318,185
Rent	7,500	7,500	15,000	15,000
General and administrative	130,996	222,883	228,809	258,150
Total Operating Expenses	$493,154	$892,083	$962,435	$1,155,177

18.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses from operations.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and their plans for increases in revenues will provide the opportunity for the Company to continue as a going concern.

19.  SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2011 through August 10, 2011 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

We have worked diligently to build our SampleMD™ solution which provides the ability to search and select free sample vouchers and co-pay assistance by prescribing clinicians on behalf of their patents. We installed the SampleMD™ solution within our first health system in November of 2010. In parallel to our efforts of providing the doctors desktop version of the SampleMD™ solution to health systems that have eliminated access to pharmaceutical representatives, we have also worked with Allscripts to integrate its solution right within their electronic prescribing application. The Allscripts ePrescribe solution was launched in mid December of 2010. These launches where inclusive of those handful of early adopting pharmaceutical manufacturers which saw the benefits and potentials of this new channel in reaching prescribing clinicians that prior where inaccessible.

With the completed launch of SampleMD™ to various health systems and within the Allscripts solutions, we began 2011 with two major focuses. First, we set out to improve the field functionality and adoption by prescribing clinicians of our SampleMD™ solution. Early feedback from prescribing clinicians was positive. Overall, for both installed environments, desk top and eRx, clinicians were satisfied with the ease and availability of our SampleMDTM solution. With the feedback we received, we continued to enhance and update product ease, usability and speed. We project that our SampleMD™ 3.0 will feature components with easier access to formulary information, broader search capabilities and a scheduler for pharmaceutical representatives. Additionally, SampleMD™ will be integrated not only within ePrescribing environments, but also within Electronic Medical (EMR) and Electronic Health Record (EHR) environments – right within the clinicians work stream.

Our second focus was to evaluate market trends and consumer demands to adjust our market message and product performance and pricing. With increasing demand for our product, we have adjusted our pricing and have been aggressively selling and positioning within the market. At the end of the first six months of 2011, our portfolio consists of nine (9) major pharmaceutical manufacturers, forty (40) brands and over fifty-three (53) offerings, with commitments from other major manufacturers to integrate their brand within the SampleMD™ solution. All of this has been reflective in seeing revenues generated from setups, redemptions and print activity. We have, and intend to continue to, acquire additional resources to assist in positioning and securing new sales and recruiting new channel partners for integration of our solution.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenues

Our total revenue reported for three months ended June 30, 2011 was $200,174, an increase from $16,720 for the three months ended June 30, 2010. Our total revenue reported for six months ended June 30, 2011 was $594,017, an increase from $18,003 for the six months ended June 30, 2010.

Our increased revenue for the three and six months ended June 30, 2011 as compared with the prior year periods is a result of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers which are participating within this offering. We are in the process of extending and renewing existing contracts, solidifying new contracts, and broadening our distribution channel with leading e-prescribers and electronic medical record providers. We expect that these efforts will result in larger revenues for our third quarter.

Operating Expenses

Operating expenses decreased to $493,154 for the three months ended June 30, 2011 from $892,083 for the same period ended 2010. Operating expenses decreased to $962,435 for the six months ended June 30, 2011 from $1,155,177 for the same period ended 2010. A detail of the significant expenses for the three and six months ended June 30, 2011 as compared to the prior year period is set forth below:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Advertising	$6,030	$57,160	$43,295	$91,265
Professional fees	106,675	53,751	212,889	71,105
Consulting	35,326	369,828	82,101	401,472
Salaries, wages and benefits	206,627	180,961	380,341	318,185
Rent	7,500	7,500	15,000	15,000
General and administrative	130,996	222,883	228,809	258,150
Total Operating Expenses	$493,154	$892,083	$962,435	$1,155,177

Our operating expenses have decreased in the three and six months ended June 30, 2011 as compared with the prior year periods largely as a result of a decrease in stock-based compensation, which is included in the category for “consulting” expenses. Professional fees and salaries wages and benefits, however, are all higher in the three and six months ended June 30, 2011 as compared to the prior year periods as a result of ramping up operations, as we have transformed from a development stage company to an operating company. For the third quarter, we expect to have higher operating expenses as we bring on account manager and sales positions.

Other Income/Expenses

Other expenses were $139,703 for the three months ended June 30, 2011 as compared with other income of $460 for same period ended 2010.  Other expenses were $279,197 for the six months ended June 30, 2011 as compared with other income of $1,304 for same period ended 2010.  Interest expenses were the major factor for other expenses for the periods ended June 30, 2011.

Net Loss

Net loss for the three months ended June 30, 2011 was $432,683, compared to net loss of $874,903 for the same period 2010. Net loss for the six months ended June 30, 2011 was $647,615, compared to net loss of $1,135,870 for the same period 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $1,724,728 and total assets in the amount of $3,161,960. Our total current liabilities as of June 30, 2011 were $862,570.  We had working capital of $862,158 as of June 30, 2011.

Operating activities used $225,479 in cash for the six months ended June 30, 2011. Our net loss of $647,615, deferred revenue of $73,110 and prepaid expenses of $34,813 were the primary components of our negative operating cash flow, offset mainly by $250,000 in amortization of debt discount, $85,900 in accounts receivable, $83,992 in stock issued for services, and $60,100 in depreciation and amortization. Investing activities used $82,850 during the six months ended June 30, 2011 as a result of website development costs.  Financing activities provided $0 for the six months ended June 30, 2011.

As of June 30, 2011, with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; b) meet the milestones as defined in the second round of financing with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, a unit trust organized and existing under the laws of the Cayman Islands (“Vicis”) and satisfy the conditions to secure the second tranche of funding; and/or c) obtain additional financing through debt and/or equity based financing arrangements which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

On August 18, 2010, we commenced an action against Midtown Partners & Co., LLC (“Midtwon Partners”) in the Circuit Court for the County of Oakland in the State of Michigan. The action is based on a dispute between our company and Midtown Partners surrounding a placement agent agreement that was entered into on June 27, 2008. We filed the action seeking declaratory relief that no compensation is due and owing to Midtown Partners in connection with an investment made by on June 4, 2010.

Midtown Partners removed the action to the United States District Court for the Eastern District of Michigan. On June 30, 2011 , we entered into a settlement agreement with Midtown Partners. Under the settlement agreement, we paid Midtown Partners $57,500 and issued the company 100,000 shares of our common stock. As a result of the settlement, the litigation in the Eastern District of Michigan will be dismissed.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued the following securities:

During the quarter ended June 30, 2011, we issued 252,526 shares of common stock to satisfy $250,000 of preferred dividends to Vicis.

During the quarter ended June 30, 2011, we issued options to purchase 285,000 shares of our common stock to our directors at an exercise price of $1.00.

On June 30, 2011, we issued 100,000 shares of our common stock in connection with a settlement of our dispute with Midtown Partners.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Settlement Agreement, dated June 30, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 17, 2011

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director

