Form 10-Q
period 2011-09-30
OptimizeRx Corp
filed 2011-11-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,192,496 shares as of November 14, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited);
F-3	Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 (unaudited);
F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

Consolidated Balance Sheets (Unaudited)
as of September 30, 2011 and December 31, 2010

ASSETS
	September 30,	December 31,
	2011	2010
Current Assets
Cash and cash equivalents	$1,019,315	$1,278,094
Accounts receivable	121,745	226,000
Prepaid expenses	196,456	80,051
Debt discount-current portion	-0-	500,000
Total Current Assets	1,337,516	2,084,145

Property and equipment, net	11,702	13,061

Other Assets
Patent rights, net	861,618	902,647
Website development costs, net	438,761	332,107
Debt discount-net of current portion	-0-	416,667
Total Other Assets	1,300,379	1,651,421

TOTAL ASSETS	$2,649,597	$3,748,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$29,140	$38,409
Accounts payable - related party	570,000	570,000
Accrued expenses	-0-	5,700
Accrued interest	-0-	15,000
Deferred revenue	140,300	225,720
Total Current Liabilities	739,440	854,829

Long-Term Liabilities
Notes payable - investor	-0-	1,000,000

Total Liabilities	739,440	1,854,829

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,192,496 shares issued and outstanding (13,606,676 - 2010)	14,192	13,607
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding (50 - 2010)	-0-	-0-
Stock warrants	20,826,934	20,281,328
Additional paid-in-capital	4,942,777	3,355,615
Accumulated deficit	(23,873,746)	(21,756,752)
Total Stockholders' Equity	1,910,157	1,893,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,649,597	$3,748,627

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations (Unaudited)

for the Three Months Ended September 30, 2011 and 2010

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2011	2010
REVENUE
Sales	$191,593	$40,676

TOTAL REVENUE	191,593	40,676

EXPENSES
Operating expenses	482,635	545,889

TOTAL EXPENSES	482,635	545,889

OPERATING LOSS	(291,042)	(505,213)

OTHER INCOME (EXPENSE)
Interest income	206	635
Interest expense	(678,543)	-0-

TOTAL OTHER INCOME (EXPENSE)	(678,337)	635

LOSS BEFORE PROVISION FOR INCOME TAXES	(969,379)	(504,578)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(969,379)	$(504,578)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	13,989,959	13,233,754

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.07)	$(0.04)

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

 Consolidated Statements of Operations (Unaudited)

for the Nine Months Ended September 30, 2011 and 2010

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2011	2010
REVENUE
Sales	$785,610	$58,679

TOTAL REVENUE	785,610	58,679

EXPENSES
Operating expenses	1,445,070	1,701,067

TOTAL EXPENSES	1,445,070	1,701,067

NET OPERATING LOSS	(659,460)	(1,642,388)

OTHER INCOME (EXPENSE)
Interest income	1,041	2,165
Other income	66	-0-
Interest expense	(958,641)	(226)

TOTAL OTHER INCOME (EXPENSE)	(957,534)	1,939

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,616,994)	(1,640,449)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(1,616,994)	$(1,640,449)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	13,830,401	13,057,058

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.12)	$(0.13)

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

for the Nine Months Ended September 30, 2011 and 2010

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,616,994)	$(1,640,449)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	90,149	24,417
Stock issued for services	83,992	201,140
Stock options issued for compensation	106,861	-0-
Amortization of debt discount	916,667	98,935
Changes in:
Accounts receivable	104,255	(21,210)
Prepaid expenses	(116,405)	(2,495)
Accounts payable	(9,269)	24,188
Accrued interest	(15,000)	-0-
Accrued expenses	(63,200)	(4,605)
Deferred revenue	(85,420)	-0-
NET CASH USED BY OPERATING ACTIVITIES	(604,364)	(1,320,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	(1,230)
License fees	-0-	(15,000)
Website site development costs	(154,415)	(154,460)
NET CASH USED BY INVESTING ACTIVITIES	(154,415)	(170,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-0-	8,750
Issuance of preferred stock	855,460	1,500,000
Issuance of warrants in connection with preferred stock	644,540	-0-
Payments on loan payable	(1,000,000)	-0-
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	1,508,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(258,779)	17,981

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,278,094	656,394

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,019,315	$674,375

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$226
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$500,000	$-0-
Conversion of warrants to common stock	$-0-	$153,816
Common stock issued for settlement of equity issuance costs	$115,000	$—
Payable issued for equity issuance costs	$57,500	$—

 The accompanying notes are an integral part of these financial statements.

  OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SEPTEMBER 30, 2011

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and interest and deferred revenue approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

SEPTEMBER 30, 2011

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for September 30, 2011 and 2010, respectively, since their effect is anti-dilutive.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Insurance	$6,728	$6,111
Web development	26,250	20,000
Investor relations	0	50,000
Employee advances	694	940
Consulting	16,569	0
Advertising	143,715	3,000
Rent	2,500	0
Total Prepaid Expenses	$196,456	$80,051

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Computer equipment	$13,824	$13,824
Furniture and fixtures	4,293	4,293
Subtotal	18,117	18,117
Accumulated depreciation	(6,415)	(5,056)
Property and equipment, net	$11,702	$13,061

Depreciation expense was $1,359 and $1,297 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
OptimizeRx web development	$154,133	$154,133
SampleMD web development	486,522	332,107
Subtotal, web development costs	640,655	486,240
Accumulated amortization	(142,811)	(95,050)
Impairment	(59,083)	(59,083)
Web development costs, net	$438,761	$332,107

The Company began amortizing the OptimizeRx website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007. During the year end December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized for the SampleMD website. The project was completed in mid-December 2010 and no amortization was recorded in 2010. Amortization began on the straight-line method in January 2011 over the period of five years. Although the Project was completed in mid-December, the Company continues to enhance and upgrade the website. Monthly payments for these upgrades have been capitalized, but not amortized, as of September 30, 2011. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense was $47,761 for the nine months ended September 30, 2011 and $30,827 for the year ended December 31, 2010, respectively.

NOTE 6 – PATENT RIGHTS AND INTANGIBLE ASSETS

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 6 – PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(68,382)	(27,353)
Patent rights and intangible assets, net	$861,618	$902,647

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $41,029 for the nine months ended September 30, 2011 and $27,353 for the year ended December 31, 2010, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accrued payroll taxes	$0	$700
Accrued audit fees	0	5,000
Accrued expenses	$0	$5,700

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. Deferred revenue was $140,300 and $225,720 as of September 30, 2011 and December 31, 2010, respectively.

NOTE 9 – NOTE PAYABLE

On October 5, 2010, the Company issued a secured promissory note of $1,000,000 to an investor. The note accrues interest at 6% per annum, compounded on April and October each year and will be paid at the earliest of September 12, 2012 or earlier at the Company’s option. No principal or interest payments are required until the maturity date. Accrued interest was $15,000 as of December 31, 2010. The terms of the note also granted 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the financing. The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the December 31, 2010 year. The Company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011. Therefore, no value was recorded for the contingent warrants. The debt discount derived from the warrant valuation of $1,000,000 was being amortized over the life of the loan using the straight-line method and charged to interest expense.

On September 16, 2011, the Company entered into a Termination Agreement, in conjunction with a Securities Purchase Agreement with another investor. Under the Termination Agreement, the Company paid off the $1,000,000 promissory note, plus all accrued interest to date. Upon payment of the note, the contingent stock warrants obligation was terminated and the remaining debt discount from the warrant valuation was expensed. See Note 12.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of September 30, 2011. There were 14,192,496 and 13,606,676 common shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.

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

On June 30, 2011, we entered into a settlement agreement with Midtown Partners.  Under the settlement agreement, we will pay Midtown Partners $57,500 and grant 100,000 shares of our common stock.  The cost of the settlement has been recorded as equity issuance costs. As a result of the settlement, the litigation in the Eastern District of Michigan will be dismissed.

During the nine months ended September 30, 2011, the Company issued 475,820 shares of common stock to satisfy $500,000 of preferred dividends.

NOTE 11 – PREFERRED STOCK

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

SEPTEMBER 30, 2011

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series A Preferred (Continued)

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

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment.

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

During the quarter ended September 30, 2011, 15 preferred shares were issued to an investor for $1,500,000. The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend. In addition, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years. Based on the fair values of the preferred stock and common stock warrants on the issue date, $855,460 was allocated to preferred stock and $644,540 was allocated to the common stock warrants. See Note 12.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series B Preferred (Continued)

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment.

NOTE 12 – STOCK OPTIONS AND WARRANTS

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On July 1, 2010, the Company issued 100,000 stock warrants for services to a consultant with an exercise price of $2.50. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. During the quarter ended September 30, 2011, these warrants were cancelled as part of a settlement with the consultant.

On October 5, 2010, the Company issued 1,000,000 stock warrants and 1,000,000 contingent stock warrants in connection with the Company’s debt financing with an exercise price of $2.25. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.83% and expected life of 84 months. The non-contingent warrants were valued at $1,007,992 with $1,000,000 recorded as debt discount and $7,992 recorded as interest expense in the current period. The company analyzed the assumptions associated with the contingent warrants and determined that the performance objectives were not likely to occur in 2011. Therefore, no value was recorded for the contingent warrants. The Company recorded $250,000 and $83,333 of the debt discount as interest expense in the six months ended June 30, 2011 and the year ended December 31, 2010. On September 16, 2011, the Company entered into a Termination Agreement and Release with the investor. As part of the agreement, the 1,000,000 contingent stock warrants were terminated and the remaining debt discount interest from the warrant valuation was expensed. See Note 9.

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

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The Company recognized share-based compensation expense of $6,203 during the year ended December 31, 2010 with the remaining balance of $18,610 to be recognized in 2011. $6,203 has been recognized in the nine months ended September 30, 2011.

On April 27, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 221%, risk-free interest rate of 2.06% and expected life of 60 months. The agreement is for a period of six months. The Company recognized expenses of $77,423 during the nine months ended September 30, 2011 with the remaining balance of $16,569 recorded as prepaid consulting to be expensed over the next month.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $106,861 during the nine months ended September 30, 2011. The remaining balance will be recognized over the following eight months.

During the quarter ended September 30, 2011, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years. In addition, 15 preferred shares were issued to an investor for $1,500,000. The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend. Based on the fair values of the preferred stock and common stock warrants on the issue date, $855,460 was allocated to preferred stock and $644,540 was allocated to the common stock warrants. See Note 11.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases their offices for $2,500 a month on a month-to-month rental.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – MAJOR CUSTOMERS

The Company has one major customer that accounted for 50% of the Company’s revenues and has three major customers that accounted for approximately 60% of revenues for the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 16 – INCOME TAXES

For the nine months ended September 30, 2011, the Company incurred a net loss of approximately $1,674,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $11,359,000 through December 31, 2010. The cumulative loss of $13,033,000 will be carried forward and can be used through the year 2031 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 16 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Federal income tax benefit attributable to:
Current operations	$569,000	$386,000
Valuation allowance	(569,000)	(386,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$4,431,000	$3,862,000
Valuation allowance	(4,431,000)	(3,862,000)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,033,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Advertising	$46,261	$32,146	$89,556	$123,411
Professional fees	27,844	90,356	240,733	161,461
Consulting	51,479	138,554	133,580	540,026
Salaries, wages and benefits	186,585	193,189	566,926	511,374
Rent	7,606	7,500	22,606	22,500
General and administrative	162,860	84,144	391,669	342,294
Total Operating Expenses	$482,635	$545,889	$1,445,070	$1,701,066

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 18 – GOING CONCERN

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

NOTE 19 – SUBSEQUENT EVENTS

On February 10, 2011, the Company filed a demand for arbitration (the “Demand”) with the American Arbitration Association (“AAA”) in Oakland County, Michigan based on a dispute between the Company and Beringea surrounding a capital raising agreement that was entered into on October 15, 2009. We have alleged that Beringea has failed to perform under the agreement, misinformed us about “tail” liability, and has wrongfully withheld funds due to us. We have sought $400,000 in damages.  On September 30, 2011 a final arbitration award (the “Award”) was issued by an AAA arbitrator. According to the Award, we are entitled to recover $202,500 from Beringea on the claim of gross negligence, and $88,000 for the costs of enforcing the agreement, including attorneys’ fees and expenses. All other claims sought in the Demand were denied.  As of November 7, 2011, no proceeds have been received.

On November 4, 2011, the Company signed a lease for a new office which it will move into in December 2011 at an approximate rent of $5,000 per month. The new offices will be in Rochester, Michigan where the Company currently resides.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2011 through November 1, 2011 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Overview

We continue to work diligently to build out our SampleMD™ solution which provides the ability to search and select free sample vouchers and co-pay assistance by prescribing clinicians on behalf of their patents. We installed the SampleMD™ solution within our first health system in November of 2010. In parallel to our efforts of providing the doctors desktop version of the SampleMD™ solution to health systems that have eliminated access to pharmaceutical representatives, we also continue to work with Allscripts where we have integrated our solution right within their electronic prescribing application. The Allscripts ePrescribe solution was launched in mid December of 2010. These launches where inclusive of those handful of early adopting pharmaceutical manufacturers which saw the benefits and potentials of this new channel in reaching prescribing clinicians that prior where inaccessible.

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

In the 3rd quarter of fiscal year 2011, we continued to generate revenue while fine tuning both the SampleMD™ stand alone solution as well as our integration with Allscript ePrescribing application. Additionally, we continue to generate great interest from health systems looking for an alternative means to provide samples and co-pay assistance to their patents. We are gaining momentum with pharmaceutical manufacturers and their brands as an alternative channel to the physician as well as interest from ePrescribing and EMR providers as an extension of their offering portfolio and revenue sharing. These efforts have expanded our offerings portfolio as we now have twelve (12) major pharmaceutical manufacturers, forty six (46) brands, and sixty (60) offerings distributed via health system widgets and integrated Allscripts ePrescribing.

The 3rd quarter also highlighted securing additional financing to support our continued growth and the recognized need for additional resources within the technical, sales and administrative disciplines. As a portion of the initial proceeds was used to pay back the note to Physicians Interactive, the balance of the funds will be used to support the acquisition of additional resources needed to support our growth.

For our year to date performance, we continue on track while gaining exposure within the marketplace. We have focused on driving our market message and gained significant exposure while participating in the Allsctripts User Conference in August of 2011. With some 3500 plus attendees, we gained valuable exposure to health systems and pharmaceutical manufacturers. Additionally, we participated within the HIMMS health care technology conference, the Marcus Evan Executive Marketing roundtable and launched an Ad campaign surrounding our SampleMD™ solution and its benefits to the health care provider advertising in Pharmaceutical Executive Magazine. It is our intent to continue to drive market awareness, secure additional sales, align with additional channel partners, and to acquire the necessary resources to support our continued growth.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

Our total revenue reported for three months ended September 30, 2011 was $191,593, an increase from $40,676 for the three months ended September 30, 2010. Our total revenue reported for nine months ended September 30, 2011 was $785,610, an increase from $58,679 for the nine months ended September 30, 2010.

Our increased revenue for the three and nine months ended September 30, 2011 as compared with the prior year periods is a result of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers which are participating within this offering. We are in the process of extending and renewing existing contracts, solidifying new contracts, and broadening our distribution channel with leading e-prescribers and electronic medical record providers. We expect that these efforts will result in larger revenues for our fourth quarter.

Operating Expenses

Operating expenses decreased to $482,635 for the three months ended September 30, 2011 from $545,889 for the same period ended 2010. Operating expenses decreased to $1,445,070 for the nine months ended September 30, 2011 from $1,701,067 for the same period ended 2010. A detail of the significant expenses for the three and nine months ended September 30, 2011 as compared to the prior year period is set forth below:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Advertising	$46,261	$32,146	$89,556	$123,411
Auto Expense	15,807	10,679	54,464	35,718
Computer Services	1,614	3,137	7,035	10,190
Consulting	51,478	138,554	240,440	670,706
Contributions	100	21,957	100	22,007
Depreciation and Amortization	30,049	8,159	90,194	24,417
Development Costs	7,057	10,797	52,506	26,954
Education and Training	262	6,552	512	6,819
Employee Benefits	24,990	14,138	84,032	50,046
General and Administrative	2,643	1,583	6,277	3,127
Insurance	6,986	6,099	19,454	15,946
Legal and Accounting	27,844	89,557	183,992	158,911
Office Expense	957	1,519	3,224	5,331
Payroll	161,595	179,050	482,894	461,327
Public and Investor Relations	0	800	56,741	2,550
Rent	7,606	7,500	22,606	22,500
Telephone	3,831	3,133	10,217	8,500
Travel	3,562	2,514	9,248	8,909
Website Maintenance	8,750	5,000	28,750	27,480

Our operating expenses have decreased in the three and nine months ended September 30, 2011 as compared with the prior year periods largely as a result of a decrease in stock-based compensation, which is included in the category for “consulting” expenses, and a decrease in legal and accounting costs. For the fourth quarter, we expect to have higher operating expenses as we bring on account manager and sales positions.

Other Income/Expenses

Other expenses were $678,337 for the three months ended September 30, 2011 as compared with other income of $635 for same period ended 2010.  Other expenses were $957,534 for the nine months ended September 30, 2011 as compared with other income of $1,939 for same period ended 2010.  Interest expenses were the major factor for other expenses for the periods ended September 30, 2011.

Net Loss

Net loss for the three months ended September 30, 2011 was $969,379, compared to net loss of $504,578 for the same period 2010. Net loss for the nine months ended September 30, 2011 was $1,616,994, compared to net loss of $1,640,449 for the same period 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $1,337,516 and total assets in the amount of $2,649,597. Our total current liabilities as of September 30, 2011 were $739,440.  We had working capital of $598,076 as of September 30, 2011.

Operating activities used $604,364 in cash for the nine months ended September 30, 2011. Our net loss of $1,616,994, prepaid expenses of $116,405, deferred revenue of $85,420 and accrued expenses of $63,200 were the primary components of our negative operating cash flow, offset mainly by $916,667 in amortization of debt discount, $104,255 in accounts receivable, $83,992 in stock issued for services, and $90,149 in depreciation and amortization. Investing activities used $154,415 during the nine months ended September 30, 2011 as a result of website development costs.  Financing activities provided $500,000 for the nine months ended September 30, 2011 as a result of $855,460 from the issuance of preferred stock, 644,540 from the issuance of warrants in connection with the preferred stock, offset by $1,000,000 made on the payment of a loan.

On September 16, 2011, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, a unit trust organized and existing under the laws of the Cayman Islands (“Vicis”), and our wholly-owned subsidiary, OptimizeRx Corporation, a Michigan corporation (the “Guarantor”) entered into an Amended and Restated Guarantor Agreement with Vicis for sale of up to 50 shares of our Series B Preferred Stock and warrants to purchase up to 3,333,334 shares of our common stock with an exercise price of $3.00 per share (the “Vicis Warrants”).

The first closing of the financing, which has occurred, was for the sale of 15 shares of Series B Preferred Stock and a warrant to purchase 1,000,000 shares of our common stock at the above exercise price for $1,500,000. This money was used to pay off a secured promissory note (the “Note”) in the principal amount of $1,000,000 to Physicians Interactive, Inc., a Delaware corporation and the remainder will be used for working capital to our company.

A subsequent closing may occur at our option commencing on December 1, 2011 for the sale of an additional 15 shares of Series B Preferred Stock and a warrant to purchase an additional 1,000,000 shares of our common stock for $1,500,000. A final subsequent closing may occur at our option commencing on May 1, 2012 for the sale of an additional 20 shares of Series B Preferred Stock and a warrant to purchase an additional 1,333,334 shares of our common stock for $2,000,000.

Each share of Series B Preferred Stock is convertible at the option of the holder into that number of shares of our common stock equal to the Stated Value ($100,000) divided by a per share price of the common stock of $1.50 per share (the “Conversion Price”). A holder may effect a conversion at any time after the earlier of (a) the time that the Securities and Exchange Commission declares effective a registration statement registering the shares of common stock to be sold by the holder that underlie the shares of Series B Preferred Stock held by such holder (the “Conversion Shares’) and (b) the time such Conversion Shares are eligible for resale by the holder pursuant to Rule 144 of the Securities Act of 1933, as amended, (the “Conversion Eligibility Date”).

If after the Conversion Eligibility Date the market price for the common stock for any ten consecutive trading days exceeds $2.00 (subject to adjustment for reverse and forward stock splits, stock combinations and other similar transactions of the common stock that may occur) and the average daily trading volume for the common stock during such ten day period exceeds 100,000 shares (such period, the “Threshold Period”), the Company may, at any time after the fifth trading day after the end of any such period, deliver a notice to the holder (a “Forced Conversion Notice” and the date such notice is received by the holder, the “Forced Conversion Notice Date”) to cause the holder to immediately convert all and not less than all of the Stated Value of the shares held by such Holder plus accumulated and unpaid dividends at the then current Conversion Price (a “Forced Conversion”). We may only effect a Forced Conversion Notice if all of the conditions specified in the purchase agreement are met through the applicable Threshold Period until the date of the applicable Forced Conversion and through and including the date such shares of common stock are issued to the holder.

The Vicis Warrants are exercisable for a period of seven years at an exercise price of $3.00 per share. The Vicis Warrants are also exercisable on a cashless basis. In addition, the Vicis Warrants are subject to anti-dilution adjustments and protections in the event of stock splits and stock dividends, subsequent equity sales entitling persons to acquire shares of common stock at an effective price per share that is lower than the then exercise price of the warrants and subsequent rights offerings, in the event we issue rights, options or warrant to all holders of common stock and not to the warrant holders, pro rata distributions of assets or indebtedness and fundamental transactions, such as a merger, consolidation or recapitalization. The anti-dilution adjustment shall apply the lowest sale price as being the adjusted option price or conversion ratio for existing shareholders.

With the above financing and cash on hand, we believe we have sufficient cash to both operate our business and provide for our growth needs for the next twelve months

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

On February 10, 2011, we commenced an action against Beringea, LLC (“Beringea”) with the American Arbitration Association (“AAA”) in Oakland County, Michigan. The action is based on a dispute between our company and Beringea surrounding a capital raising agreement that was entered into on October 15, 2009. We have alleged that Beringea has failed to perform under the agreement, misinformed us about “tail” liability, and is wrongfully withholding funds due to us. We sought $400,000 in damages.

On September 30, 2011 a final arbitration award (the “Award”) was issued by an AAA arbitrator. According to the Award, we are entitled to recover $202,500 from Beringea on the claim of gross negligence, and $88,000 for the costs of enforcing the agreement, including attorneys’ fees and expenses. All other claims sought in the Demand were denied.

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

Midtown Partners removed the action to the United States District Court for the Eastern District of Michigan. On June 30, 2011, we entered into a settlement agreement with Midtown Partners. Under the settlement agreement, we paid Midtown Partners $57,500 and issued the company 100,000 shares of our common stock. As a result of the settlement, the litigation in the Eastern District of Michigan was dismissed.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued the following securities:

During the quarter ended September 30, 2011, we issued 475,820 shares of common stock to satisfy $500,000 of preferred dividends to Vicis.

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

OptimizeRx Corporation

Date:	November 14, 2011

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director

