Form 10-Q/A
period 2011-09-30
OptimizeRx Corp
filed 2011-11-23
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of OptimizeRx Corporation (the “Company”) for the quarter ended September 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2011. The Amendment is being filed to correct a disclosure made in Note 19 to the financial statements about not having proceeds as of November 7, 2011 in the Beringea arbitration. The Amendment revises that disclosure incorrect to state that proceeds were in fact received as of October 7, 2011.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

3

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

4

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

NOTE 19 – SUBSEQUENT EVENTS

On February 10, 2011, the Company filed a demand for arbitration (the “Demand”) with the American Arbitration Association (“AAA”) in Oakland County, Michigan based on a dispute between the Company and Beringea surrounding a capital raising agreement that was entered into on October 15, 2009. We have alleged that Beringea has failed to perform under the agreement, misinformed us about “tail” liability, and has wrongfully withheld funds due to us. We have sought $400,000 in damages.  On September 30, 2011 a final arbitration award (the “Award”) was issued by an AAA arbitrator. According to the Award, we are entitled to recover $202,500 from Beringea on the claim of gross negligence, and $88,000 for the costs of enforcing the agreement, including attorneys’ fees and expenses. All other claims sought in the Demand were denied.  As of October 7, 2011, the proceeds have been received.

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

OptimizeRx Corporation

Date:	November 23 , 2011

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director

