Form 10-K
period 2011-12-31
OptimizeRx Corp
filed 2012-03-30
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-53605

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)
Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Water Street, Ste. 200 Rochester, MI	48307
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 248-651-6568

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,368,178

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,192,496 as of February 15, 2012.

PART I

Item 1. Business

Company Overview

Throughout industry and economic discussions we often hear the catch phrase, “The Perfect Storm,” but none is as prevalent as the transitional business climate between healthcare providers and pharmaceutical manufacturers. The year 2011 has seen greater pressures on health care providers to increase both the volume and value of the services they provide to their patients—with fewer resources.

This cumulates with their high focus and scrutiny of ways to reduce their drug costs, primarily through decreased utilization of branded medications when a generic alternative is available. To do this, health systems have restricted pharmaceutical manufacturers’ access to their doctors and no longer accepting drug samples, along with passing more of the cost of branded medication to patients through increased co-pays. Through electronic prescribing (ePrescribing), health systems now have a way of informing physicians of the coverage differential every time they look up a medication to prescribe. ePrescribing now represents over 450 million prescription that are sent directly to pharmacies and is projected to grow to 2 billion by 2016 due to government incentives and rapid adaption.

In turn, these increased pressures and the lack of access pharmaceutical representatives have to doctors have left pharmaceutical manufacturers in need of a new solutions to bridge the gap in promoting their drugs value. Additionally, they’re co-pay and sample vouchers, which increase the likelihood that a patient can better afford to start and stay on their medications, has been difficult to distribute to the doctors and patients needing their help.

Thus, OptimizeRx Corp., through its SampleMD™ electronic patient savings and support technology, is poised to provide great impact to each stakeholder by automatically added a savings eCoupon and patient support right within the electronic prescription process.

For OPTIMIZERx, 2011 continued to be a centered on completing and commercializing our SampleMD™ solution. Early beta testing within targeted healthcare systems provided both a test bed and focus group feedback on utilization and user interface requirements. Additionally, the early roll out of the SampleMD™ engine integrated within the Allscripts, the world’s largest ePrescribing application, showed early signs of great potential, but also exposed some hurdles that needed to be cleared to seamlessly streamline the physician’s workflow and ensure all transactional information is captured. Overall, for both installed applications, desk top and ePrescribing, clinicians were satisfied with the ease and availability of the SampleMD™ solution.

Incorporating the feedback and results we compiled from these early test environments, OPTIMIZERx rolled out our SampleMD™ version 3.0 in the 4th quarter that featured enhanced access to formulary information, a broader search capability and the introduction of our eRep Scheduler, a tool for clinicians and pharmaceutical representatives to establish a rules-based appointment scheduler to set fixed appointments. OPTIMIZERx also continued to optimize the integration between the SampleMD™ solution and multiple ePrescribing and Electronic Medical Record providers. The Allscripts ePrescribing integration continues to show increasing results and clinician adoption while we began integration of our new partner NewCrop. NewCrop is an industry leading electronic prescribing service that has been deployed in over 150 Electronic Medical Record providers and medical networks since 2003.

We also have signed contracts with other ePrescribing platforms that have the potential to triple our reach to over 100,000 physicians in 2012. This clearly position us as the market leader in offering physicians a way to automatically add and electronically distribute co-pay coupons, sample vouchers and patient education to their patients. Likewise, we are uniquely able to offer pharmaceutical manufacturers one platform to manage, promote and report their patient support to physicians- right within their current workflow.

In our 3rd and fourth quarter, we secured additional financing to support our continued growth and the recognized need for additional resources within the technical, sales and administrative disciplines. We used $1,056,876 to pay back the note to Physicians Interactive, with the balance of the funds allocated to be used to support the acquisition of additional resources needed to support our growth.

In addition to hiring a new Vice President of Eastern Sales we increased our Sales/Marketing staff to assist with supporting the sales organization and begin to build out and coordinate our brand marketing and awareness programs. We have focused on driving our market message and gained significant exposure while participating in the Allscripts User Conference in August of 2011. With some 3500 plus attendees, we gained valuable exposure to health systems and pharmaceutical manufacturers. Additionally, we participated within the HIMMS health care technology conference, the Marcus Evan Executive Marketing roundtable and launched an Ad campaign surrounding our SampleMD™ solution and its benefits to the health care provider advertising in Pharmaceutical Executive Magazine. We also initiated a number of email marketing campaigns as well as initiating a SampleMD™ newsletter. It is our intent to continue to drive market awareness, secure additional sales, align with additional channel partners, and to acquire the necessary resources to support our continued growth.

For our year to date performance, OPTIMIZERx generated revenue post launch of the SampleMD™ initiative of $1.11 Million from agreements that represent thirteen (13) major pharmaceutical manufacturers, forty six (46) brands and sixty (60) offerings distributed via our heath system widgets and integrated ePrescribing channel partners. Eliminating non-cash expenses, these efforts have resulted in great operational improvements, cost controls, and substantially reducing the net loss year over year. The sales cycle and medical/legal review is substantially longer than anticipated based introducing new marketing technology within the highly regulated pharmaceutical industry.

However, we have streamlined this process within key organizations that now recognize and approve the marketing process of SampleMD. Our pipeline and opportunities continue to grow and anticipate significant acceleration of revenue within the 2nd half of 2012.

Principal Products and Applications

  SampleMD - Today, almost 60% of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications which led us during the past year to develop our direct to physician solution called SampleMD.

  SampleMD is a revolutionary virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and the fulfillment and adjudication of claims directly from their desktops. Doctors and healthcare providers utilize the SampleMD application from their computer desktops or integrate it into their EMR and/or e-Prescribe systems to search, print or electronically dispense drug samples and co-pay coupons through a national network of pharmacies.  SampleMD eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients. Doctors can also review a branded drug's formulary status within the patients' insurance plan to determine at what level the product is paid/reimbursed. With an integrated automated communications capability, SampleMD will also provide on-going patient support and delivery of monthly co-pay savings to promote continued drug compliance for chronic conditions such as diabetes, heart disease and asthma.

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

  By providing information as well as significant savings opportunities to users of our Site, we hope to become the default medical website for both patients and the pharmaceutical industry. We feel that the aging of the baby boom generation, combined with the preponderance of internet usage to access information and savings in all areas, has created a large potential market for our Site. We are also developing phone applications which will allow consumers to use right when they are in their pharmacies.

Marketing and Sales

OPTIMIZERx continued to extend its marketing efforts to build both brand and capabilities awareness to the market. As mentioned above, we actively participated in industry and partner events such as exlPharma and the ACE – Allscripts Users Conference. During the course of the year, OPTIMIZERx also initiated and delivered successful email marketing campaigns as well as successful public relations and press release communications initiatives. OPTIMIZERx has enlisted a successful advertising campaign through Pharma Exec magazine that netted several responses and qualified leads.

OPTIMIZERx plans to continue these efforts and with our marketing partners, we intend to continue to promote OPTIMIZERx and SampleMD primarily through the following:

·	Industry and Partner event Email Comapigns Internet Marketing
·	Public Relations Campaigns
·	Physician Offices
·	Direct to Consumer Marketing
·	Trade Media Advertising
·	Pharmacy Partners
·	Physician Organizations and Associations
·	Strategic Relationships

OPTIMIZERx has also positioned a Vice President of Eastern Sales located in Philadelphia, PA. We continue to look to secure key sales executives to support the growth targets of the organization through efforts in direct sales, identify and enlist new strategic partners, and build on the existing client base.

Research and Development

OPTIMIZERx is keen on the opinions and input that we gain from all stake holders by which our products and solutions cross. From the prescribing clinicians that utilize our solutions to add value to the patients they serve, to the partners we use to leverage their channels for distribution and promotion of the services, we are able to greatly assist the pharmaceutical manufacturing clients that depend on our solutions to increase their brand awareness and assist patients in need of their offerings. This “Voice of the Stake Holder” is a mantra that we leverage in analyzing industry trends and market shifts and identifying enhancements and new offerings through our SampleMD™ solution. This effort involves all of our officers and directors as part of our continual research development team while monitoring new technologies, trends, services, and partnerships that can help us provide additional services and increased value to the healthcare and pharmaceutical industries and to the patients they serve.

This year OPTIMIZERx has added a Director of Technology and Director of Software Development to strengthen our core technical team while further developing our core portfolio products and solutions, and begin development of new solutions offerings to expand our solutions offerings footprint. OPTIMIZERx also continues to work with the Engineering and Information Technology department of Oakland University in Rochester Michigan. As the University has opened the doors of its new medical school, it also brings highly skilled technology and application developers whom posses a solid knowledge of medical industry IT requirements.

OPTIMIZERx continues its commitment to educate both our direct and our extended teams through an understanding of all market dynamics that have the potential to affect our business in both the short and long term.  Our primary goal is to help patients better afford and access the medicines their doctors prescribe, as well as other healthcare products and services they need. Based on this goal, we continually seek better ways to meet this mission through the use of improved technology, user feedback, and working closely with the pharmaceutical industry. We are continually seeking new ways we can engage the pharmaceutical industry to provide new support programs to patients in need of their products.

Competition

Direct to Physician Sampling Environment (SampleMD)

SampleMD has faced little competition as it enters the market offering new innovation that ceased to exist. The biggest of challengers was physicians having physical samples available on site and within their clinics. Physician Interactive , a technology company who provides a web enabled service allowing physician to order physical samples online for delivery to their clinics, was the most prevalent of competitors.

The OptimizeRx.com website continues to compete in the highly competitive pharmaceutical and healthcare advertising industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks.  Our largest competitors include a variety of healthcare website publishers and networks that provide online advertising competition to OPTIMIZERx.com, including Quality Health, WebMD, McKesson, and Drugs.com.

-	Quality Health – Quality Health hosts an interactive website that allows users to research information regarding medical conditions, medications, and treatments. Visitors to their website can also search for doctors or health centers in their area, both generally and specific to their condition.
-	WebMD – WebMD provides in-depth reference material regarding medical conditions and medicines to users. Individuals can search for a diagnosis via symptoms or research details regarding their previously diagnosed medical conditions. Online support forums are also hosted for patients with particularly challenging conditions.
-	McKesson – McKesson Corporation has been providing health care services in the United States for over 175 years. They act as a distributor for pharmaceutical companies to a network of pharmacies, and have developed online solutions for customers, third-party payors, and manufacturers. McKesson has significantly greater financial resources and brand recognition than we do.

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

Corporate History

Optimizer Systems, LLC was formed in the State of Michigan on January 31, 2006.  It then became a corporation in the state of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation on October 22, 2007.  On April 14, 2008, our company, known at the time as RFID Ltd., entered into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 10,664,000 shares of common stock of RFID Ltd..  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.  As a result, the historical discussion and financial statements included in this annual report are those of OptimizeRx Corporation.  On April 15, 2008, RFID Ltd’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, we then completed a migratory merger, thereby changing our state of incorporation from Colorado to Nevada, resulting in the current corporate structure in which we, OptimizeRx Corporation, a Nevada corporation is the parent corporation, and OptimizeRx Corporation, a Michigan Corporation is our wholly-owned subsidiary.

Employees

As of December 31, 2011, we had 11 full-time employees and 2 part time / co-op employees in addition to 3 contracted programmers through our established a relationship with Oakland University for technical and programming resources.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Michigan.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 400 Water Street, Suite 200, , Rochester, Michigan, 48307.  We have entered into a 3 year lease for this 2,886 square foot facility, with a cost of approximately$5,049.25 per month. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OPRX” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	1.37	0.25
September 30, 2011	1.44	0.21
June 30, 2011	1.08	0.45
March 31, 2011	1.09	0.60

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	1.50	0.80
September 30, 2010	2.02	0.75
June 30, 2010	2.45	1.26
March 31, 2010	2.65	0

On February 15, 2012, the last sales price per share of our common stock was $0.70.

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

Holders of Our Common Stock

As of February 15, 2012, we had 14,192,496 shares of our common stock issued and outstanding, held by 312 shareholders of record, not including those held in street name.

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

Equity Compensation Plans as of December 31, 2011

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	13,336,100	2.12	-
Total	13,336,100	2.12	-

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

During the year ended December 31, 2011, 15 preferred shares were issued to Vicis Capital Master Fund for $1,500,000. The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend. In addition, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

During the year ended December 31, 2011, we issued 475,820 shares of common stock to satisfy $500,000 of preferred dividends to Vicis.

We issued options to purchase 505,000 shares of our common stock to employees at exercise prices of $0.73 and $1.00 per share in 2011.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues

Our total revenue reported for year ended December 31, 2011 was $1,111,520, an increase from $71,065 from the prior year.

Our increased revenue for the year ended December 31, 2011 as compared with the prior year is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses increased to $2,565,497 for the year ended December 31, 2011 from $1,917,297 for the year ended December 31, 2010. Our major expenses for the year ended December 31, 2011 were advertising expenses of $544,071, consulting expenses of $185,174, consulting fees for officers of $187,005, depreciation and amortization of $145,513, employee benefits of $111,694, legal and accounting expenses of $281,262, and payroll expenses of $752,961. Our expenses increased in 2011 as compared with 2010 largely as a result of advertising costs, payroll expenses, depreciation and amortization, officer consulting fees, employee benefits and legal and accounting fees.

Other Income/Expenses

Other expenses were $666,785 for year ended December 31, 2011 an increase from other expenses of $162,793 for same period ended 2010. We had $958,641 in interest expenses in 2011 over only $106,551 in 2010, which mostly accounted for the increase in other expenses.

Net Loss

Net loss for the year ended December 31, 2011 was $2,120,762, compared to net loss of $ $2,009,025 for the year ended December 31, 2010.

Notwithstanding the net loss for the year, we believe that our company is starting to show real signs of improvement. In our fourth quarter 2011, we had revenues of $325,910, as compared to revenues of $12,386 for our fourth quarter 2010. If we were to discount all non-cash expenses for the fourth quarter 2011, our statement of operations would show a modest net income.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $1,550,068 and total assets in the amount of $2,892,487. Our total current liabilities as of December 31, 2011 were $1,303,317.  We had working capital of $246,751 as of December 31, 2011.

Operating activities used $521,509 in cash for the year ended December 31, 2011. Our net loss of $2,120,762 was the primary component of our negative operating cash flow. Investing activities used $239,919 during the year ended December 31, 2011 largely as a result of website development costs.  Financing activities provided $442,500 for the year ended December 31, 2011 largely as a result of the sale of our Series B Preferred Stock less payments on a note payable.

On September 16, 2011, we entered into a Securities Purchase Agreement with Vicis for sale of up to 50 shares of our Series B Preferred Stock and warrants to purchase up to 3,333,334 shares of our common stock with an exercise price of $3.00 per share (the “Vicis Warrants”).

We already sold 15 shares of Series B Preferred Stock and a warrant to purchase 1,000,000 shares of our common stock at the above exercise price for $1,500,000. This money was used to pay off a promissory note we had with Physicians Interactive and the balance is for working capital.

Thereafter, a subsequent closing may occur at our option commencing on December 1, 2011 for the sale of an additional 15 shares of Series B Preferred Stock and a warrant to purchase an additional 1,000,000 shares of our common stock for $1,500,000. A final subsequent closing may occur at our option commencing on May 1, 2012 for the sale of an additional 20 shares of Series B Preferred Stock and a warrant to purchase an additional 1,333,334 shares of our common stock for $2,000,000.

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

As of December 31, 2011 with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; b) continue with the sale of our Series B Preferred Stock to Vicis; and/or c) obtain additional financing through debt and/or equity based financing arrangements which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have sustained substantial losses since inception.

In view of this matter, our ability to continue as a going concern is dependent upon growth of revenues and our ability to raise additional capital. Management believes that our successful ability to raise capital and increases in revenues will provide us the opportunity to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2011 and 2010;
F-3	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;
F-4	Consolidated Statement of Stockholders’ Equity as of December 31, 2011;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and
F-6	Consolidated Notes to Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

OptimizeRx Corporation

Rochester, Michigan

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation, as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the OptimizeRx Corporation will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 19. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 29, 2012

OPTIMIZERx CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

ASSETS
	December 31,	December 31,
	2011	2010
Current Assets
Cash and cash equivalents	$959,166	$1,278,094
Accounts receivable	471,870	226,000
Prepaid expenses	119,032	80,051
Debt discount - current portion	-0-	500,000
Total Current Assets	1,550,068	2,084,145

Property and equipment, net	23,931	13,061

Other Assets
Patent rights, net	847,941	902,647
Website development costs, net	465,498	332,107
Security deposit	5,049	-0-
Debt discount - net of current portion	-0-	416,667
Total Other Assets	1,318,488	1,651,421

TOTAL ASSETS	$2,892,487	$3,748,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$336,712	$38,409
Accounts payable - related party	570,000	570,000
Accrued expenses	66,000	5,700
Accrued interest	-0-	15,000
Deferred revenue	330,605	225,720
Total Current Liabilities	1,303,317	854,829

Long-Term Liabilities
Notes payable - investor	-0-	1,000,000

Total Liabilities	1,303,317	1,854,829

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,192,496 shares issued and outstanding (13,606,676 - 2010)	14,192	13,607
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding (50 - 2010)	-0-	-0-
Stock warrants	20,826,934	20,281,328
Additional paid-in-capital	5,125,558	3,355,615
Accumulated deficit	(24,377,514)	(21,756,752)
Total Stockholders' Equity	1,589,170	1,893,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,892,487	$3,748,627

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2011	2010
REVENUE
Sales	$1,111,520	$71,065

TOTAL REVENUE	1,111,520	71,065

EXPENSES
Operating expenses	2,565,497	1,917,297

TOTAL EXPENSES	2,565,497	1,917,297

LOSS FROM OPERATIONS	(1,453,977)	(1,846,232)

OTHER INCOME (EXPENSE)
Interest income	1,290	2,842
Other income - lawsuit settlement	290,566	-0-
Interest expense	(958,641)	(106,551)
Impairment	-0-	(59,084)

TOTAL OTHER INCOME (EXPENSE)	(666,785)	(162,793)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,120,762)	(2,009,025)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(2,120,762)	$(2,009,025)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	13,921,669	13,231,341

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.15)	$(0.15)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF DECEMBER 31, 2011

						Additional		Total
	Common Stock		Preferred Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Equity

Balance, January 1, 2010	12,826,117	$12,826	35	$-0-	$18,139,252	$1,747,962	$(19,047,727)	$852,313

Issuance of common stock:
for services	161,000	161				200,299		200,460
for preferred dividends	410,520	411				699,589	(700,000)	-0-
to board of directors	66,000	66				130,614		130,680

Issuance of preferred stock			15			1,500,000		1,500,000

Preferred stock issuance costs						(350,000)		(350,000)

Issuance of stock options:
for patent rights						360,000		360,000
to employees						6,203		6,203

Issuance of stock warrants:
for services					186,425			186,425
in connection with preferred
stock issuance					1,158,900	(1,158,900)		-0-

Issuance of stock warrants
and contingent stock warrants
in connection with debt
financing					1,007,992			1,007,992

Conversion of stock warrants
to common stock	68,039	68			(211,241)	219,923		8,750

Outstanding share adjustment	75,000	75				(75)

Net loss for the year							(2,009,025)	(2,009,025)

Balance, December 31, 2010	13,606,676	13,607	50	-0-	20,281,328	3,355,615	(21,756,752)	1,893,798

Outstanding share adjustment	10,000	10				(10)		-0-

Issuance of common stock:
for preferred dividends	475,820	475				499,525	(500,000)	-0-
for settlement	100,000	100				114,900		115,000
equity issuance costs						(172,500)		(172,500)

Issuance of preferred stock and stock warrants			15		644,540	855,460		1,500,000

Issuance of stock options:
for consulting						184,149		184,149
to employees						189,485		189,485

Cancellation of stock warrants:
for settlement					(98,934)	98,934		-0-

Net loss for the year							(2,120,762)	(2,120,762)

Balance, December 31, 2011	14,192,496	$14,192	65	$-0-	$20,826,934	$5,125,558	$(24,377,514)	$1,589,170

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(2,120,762)	$(2,009,025)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	145,315	59,931
Impairment of website asset	-0-	59,083
Stock issued for services	83,992	281,140
Stock options issued for compensation	189,485	6,203
Stock options issued for services	100,157	-0-
Stock warrants issued for services	-0-	186,425
Interest related to issuance of warrants	-0-	7,992
Amortization of debt discount	916,667	83,333
Changes in:
Accounts receivable	(245,870)	(211,535)
Prepaid expenses	(38,981)	(21,959)
Accounts payable	298,303	3,753
Accrued interest	(15,000)	15,000
Accrued expenses	60,300	2,526
Deferred revenue	104,885	225,720
NET CASH USED BY OPERATING ACTIVITIES	(521,509)	(1,311,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,100)	(1,230)
Payment of security deposit	(5,049)	-0-
Website site development costs	(221,770)	(224,407)
NET CASH USED BY INVESTING ACTIVITIES	(239,919)	(225,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs	(57,500)	-0-
Issuance of common stock	-0-	8,750
Net proceeds from sale of preferred stock	855,460	1,150,000
Issuance of warrants in connection with preferred stock	644,540	-0-
Payments on loan payable	(1,000,000)	-0-
Proceeds from issuance of notes payable	-0-	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	442,500	2,158,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(318,928)	621,700

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,278,094	656,394

CASH AND CASH EQUIVALENTS - END OF PERIOD	$959,166	$1,278,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$41,974	$1,793
Cash paid for income taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$500,000	$700,000
Stock options issued in connection with acquisition of
patent rights	$-0-	$360,000
Stock warrants issued in connection with preferred
stock issuance	$-0-	$1,158,900
Payable to shareholder to be settled in stock issued in
connection with acquisition of patent rights	$-0-	$570,000
Debt discount related to warrants issued in connection with debt financing	$-0-	$1,000,000
Common stock issued for settlement of equity issuance costs	$115,000	$-0-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2011 and 2010, respectively, since their effect is anti-dilutive.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Insurance	$5,937	$6,111
Website maintenance	17,500	20,000
Investor relations	0	50,000
Consulting	91,811	0
Employee advances	694	940
Advertising	3,090	3,000
Total prepaid expenses	$119,032	$80,051

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Computer equipment	$20,130	$13,824
Furniture and fixtures	11,088	4,293
Subtotal	31,218	18,117
Accumulated depreciation	(7,287)	(5,056)
Property and equipment, net	$23,931	$13,061

Depreciation expense was $2,230 and $1,751 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of December 31, 2011 and 2010:

	2011	2010
OptimizeRx web development	$154,133	$154,133
SampleMD web development	553,877	332,107
Subtotal, web development costs	708,010	486,240
Accumulated amortization	(183,429)	(95,050)
Impairment	(59,083)	(59,083)
Web development costs, net	$465,498	$332,107

The Company began amortizing the OptimizeRx website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007. During the year end December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized for the SampleMD website. The project was completed in mid-December 2010 and no amortization was recorded in 2010. Amortization began on the straight-line method in January 2011 over the period of five years. Although the Project was completed in mid-December, the Company continues to enhance and upgrade the website. Monthly payments for these upgrades have been capitalized and amortization was started by quarter in 2011. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense was $88,379 and $30,827 for the years ended December 31, 2011 and 2010, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(82,059)	(27,353)
Patent rights and intangible assets, net	$847,941	$902,647

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $54,706 and $27,353 for the years ended December 31, 2011 and 2010, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Accrued payroll taxes	$0	$700
Accrued bonuses	60,000	0
Accrued audit fees	6,000	5,000
Total accrued expenses	$66,000	$5,700

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $330,605 and $225,720 as of December 31, 2011 and 2010, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2011. There were 14,192,496 and 13,606,676 common shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.

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

During the year ended December 31, 2011, the Company issued 475,820 shares of common stock to satisfy $500,000 of preferred dividends.

 OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series B Preferred (Continued)

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The Company recognized share-based compensation expense of $6,203 during the year ended December 31, 2010 with the remaining balance of $18,610 to be recognized in 2011. $6,203 has been recognized in the year ended September December 31, 2011.

On April 27, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 221%, risk-free interest rate of 2.06% and expected life of 60 months. The agreement is for a period of six months. The Company recognized expenses of $83,992 during the year ended December 31, 2011.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $187,005 during the year ended December 31, 2011. The remaining balance will be recognized over the following five months.

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

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year. The Company recognized share-based compensation expense of $2,480 during the year ended December 31, 2011. The remaining balance will be recognized over the following year.

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months. The Company recognized expenses of $8,346 during the year ended December 31, 2011. The remaining balance will be recognized over the following year.

NOTE 13 – OPERATING LEASES

The Company signed a lease for new office space on December 1, 2011 at an approximate rent of $5,000 per month. The new offices are in Rochester, Michigan. The lease is for three years with an option to renew for an additional two years at approximately $5,200 per month with six months advance notice to exercise the option.

Minimum annual rent is as follows for the initial term of the lease:

Year ended December 31, 2012	$60,591
2013	60,591
2014	55,542
2015	0
Total lease commitment	$176,724

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

NOTE 15 – MAJOR CUSTOMERS

The Company had three major customers that accounted for 47% and 60% of the Company’s revenues for the years ended December 31, 2011 2010, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 16 – INCOME TAXES

For the year ended December 31, 2011, the Company incurred a net loss of approximately $2,120,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $11,359,000 through December 31, 2010. The cumulative loss of $13,479,000 will be carried forward and can be used through the year 2031 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the year ended December 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$721,000	$386,000
Valuation allowance	(721,000)	(386,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$4,583,000	$3,862,000
Valuation allowance	(4,583,000)	(3,862,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,479,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the years ended December 31, 2011 and 2010:

	2011	2010
Advertising	$544,071	$130,060
Professional fees	342,503	267,421
Consulting	185,174	355,928
Salaries, wages and benefits	864,655	676,828
Rent	37,868	30,000
General and administrative	591,226	457,060
Total Operating Expenses	$2,565,497	$1,917,297

NOTE 18 – OTHER INCOME

On February 10, 2011, the Company filed a demand for arbitration (“the Demand”) with the American Arbitration Association (“AAA”) in Oakland County, Michigan based on a dispute between the Company and Beringea surrounding a capital raising agreement that was entered into on October 15, 2009. The Company alleged that Beringea failed to perform under the agreement, misinformed it about “tail” liability, and wrongfully withheld funds due to it. The Company sought $400,000 in damages.  On September 30, 2011 a final arbitration award (“the Award”) was issued by an AAA arbitrator. The Company was awarded $202,500 from Beringea on the claim of gross negligence, and $88,000 for the costs of enforcing the agreement, including attorneys’ fees and expenses. All other claims sought in the Demand were denied.

On October 24, 2011, the Company received $233,715 for the award. This represents the $290,500 gross award less attorneys’ fees and expenses. The gross award is included in other income for the year ended December 31, 2011.

NOTE 19 – GOING CONCERN

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

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2011.

Name	Age	Position(s) and Office(s) Held
David Lester	54	President, Chief Executive Officer, Secretary and Director
David A. Harrell	46	Chairman and Director
Terence J. Hamilton	46	Director and VP of Sales
Shad Shastney	43	Director

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

For the fiscal year ending December 31, 2011, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2011 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Lester CEO and Director	0	0	0
David A. Harrell Chairman and Director	0	0	0
Terence J. Hamilton VP of Sales and Director	0	0	0
Shad Shastney Director	0	0	0
Richard Kraniak 10% Holder	2	0	0

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lester(1) President, CEO and Director	2011 2010	157,500 164,375	- 11,000	- 32,580	205,287 -	- -	- -	- -	362,787 207,955
Thomas E. Majerowicz Former Secretary	2011 2010		- -	- 30,000	- -	- -	- -	- -	- 30,000
Terence J. Hamilton VP of Sales and Director(4)	2011 2010	157,500 164,375	15,000 25,500	- 43,440	143,420 -	- -	- -	31,487 -	347,407 233,315
David Harrell, Chairman and Director Former President and CEO(5)	2011 2010	163,390 165,640	20,500 20,500	- 43,440	177,165 360,000(2)	- -	- -	- -	361,055 589,580

(1) Mr. Lester has held office as our Chief Executive Officer since April 1, 2009.

(2) This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year indicated in accordance with ASC Topic 718 – Stock Compensation, Share Based Payments of awards of restricted stock and stock options, as applicable.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Lester, President CEO, CFO and Director	375,000 125,000 55,000			$0.35(1) $0.35(1) $1.00	10/1/14 12/22/14 5/31/16
David Harrell, Chairman, Former President and CEO	100,000 200,000 102,500			$1.00 $1.81 $1.00	3/5/14 4/26/15 5/31/16
Terence J. Hamilton VP of Sales	150,000 127,500			$1.00 $1.00	3/5/14 5/31/16

 (1) These are warrants that were revalued on October 1, 2009 to $0.35 per share.

The table below summarizes all compensation of our directors as of December 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shad Shastney	7,200	-	-	-	-	-	7,200

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of February 15, 2012, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 14,192,496 shares of common stock issued and outstanding on February 15, 2012. Except as otherwise indicated, the address of each person named in this table is c/o OptimizeRx Corporation, 400 Water Street, Ste. 200, Rochester, MI 48307.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	David Lester(1)	573,000 shares	3.88%
Common	David A. Harrell(2)	3,538,750 shares	24.24%
Common	Terence J. Hamilton(3)	747,000 shares	5.16%
Common	Shad Shastney	0 shares	0%
Total of All Directors and Executive Officers:		4,858,750 shares	31.49%
More Than 5% Beneficial Owners:
Common	Cypress Trust(4)	808,999 shares	5.7%
Common	Vicis Capital Master Fund(5)	896,340 shares	6.31%

(1)	Includes 18,000 shares held in his name and warrants to purchase 555,000 shares of common stock at a price of $0.35 per share.
(2)	Includes 3,136,250 shares held in his name, options to purchase 202,500 shares of common stock at a price of $1.00 per share, and options to purchase 200,000 shares of common stock at $1.81 per share.
(3)	Includes 469,500 shares held in his name and options to purchase 277,500 shares of common stock at a price of $1.00 per share.
(4)	Linwood C. Meehan III has voting and dispositive control over the shares held by Cypress Trust, which is located at 13750 W. Colonial Dr., Ste. 250-317, Winter Garden, Florida 34787.
(5)	As reported on the Schedule 13D filed by the reporting person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2011 or in any presently proposed transaction which, in either case, has or will materially affect us.

Please refer to the section titled Executive Compensation.

 Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$24,850	$0	$2400	$0
2010	$24,650	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1].
3.2	Amended and Restated Bylaws of the Company[1].
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company[1].
10.1	Termination Agreement and Release, dated September 16, 2011[2].
10.2	Securities Purchase Agreement, dated September 16, 2011[2].
10.3	Amended and Restated Guarantee Agreement, dated September 16, 2011[2].
10.4	Second Amended and Restated Registration Rights Agreement, dated September 16, 2011[2].
10.5	Third Amended and Restated Security Agreement, dated September 16, 2011[2].
10.6	Third Amended and Restated Guarantor Security Agreement, dated September 16, 2011[2].
21.1	List of Subsidiaries[1]
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.

2 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ David Lester
David Lester Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Director
Date:	March 30, 2012

By:	/s/ Shad Shastney
Shad Shastney
Title:	Director
Date:	March 30, 2012

By:	/s/ Terence J. Hamilton
Terence J. Hamilton
Title:	Director
Date:	March 30, 2012

