Form 10-Q
period 2012-03-31
OptimizeRx Corp
filed 2012-05-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,192,496 as of March 31, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011;
F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011;
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	March 31,	December 31,
	2012	2011
Current Assets
Cash and cash equivalents	$797,503	$959,166
Accounts receivable	116,458	471,870
Prepaid expenses	114,000	119,032
Total Current Assets	1,027,961	1,550,068

Property and equipment, net	24,055	23,931

Other Assets
Patent rights, net	834,265	847,941
Website development costs, net	466,686	465,498
Security deposit	5,049	5,049
Total Other Assets	1,306,000	1,318,488

TOTAL ASSETS	$2,358,016	$2,892,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$176,051	$336,712
Accounts payable - related party	570,000	570,000
Accrued expenses	322	66,000
Deferred revenue	203,153	330,605
Total Current Liabilities	949,526	1,303,317

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,192,496 shares issued and outstanding	14,192	14,192
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	20,826,934	20,826,934
Additional paid-in-capital	5,245,612	5,125,558
Accumulated deficit	(24,678,248)	(24,377,514)
Total Stockholders' Equity	1,408,490	1,589,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,358,016	$2,892,487

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
		(Restated)
REVENUE
Sales	$329,403	$393,843

TOTAL REVENUE	329,403	393,843

EXPENSES
Operating expenses	630,322	634,281

TOTAL EXPENSES	630,322	634,281

LOSS FROM OPERATIONS	(300,919)	(240,438)

OTHER INCOME (EXPENSE)
Interest income	185	440
Other income	-0-	66
Interest expense	-0-	(140,000)

TOTAL OTHER INCOME (EXPENSE)	185	(139,494)

LOSS BEFORE PROVISION FOR INCOME TAXES	(300,734)	(379,932)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(300,734)	$(379,932)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	14,192,496	13,628,067

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.03)

  The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(300,734)	$(379,932)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,023	30,050
Stock-based compensation	120,054	-0-
Amortization of debt discount	-0-	125,000
Changes in:
Accounts receivable	355,412	(112,911)
Prepaid expenses	5,033	61,467
Accounts payable	(159,640)	210,735
Accrued interest	-0-	15,000
Accrued expenses	(66,700)	9,300
Deferred revenue	(127,452)	(50,270)
NET CASH USED BY OPERATING ACTIVITIES	(128,004)	(91,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,424)	-0-
Website site development costs	(32,235)	(37,610)
NET CASH USED BY INVESTING ACTIVITIES	(33,659)	(37,610)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,663)	(129,171)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	959,166	1,278,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$797,503	$1,148,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$-0-	$250,000

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2011.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

MARCH 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable, prepaid expenses, accounts payable, accounts payable – related party, accrued expenses and deferred revenue approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

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

MARCH 31, 2012

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2012 and 2011, respectively, since their effect is anti-dilutive.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Insurance	$5,147	$5,937
Website maintenance	8,750	17,500
Rent	5,049	0
Consulting	84,318	91,811
Employee advances	7,646	694
Advertising	3,090	3,090
Total prepaid expenses	$114,000	$119,032

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Computer equipment	$21,554	$20,130
Furniture and fixtures	11,088	11,088
Subtotal	32,642	31,218
Accumulated depreciation	(8,587)	(7,287)
Property and equipment, net	$24,055	$23,931

Depreciation expense was $1,300 and $452 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
OptimizeRx web development	$154,133	$154,133
SampleMD web development	586,112	553,877
Subtotal, web development costs	740,245	708,010
Accumulated amortization	(214,476)	(183,429)
Impairment	(59,083)	(59,083)
Web development costs, net	$466,686	$465,498

The Company began amortizing the OptimizeRx website costs, using the straight-line method over the estimated useful life of 5 years, once it was put into service in December of 2007. During the year ended December 31, 2009, the Company began a new web-based project and the related programming and development costs have been capitalized for the SampleMD website. The project was completed in mid-December 2010 and no amortization was recorded in 2010. Amortization began on the straight-line method in January 2011 over the period of five years. Although the Project was completed in mid-December, the Company continues to enhance and upgrade the website. Monthly payments for these upgrades and enhancements have been capitalized and amortization was started by quarter in 2011 and continues in 2012. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010.

Amortization expense was $31,047 and $15,920 for the three months ended March 31, 2012 and 2011, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 6 – PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(95,735)	(82,059)
Patent rights and intangible assets, net	$834,265	$847,941

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $13,676 and $13,677 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2012 and December 31, 2011:

	2012	2011
Accrued payroll taxes	$322	$0
Accrued bonuses	0	60,000
Accrued audit fees	0	6,000
Total accrued expenses	$322	$66,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $203,153 and $330,605 as of March 31, 2012 and December 31, 2011, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of March 31, 2012.

There were 14,192,496 common shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 11 – PREFERRED STOCK (CONTINUED)

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $187,005 during the year ended December 31, 2011. The remaining balance will be recognized over the following five months of 2012.

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

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year. The Company recognized share-based compensation expense of $2,480 during the year ended December 31, 2011 and $4,818 during the quarter ended March 31, 2012. The remaining balance will be recognized over the current year.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months. The Company recognized expenses of $8,346 during the year ended December 31, 2011 and $25,039 during the quarter ended March 31, 2012. The remaining balance will be recognized over the current year.

During the quarter ended March 31, 2012, the Company issued 50,000 stock options to 4 non-employees at an exercise price of $0.89. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 198%, risk-free interest rate of 0.65% and expected life of 48 months. The total value of the options was $35,091. The options vest over 4 months. The Company recognized share-based compensation expense of $17,546 during the quarter ended March 31, 2012. The remaining balance has been recorded as a prepaid expense and will be recognized over the following quarter.

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

NOTE 15 – MAJOR CUSTOMERS

The Company had four major customers that accounted for 74% and two major customers that accounted for 76% of the Company’s revenues for the three months ended March 31, 2012 and 2011, respectively. The Company expects to continue to maintain these relationships with the customers.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 16 – INCOME TAXES

For the three months ended March 31, 2012, the Company incurred a net loss of approximately $301,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $13,479,000 through December 31, 2011. The cumulative loss of $13,780,000 will be carried forward and can be used through the year 2032 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the three months ended March 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$102,000	$129,000
Valuation allowance	(102,000)	(129,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,685,000	$4,583,000
Valuation allowance	(4,685,000)	(4,583,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,780,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months ended March 31, 2012 and 2011, respectively:

	2012	2011 (restated)
Advertising	$11,270	$187,265
Professional fees	38,003	106,214
Consulting	6,615	46,775
Salaries, wages and benefits	306,895	173,714
Rent	16,918	7,500
Depreciation and amortization	46,023	30,050
Stock-based compensation	127,548	0
General and administrative	77,050	82,763
Total Operating Expenses	$630,322	$634,281

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

NOTE 19 – RESTATEMENT

The Company has restated its Consolidated Statement of Operations and its Consolidated Statement of Cash Flows for the three months ended March 31, 2011 to correct an error in its accounting. The Company did not originally accrue expenses related to advertising, marketing and employee bonuses during that period.

		Three months ended March 31, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Operating expenses	634,281	469,281
Income statement	Loss from operations	(240,438)	(75,438)
Income statement	Loss before provision for income taxes	(379,932)	(214,932)
Income statement	Net loss	(379,932)	(214,932)
Statement of cash flows	Net loss	(379,932)	(214,932)
Statement of cash flows	Change in accounts payable	210,735	60,735
Statement of cash flows	Change in accrued expenses	9,300	(5,000)
Statement of cash flows	Change in payroll taxes payable	0	(700)

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Incorporating the feedback and results we compiled from these early test environments, OPTIMIZERx rolled out our SampleMD™ version 3.0 in the 4th quarter 2011 that featured enhanced access to formulary information, a broader search capability and the introduction of our eRep Scheduler, a tool for clinicians and pharmaceutical representatives to establish a rules-based appointment scheduler to set fixed appointments. OPTIMIZERx also continued to optimize the integration between the SampleMD™ solution and multiple ePrescribing and Electronic Medical Record providers. The Allscripts ePrescribing integration continues to show increasing results and clinician adoption while we began integration of our new partner NewCrop. NewCrop is an industry leading electronic prescribing service that has been deployed in over 150 Electronic Medical Record providers and medical networks since 2003.

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

In our 3rd and fourth quarter of 2011, we secured additional financing to support our continued growth and the recognized need for additional resources within the technical, sales and administrative disciplines. We used $1,056,876 to pay back the note to Physicians Interactive, with the balance of the funds allocated to be used to support the acquisition of additional resources needed to support our growth.

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

As we settled into our new office location at 400 Water Street, Suite 200, Rochester, MI 48307, for the first quarter of 2012, we generated revenue post launch of the SampleMD initiative of $329,403. We continued our development course with efforts to complete the integration of the SampleMD solution within the NewCrop ePrescribing application and begin integration within the DrFirst ePrescribing platform, all that supports more than 150 EMR’s, and broadens our channel reach to some 100,000 plus participating doctors and clinicians.

We continued to update our eRep scheduler while it ran a beta / focus group within a major health care provider. We continue to enhance and refine our base eRep scheduler while further expanding the technology connections between the pharmaceutical manufacturers and the health care providers.

We continue to promote our SampleMD solution as we are preparing to participate at the Marcus Evens Pharma Executive Summit and the Health Connect Partners events early in the 2nd quarter of 2012. Additionally, first quarter sales activity continued to focus on contract renewals as well as acquiring new opportunities.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

Our total revenue reported for the three months ended March 31, 2012 was $329,403, a decrease from $393,843 from the prior year period.

Our decreased revenue for the three months ended March 31, 2012 as compared with the prior year period is a result of delays in receiving our contract renewals in a timely basis from our existing clients. Additionally, we continue to bring on new programs in replacement of some brands which have gone off brand and are now generic and continue to secure new programs and brand participation.

Operating Expenses

Operating expenses decreased to $630,322 for the three months ended March 31, 2012 from $634,281 for the three months ended March 31, 2011. Our major expenses for the three months ended March 31, 2012 were sales, wages and benefits of $306,895, stock-based compensation of $127,548, and general and administrative expenses of $77,050. In comparison, our major expenses for the three months ended March 31, 2011 were advertising of $187,265, salaries, wages and benefits of $173,714, professional fees of $106,214 and general and administrative expenses of $82,763.

Other Income/Expenses

Other income was $185 for three months ended March 31, 2012 an increase from other expenses of $139,494 for same period ended 2011. We had no interest expenses in 2012 with $140,000 in 2011, which mostly accounted for the difference between the periods.

Net Loss

Net loss for the three months ended March 31, 2012 was $300,734, compared to net loss of $ $379,932 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $1,027,961 and total assets in the amount of $2,358,016. Our total current liabilities as of March 31, 2012 were $949,526. We had working capital of $78,435 as of March 31, 2012.

Operating activities used $128,004 in cash for the three months ended March 31, 2012. Our net loss of $300,734 along with $159,640 in accounts payable and $127,452 in deferred revenue were the primary component of our negative operating cash flow, offset mainly by $355,412 in accounts receivable. Investing activities used $33,659 during the three months ended March 31, 2012 largely as a result of website development costs.

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

As of March 31, 2012 with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; b) continue with the sale of our Series B Preferred Stock to Vicis; and/or c) obtain additional financing through debt and/or equity based financing arrangements which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued the following securities:

During the current reporting period, we entered into an agreement with an investment relations company and in connection with that agreement we issued four-year cashless warrants to purchase 50,000 shares of our common stock at an exercise price of 120% of the closing price on the date of issuance.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Settlement Agreement, dated June 30, 2011(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the quarterly report on Form 10-Q filed on November 14, 2011.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	May 15, 2012

By: s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director

