Form 10-Q
period 2012-06-30
OptimizeRx Corp
filed 2012-08-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,192,496 as of June 30, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011 (unaudited);
F-2	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2012 and 2011 (unaudited);
F-3	Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2012 and 2011 (unaudited);
F-4	Consolidated Statements of Cash Flow (unaudited) for the six months ended June 30, 2012 and 2011 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2012

AND DECEMBER 31, 2011 (UNAUDITED)

ASSETS
	June 30,	December 31,
	2012	2011
Current Assets
Cash and cash equivalents	$527,511	$959,166
Accounts receivable	526,047	471,870
Prepaid expenses	56,686	119,032
Total Current Assets	1,110,244	1,550,068

Property and equipment, net	23,449	23,931

Other Assets
Patent rights, net	820,589	847,941
Website development costs, net	455,935	465,498
Security deposit	5,049	5,049
Total Other Assets	1,281,573	1,318,488

TOTAL ASSETS	$2,415,266	$2,892,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$177,511	$336,712
Accounts payable - related party	570,000	570,000
Accrued expenses	-0-	66,000
Deferred revenue	277,076	330,605
Total Current Liabilities	1,024,587	1,303,317

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,192,496 shares issued and outstanding	14,192	14,192
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	20,826,934	20,826,934
Additional paid-in-capital	5,303,862	5,125,558
Accumulated deficit	(24,754,309)	(24,377,514)
Total Stockholders' Equity	1,390,679	1,589,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,415,266	$2,892,487

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 31, 2012 AND 2011

	For the three months ended June 30, 2012	For the three months ended June 30, 2011 (Restated)
REVENUE
Sales	$515,423	$200,174

TOTAL REVENUE	515,423	200,174

EXPENSES
Operating expenses	591,628	620,654

TOTAL EXPENSES	591,628	620,654

OPERATING LOSS	(76,205)	(420,480)

OTHER INCOME (EXPENSE)
Interest income	146	395
Interest expense	-0-	(140,098)

TOTAL OTHER INCOME (EXPENSE)	146	(139,703)

LOSS BEFORE PROVISION FOR INCOME TAXES	(76,059)	(560,183)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(76,059)	$(560,183)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,192,496	13,869,202

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
		(Restated)
REVENUE
Sales	$844,826	$594,017

TOTAL REVENUE	844,826	594,017

EXPENSES
Operating expenses	1,221,952	1,254,935

TOTAL EXPENSES	1,221,952	1,254,935

LOSS FROM OPERATIONS	(377,126)	(660,918)

OTHER INCOME (EXPENSE)
Interest income	331	835
Other income	-0-	66
Interest expense	-0-	(280,098)

TOTAL OTHER INCOME (EXPENSE)	331	(279,197)

LOSS BEFORE PROVISION FOR INCOME TAXES	(376,795)	(940,115)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(376,795)	$(940,115)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,192,496	13,749,300

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.07)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(376,795)	$(940,115)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	93,352	60,100
Stock-based compensation	228,383	110,707
Amortization of debt discount	-0-	250,000
Changes in:
Accounts receivable	(54,177)	85,900
Prepaid expenses	62,347	(34,813)
Accounts payable	(158,502)	260,852
Accrued interest	-0-	30,000
Accrued expenses	(66,700)	25,000
Deferred revenue	(53,529)	(73,110)
NET CASH USED IN OPERATING ACTIVITIES	(375,700)	(225,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,230)	-0-
Website site development costs	(53,725)	(82,850)
NET CASH USED IN INVESTING ACTIVITIES	(55,955)	(82,850)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(431,655)	(308,329)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	959,166	1,278,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$527,511	$969,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$-0-	$250,000

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

JUNE 30, 2012

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

JUNE 30, 2012

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for June 30, 2012 and 2011, respectively, since their effect is anti-dilutive.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Insurance	$8,078	$5,937
Website maintenance	0	17,500
Rent	5,049	0
Consulting	41,733	91,811
Employee advances	1,826	694
Advertising	0	3,090
Total prepaid expenses	$56,686	$119,032

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Computer equipment	$22,360	$20,130
Furniture and fixtures	11,088	11,088
Subtotal	33,448	31,218
Accumulated depreciation	(9,999)	(7,287)
Property and equipment, net	$23,449	$23,931

Depreciation expense was $2,712 and $906 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
OptimizeRx web development	$154,133	$154,133
SampleMD web development	607,602	553,877
Subtotal, web development costs	761,735	708,010
Accumulated amortization	(246,717)	(183,429)
Impairment	(59,083)	(59,083)
Web development costs, net	$455,935	$465,498

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

Amortization expense was $63,288 and $31,841 for the six months ended June 30, 2012 and 2011, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 6 – PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(109,411)	(82,059)
Patent rights and intangible assets, net	$820,589	$847,941

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $27,352 and $27,353 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Accrued payroll taxes	$0	$0
Accrued bonuses	0	60,000
Accrued audit fees	0	6,000
Total accrued expenses	$0	$66,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contracts. Deferred revenue was $277,076 and $330,605 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 9 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of June 30, 2012.

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

There were 14,192,496 common shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 10 – PREFERRED STOCK

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 10 – PREFERRED STOCK (CONTINUED)

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The Company recognized share-based compensation expense of $6,203 during the year ended December 31, 2010 with the remaining balance of $18,610 recognized in 2011.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $187,005 during the year ended December 31, 2011. The remaining balance of $133,580 has been recognized during the six months ended June 30, 2012.

During the quarter ended September 30, 2011, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years. In addition, 15 preferred shares were issued to an investor for $1,500,000. The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend. Based on the fair values of the preferred stock and common stock warrants on the issue date, $855,460 was allocated to preferred stock and $644,540 was allocated to the common stock warrants. See Note 10.

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year. The Company recognized share-based compensation expense of $2,480 during the year ended December 31, 2011 and $9,633 during the six months ended June 30, 2012. The remaining balance of $7,154 will be recognized over the next six months.

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months. The total value of the options was $100,157. The Company recognized expenses of $8,346 during the year ended December 31, 2011 and $50,078 during the six months ended June 30, 2012. The remaining balance will be recognized over the current year.

On February 17, 2012, the Company issued 50,000 stock options to 4 non-employees at an exercise price of $0.89. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 198%, risk-free interest rate of 0.65% and expected life of 48 months. The total value of the options was $35,091. The options vest over 4 months. The Company recognized expenses of $35,091 during the six months ended June 30, 2012.

NOTE 12 – OPERATING LEASES

The Company signed a lease for new office space on December 1, 2011 at an approximate rent of $5,000 per month. The new offices are in Rochester, Michigan. The lease is for three years with an option to renew for an additional two years at approximately $5,200 per month with six months advance notice to exercise the option. Minimum annual rent is as follows for the initial term of the lease and the first six month renewal:

Twelve months ended June 30, 2013	$60,591
2014	55,542
2015	0
Total lease commitment	$116,133

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 13 – RELATED PARTY TRANSACTIONS

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

NOTE 14 – MAJOR CUSTOMERS

The Company had two major customers that accounted for 53% and one major customer that accounted for 50% of the Company’s revenues for the six months ended June 30, 2012 and 2011, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 15 – INCOME TAXES

For the six months ended June 30, 2012, the Company incurred a net loss of approximately $377,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $13,479,000 through December 31, 2011. The cumulative loss of $13,856,000 will be carried forward and can be used through the year 2032 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the six months ended June 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$128,000	$220,000
Valuation allowance	(128,000)	(220,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,711,000	$4,583,000
Valuation allowance	(4,711,000)	(4,583,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,856,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 16 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months and six months ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(restated)		(restated)
Advertising	$32,651	$118,530	$43,921	$305,795
Professional fees	34,632	22,683	72,635	128,897
Consulting	1,220	35,326	7,835	82,101
Salaries, wages and benefits	294,570	194,912	601,465	383,626
Rent	15,148	7,500	32,066	15,000
Depreciation and amortization	47,329	30,050	93,352	60,100
Stock-based compensation	100,835	110,707	228,383	110,707
General and administrative	65,243	100,946	142,295	168,709
Total Operating Expenses	$591,628	$620,654	$1,221,952	$1,254,935

NOTE 17 – RESTATEMENT

The Company has restated its Consolidated Statement of Operations and its Consolidated Statement of Cash Flows for the three months and six months ended June 30, 2011 to correct an error in its accounting. The Company did not originally accrue expenses related to advertising, marketing and employee bonuses during that period.

		Six months ended June 30, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Operating expenses	1,254,935	962,435
Income statement	Loss from operations	(660,918)	(368,418)
Income statement	Loss before provision for income taxes	(940,115)	(647,615)
Income statement	Net loss	(940,115)	(647,615)
Statement of cash flows	Net loss	(940,115)	(647,615)
Statement of cash flows	Change in accounts payable	260,852	(1,648)
Statement of cash flows	Change in accrued expenses	25,000	(5,000)
Statement of cash flows	Change in payroll taxes payable	0	(700)

		Three months ended June 30, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Operating expenses	620,654	493,154
Income statement	Loss from operations	(420,480)	(292,980)
Income statement	Loss before provision for income taxes	(560,183)	(432,683)
Income statement	Net loss	(560,183)	(432,683)

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

The 2012 year has started out on target for us and our SampleMD expansion. Building on the momentum from 2011, our organization continues to grow, transform and gain valuable traction within the emerging eCoupon market space for healthcare and pharmaceutical manufacturers.

Within the first and second quarter of 2012, we have generated revenue from SampleMD of $329,403 and $515,423, respectively. We completed the integration of our SampleMD solution within the NewCrop ePrescribing environment and finalized the integration and launch of our services within the DrFirst ePrescribing solution at the end of the second quarter. Both the NewCorp and DrFirst ePrescribing applications are the prescription tools used by multiple Electronic Medical Record (EMR) application providers.

Allscripts has formally committed to integrating SampleMD within the remainder of its electronic medical platforms, including their PRO EMR, which will allow promotional access to an additional 25,000 prescribing clinicians by the fourth quarter of 2012.

Completing these integrations and launching these initiatives should double our reach to over 100,000 participating clinicians through more than 200 Electronic Medical Record application providers. This increase of access and utilization has already shown a positive effect on our revenue stream as seen in the following results of operations summary.

While we continue to see the positive results from our core SampleMD offering, we continued our R&D development of complementary products that align with the SampleMD base promotional offerings. Within the second quarter, we piloted a new eRep Scheduler tool with Louisiana’s largest health system to eliminate drug rep cold calling by developing a new way to review physician time slots and electronically schedule appointments. Working with a major pharmaceutical manufacturer in this beta test, we have gained valuable insight on our product performance, ease of use, and overall adaptability within the clinical environment. We are also working on a way for doctors to request a drug rep office visit right within their ePrescribing workflow. This addressed one of the biggest marketing challenges the pharmaceutical industry faces: restricted sales rep access. Further evaluation and development will precede a targeted major fouth quarter launch of this initiative. We have also begun further development on innovative integrated solutions which allow prescribing clinicians to instantly connect with product manufacturer experts to respond to questions and inquiries about their product in real time.

To protect and expand our leadership and reach in ePrescribing promotion, our solutions are being developed to “plug and play” effectively with a multitude of electronic and mobile platforms that are used today by the prescribing clinicians.

We believe that SampleMD continues to be regarded as the eCoupon innovator and industry standard by the pharmaceutical manufacturing community. This has been accomplished through a continued multitude of sales and marketing efforts, including participation in key industry conferences such as the Marcus Evans Pharma Executive Summit, an invitee-only meeting of the top 150 pharma marketing and brand executives and the Pharma West conference to meet with emerging brands and biotechnology clients who are becoming a large opportunity for our company. Besides preparing as a sponsor and keynote presenter for the upcoming Allscripts ACE User conference in August, we continued our traditional marketing, newsletters and hosted webex conference calls with new client prospects and have begun a media outreach to further promote our organization.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues

Our total revenue reported for the three months ended June 30, 2012 was $515,423, an increase of $315,249 from the prior year period. Our total revenue reported for the six months ended June 30, 2012 was $844,826, an increase of $250,809 from the prior year period.

Our increased revenue for the three and six months ended June 30, 2012 as compared with the prior year periods is a result of the ramping up more promotional programs and transactions within SampleMD.

Operating Expenses

Operating expenses decreased to $591,628 for the three months ended June 30, 2012 from $620,654 for the three months ended June 30, 2011. Our major expenses for the three months ended June 30, 2012 were sales, wages and benefits of $294,570, stock-based compensation of $100,835, and general and administrative expenses of $65,243. In comparison, our major expenses for the three months ended June 30, 2011 were salaries, wages and benefits of $221,627, advertising of $118,530, professional fees of $106,675 and general and administrative expenses of $100,946.

Operating expenses decreased to $1,221,952 for the six months ended June 30, 2012 from $1,254,935 for the six months ended June 30, 2011. Our major expenses for the six months ended June 30, 2012 were sales, wages and benefits of $601,465, stock-based non cash compensation of $228,383, and general and administrative expenses of $142,295. In comparison, our major expenses for the six months ended June 30, 2011 were salaries, wages and benefits of $410,341, advertising expenses of $305,795, professional fees of $212,889 and general and administrative expenses of $168,709.

Other Income/Expenses

Other income was $146 for three months ended June 30, 2012, an increase from other expenses of $139,703 for same period ended 2011. We had no interest expenses in 2012 with $140,098 in 2011, which mostly accounted for the difference between the periods.

Other income was $331 for six months ended June 30, 2012, an increase from other expenses of $279,197 for same period ended 2011. We had no interest expenses in 2012 with $280,098 in 2011, which mostly accounted for the difference between the periods.

Net Loss

Net loss for the three months ended June 30, 2012 was $76,059, compared to net loss of $560,183 for the three months ended June 30, 2011. Although reporting a quarterly loss, if subtracting the non-cash expenses of stock options, warrants and stock issuance depreciation and amortization considerations, net income would be $72,105 for the three months ended June 30, 2012.

Net loss for the six months ended June 30, 2012 was $376,795, compared to a net loss of $940,115 for the six months ended June 30, 2011. Per the above stated considerations for subtracting non-cash based expenses, our net loss would be $55,060 for the six months ended June 30, 2012.

Below is a table that reflects our unaudited results of operations for the three months ended June 30, 2012 with the removal of non-cash based expenses.

Minus: Non-cash expenses

	For the three months ended June 30, 2012	For the three months ended June 30, 2011

REVENUE
Sales	515,423	200,174
Less returns and allowances	0	0

TOTAL REVENUE	515,423	200,174

EXPENSES
Operating expenses	591,628	620,654
Less: Non-cash exp (options, amortization, etc)	(148,164)	(201,982)

TOTAL EXPENSES	443,464	418,672

NET OPERATING INCOME (LOSS)	71,959	(218,498)

OTHER INCOME (EXPENSE)
Interest income	146	677
Other income	0	0
Interest expense	0	(106,325)
Impairment	0	(59,084)
Less: Debt discount warrant value int, impairment	0	165,409

TOTAL OTHER INCOME (EXPENSE)	146	677

NET INCOME (LOSS) BEFORE PROVISION	72,105	(217,821)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	72,105	(217,821)

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $1,110,244 and total assets in the amount of $2,415,266. Our total current liabilities as of June 30, 2012 were $1,024,587. We had working capital of $85,657 as of June 30, 2012.

Operating activities used $375,700 in cash for the six months ended June 30, 2012. Our net loss of $376,795 along with $158,502 in accounts payable, $66,700 in accrued expenses, $54,177 in accounts receivable, and $53,529 in deferred revenue were the primary components of our negative operating cash flow, offset mainly by $178,304 in stock-based compensation, $93,352 in depreciation and amortization and $62,347 in prepaid expenses. Investing activities used $55,955 during the six months ended June 30, 2012 largely as a result of website development costs.

On September 16, 2011, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund for sale of up to 50 shares of our Series B Preferred Stock and warrants to purchase up to 3,333,334 shares of our common stock with an exercise price of $3.00 per share (the “Vicis Warrants”), based on the Company’s option.

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

As of June 30, 2012 with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; and/or b) continue with the sale of our Series B Preferred Stock to Vicis.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have sustained substantial losses since inception.

In view of this matter, our ability to continue as a going concern is dependent upon growth of revenues and our ability to raise additional capital. Management believes that our committed capital from Vicis and increases in revenues will provide us the opportunity to fully accelerate and capture these emerging market opportunities.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

None

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
9

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 14, 2012

By: s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director

