Form 10-Q
period 2012-09-30
OptimizeRx Corp
filed 2012-11-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,232,496 as of September 30, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited);
F-3	Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011 (unaudited);
F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2012 and 2011 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 OPTIMIZERx CORPORATION

Consolidated Balance Sheets (Unaudited)

as of September 30, 2012 and December 31, 2011

ASSETS
	September 30,	December 31,
	2012	2011
Current Assets
Cash and cash equivalents	$282,630	$959,166
Accounts receivable	643,649	471,870
Prepaid expenses	44,892	119,032
Total Current Assets	971,171	1,550,068

Property and equipment, net	22,067	23,931

Other Assets
Patent rights, net	806,912	847,941
Website development costs, net	419,174	465,498
Security deposit	5,049	5,049
Total Other Assets	1,231,135	1,318,488

TOTAL ASSETS	$2,224,373	$2,892,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$8,476	$336,712
Accounts payable - related party	570,000	570,000
Accrued expenses	-0-	66,000
Deferred revenue	311,774	330,605
Total Current Liabilities	890,250	1,303,317

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,232,496 and 14,192,496 shares issued and outstanding	14,232	14,192
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	20,826,934	20,826,934
Additional paid-in-capital	5,353,440	5,125,558
Accumulated deficit	(24,860,483)	(24,377,514)
Total Stockholders' Equity	1,334,123	1,589,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,224,373	$2,892,487

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations (Unaudited)

for the Three Months Ended September 30, 2012 and 2011

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2012	2011
		(Restated)
REVENUE
Sales	$453,154	$191,593

TOTAL REVENUE	453,154	191,593

EXPENSES
Operating expenses	559,305	600,760

TOTAL EXPENSES	559,305	600,760

OPERATING LOSS	(106,151)	(409,167)

OTHER INCOME (EXPENSE)
Interest income	77	206
Interest expense	(100)	(678,543)

TOTAL OTHER INCOME (EXPENSE)	(23)	(678,337)

LOSS BEFORE PROVISION FOR INCOME TAXES	(106,174)	(1,087,504)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(106,174)	$(1,087,504)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,227,713	13,989,959

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.08)

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations (Unaudited)

for the Nine Months Ended September 30, 2012 and 2011

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2012	2011
		(Restated)
REVENUE
Sales	$1,297,980	$785,610

TOTAL REVENUE	1,297,980	785,610

EXPENSES
Operating expenses	1,781,257	1,855,695

TOTAL EXPENSES	1,781,257	1,855,695

LOSS FROM OPERATIONS	(483,277)	(1,070,085)

OTHER INCOME (EXPENSE)
Interest income	408	1,041
Other income	-0-	66
Interest expense	(100)	(958,641)

TOTAL OTHER INCOME (EXPENSE)	308	(957,534)

LOSS BEFORE PROVISION FOR INCOME TAXES	(482,969)	(2,027,619)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(482,969)	$(2,027,619)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,201,373	13,830,401

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.15)

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

for the Nine Months Ended September 30, 2012 and 2011

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(482,969)	$(2,027,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	140,087	90,149
Stock issued for services	49,618	83,992
Stock-based compensation	178,304	-0-
Stock options issued for services	-0-	106,861
Amortization of debt discount	-0-	916,667
Changes in:
Accounts receivable	(171,779)	104,255
Prepaid expenses	74,140	24,220
Accounts payable	(328,236)	215,731
Accrued interest	-0-	(15,000)
Accrued expenses	(66,000)	(18,200)
Deferred revenue	(18,831)	(85,420)
NET CASH USED BY OPERATING ACTIVITIES	(625,666)	(604,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,230)	-0-
Website site development costs	(48,640)	(154,415)
NET CASH USED BY INVESTING ACTIVITIES	(50,870)	(154,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock	-0-	855,460
Issuance of warrants in connection with preferred stock	-0-	644,540
Payments on loan payable	-0-	(1,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-0-	500,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(676,536)	(258,779)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	959,166	1,278,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$282,630	$1,019,315

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$-0-	$500,000
Common stock issued for settlement of equity issuance costs	$-0-	$115,000
Payable issued for equity issuance costs	$-0-	$57,500

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Insurance	$7,257	$5,937
Website maintenance	0	17,500
Rent	5,049	0
Consulting	31,627	91,811
Employee advances	959	694
Advertising	0	3,090
Total prepaid expenses	$44,892	$119,032
F-7

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Computer equipment	$22,360	$20,130
Furniture and fixtures	11,088	11,088
Subtotal	33,448	31,218
Accumulated depreciation	(11,381)	(7,287)
Property and equipment, net	$22,067	$23,931

Depreciation expense was $4,094 and $1,359 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
OptimizeRx web development	$154,133	$154,133
SampleMD web development	602,517	553,877
Subtotal, web development costs	756,650	708,010
Accumulated amortization	(278,393)	(183,429)
Impairment	(59,083)	(59,083)
Web development costs, net	$419,174	$465,498

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

Amortization expense was $94,964 and $47,761 for the nine months ended September 30, 2012 and 2011, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6 – PATENT RIGHTS AND INTANGIBLE ASSETS (CONTINUED)

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(123,088)	(82,059)
Patent rights and intangible assets, net	$806,912	$847,941

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $41,029 and $41,029 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Accrued payroll taxes	$0	$0
Accrued bonuses	0	60,000
Accrued audit fees	0	6,000
Total accrued expenses	$0	$66,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for coupon redemptions on their website. The payments are not taken into revenue until the end user redeems the coupon. The redemptions are tracked via their website and revenues are recorded as the coupons are redeemed. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $311,774 and $330,605 as of September 30, 2012 and December 31, 2011, respectively.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of September 30, 2012.

There were 14,232,496 and 14,192,496 common shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.

On June 30, 2011, the Company entered into a settlement agreement with Midtown Partners.  Under the settlement agreement, the Company will pay Midtown Partners $57,500 and grant 100,000 shares of its common stock.  The cost of the settlement has been recorded as equity issuance costs. As a result of the settlement, the litigation in the Eastern District of Michigan was dismissed.

During the year ended December 31, 2011, the Company issued 475,820 shares of common stock to satisfy $500,000 of preferred dividends. The Company has not declared any dividends in 2012.

On June 1, 2012, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 40,000 shares of common stock as of the date of the contract. However, these shares were not issued until July 12, 2012. The Company also agrees to issue an additional 40,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 40,000 shares were valued at the Company’s common stock price as of the date of the contract, which was $1.12/share. Four months of the first period of the contract have been expensed, with the remaining two months recorded as prepaid expenses.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series A Preferred Continued

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $350,000.

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $150,000.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $187,005 during the year ended December 31, 2011. The remaining balance was recognized over the first five months of 2012.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year. The Company recognized share-based compensation expense of $2,480 during the year ended December 31, 2011 and $14,454 during the nine months ended September 30, 2012. The remaining balance will be recognized over the current year.

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months. The Company recognized expenses of $8,346 during the year ended December 31, 2011 and $75,117 during the nine months ended September 30, 2012. The remaining balance will be recognized over the current year.

During the quarter ended March 31, 2012, the Company issued 50,000 stock options to 4 non-employees at an exercise price of $0.89. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 198%, risk-free interest rate of 0.65% and expected life of 48 months. The total value of the options was $35,091. The options vest over 4 months. The Company recognized share-based compensation expense of $35,091 during the six months ended June 30, 2012.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 15 – MAJOR CUSTOMERS

The Company had two major customers that accounted for 50% and one major customer that accounted for 50% of the Company’s revenues for the nine months ended September 30, 2012 and 2011, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 16 – INCOME TAXES

For the nine months ended September 30, 2012, the Company incurred a net loss of approximately $483,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $13,479,000 through December 31, 2011. The cumulative loss of $13,856,000 will be carried forward and can be used through the year 2032 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$164,000	$689,000
Valuation allowance	(164,000)	(689,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,747,000	$4,583,000
Valuation allowance	(4,747,000)	(4,583,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,856,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011 (restated)	2012	2011 (restated)
Advertising	$1,167	$149,386	$45,088	$455,181
Professional fees	83,235	27,844	155,870	240,733
Consulting	0	51,478	7,835	133,579
Salaries, wages and benefits	299,286	201,585	900,751	611,926
Rent	15,148	7,606	47,214	22,606
Depreciation and amortization	46,735	30,049	140,087	90,149
Stock-based compensation	29,857	0	258,240	0
General and administrative	83,877	132,812	226,172	301,521
Total Operating Expenses	$559,305	$600,760	$1,781,257	$1,855,695

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 19 – RESTATEMENT

The Company has restated its Consolidated Statement of Operations and its Consolidated Statement of Cash Flows for the three months and nine months ended September 30, 2011 to correct an error in its accounting. The Company did not originally accrue expenses related to advertising, marketing and employee bonuses during that period.

		Nine months ended September 30, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Operating expenses	1,855,695	1,445,070
Income statement	Loss from operations	(1,070,085)	(659,460)
Income statement	Loss before provision for income taxes	(2,027,619)	(1,616,994)
Income statement	Net loss	(2,027,619)	(1,616,994)
Statement of cash flows	Net loss	(2,027,619)	(1,616,994)
Statement of cash flows	Change in accounts payable	215,731	(9,269)
Statement of cash flows	Change in accrued expenses	(18,200)	(63,200)
Statement of cash flows	Change in prepaid expenses	(24,220)	(116,405)

		Three months ended September 30, 2011
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Operating expenses	600,760	482,635
Income statement	Loss from operations	(409,167)	(291,042)
Income statement	Loss before provision for income taxes	(1,087,504)	(969,379)
Income statement	Net loss	(1,087,504)	(969,379)

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

The 3rd quarter of the 2012 fiscal year shows a continuation of growth throughout our company. Coming into the third quarter, we had a successful showing at the Allscripts ACE conference where we sponsored and key note presented in the pharmaceutical manufactures track. Our messaging to pharmaceutical manufacturers was composed around building scale of physician reach through interoperability of disparate systems. The ability of our SampleMD solution to integrate within multiple application platforms while adhering to compliance and regulatory requirements by utilizing and defining industry standards for such integrations was a powerful message to the industry. We have now built our marketing campaign framework around the message that SampleMD is the industry leading provider of patient support through our ability to transact between multiple applications and platforms which have touch points to physicians and patients. We continue to look to new partnering with ePrescribers, Electronic Medical Record (EMR) providers, Patient Portal providers, Health Information Exchanges and others, gaining critical “scale of reach” on behalf of our pharmaceutical clients.

Having positioned our SampleMD as the hub of integration, we also announced our partnership and participation within the DrFirst Patient Advisor platform as the exclusive provider of eCoupons and Patient Support provider. Patient Advisor is a medication adherence solution that works within DrFirst’s Rcopia e-prescribing platform, or any EMR or HIT solution and is a result of strategic agreements between DrFirst and three leading medication adherence providers: KRAMES Staywell, SampleMD, and Adheris, Inc., and inventive Health Company. The Patient Advisor platform provides physicians with a patient report card to gain insight into their patients’ prescription fill rates. New functionality will also include changes in lab values, medication possession ratios, cross comparative analysis between fill rates and lab values, as well as other pertinent data. Early data already suggests this tool can improve medication adherence rates by more than 59%.

Each evidence-based tool that resides on the Patient Advisor platform is provided by the industry leader in its respective area of expertise. For example, Krames Staywell is the leader in supporting patients with education; SampleMD is the leading co-pay card vendor in the EMR channel; and Adheris is the leading and largest provider of direct-to-patient medication adherence programs. The strategic collaboration with these best-in-class partners also brings significant funding for these programs from more than 150 pharmaceutical brands. Management believes that with teaming and providing innovative solutions like eVITEREP, we will continue to see continued growth and adoption of our solutions.

Additionally, our SampleMD platform recently went “live” within the Allscript PRO EMR application and will allow promotional access to an additional 25,000 prescribing clinicians by the fourth quarter of 2012.

Capping off our marketing efforts within the third quarter, we co-sponsored a MedAdNews webinar entitled: Physician Engagement: What Physicians Want From Pharma and How To Efficiently Deliver within the EMR Workflow. We co-sponsored this activity with Communications Media, Inc. (CMI) a leading research and media communications group within the healthcare industry. CMI cited their 2012 report: Promotional Access and Preferences of Physicians. The survey and report centered on what physicians wanted access to and from within their EMR systems. Of the top features were: requests for free samples vouchers and coupons, patient education, drug information and requests for a representative visit. This study exposes the wishes of physicians and greatly supports for the need of the SampleMD solution within the marketplace.

With the growing number of healthcare providers adopting and utilizing Electronic Health Record and ePrescribing applications in order to meet government incentives, the health IT marketplace continues to expand. In what seems to be a rapidly closing marketing environment, this growing number of users represents a new frontier of opportunity for pharmaceutical manufacturers to connect with prescribing clinicians right at the point of therapy. This is accomplished by pharmaceutical manufacturers integrating their savings and support programs directly within these application platforms. This presentation aimed at educating pharmaceutical manufacturers on this new distribution channel for savings and support materials, and how to achieve greater scale of reach in a seemingly closing healthcare provider marketing environment. The presentation focused on:

-	A changing landscape for pharmaceutical manufacturers marketing to healthcare providers
-	Emergence of alternative technology channels
-	Ease of use: non obtrusive integration within the healthcare providers workflow
-	Interoperability: a greater scale of reach
-	Standards: technology, compliance and regulatory

Pharmaceutical manufacturers, brand managers and marketing personnel gained greater appreciation for what prescribing clinicians are asking for and how to effectively and efficiently deliver on these requirements through leveraging this new channel of opportunity. With over 200 registered participants from pharmaceutical manufacturers, agencies, and potential partner providers, the webinar has delivered numerous inquiries for promotional programs and partnering, and clearly delineates SampleMD as the industry leader.

We have seen our revenue for the first three quarters grow to $1,297,980, a dramatic increase nearly double the prior year period, We continue to improve upon and develop integrated solutions to promote better patient support, right within the physicians workflow. Continued efforts on eVITEREP™ for not only providing the ability to schedule representatives visits, but to have the ability to “live chat” with a pharmaceutical representative on demand is another feature which has been introduced.

Overall, OptimizeRx Corporation continues to make great strides in increasing revenues and controlling costs. We have seen our overall performance increase and based on Generated eRx with coupon we have seen utilization of the SampleMD application for the three (3) months ending September 30, 2012 a total of 89,324, a 3X increase over the sample period in 2011

Additionally, targeting a fourth quarter launch, we will have the client “dashboard reporting” portal live and accessible for our pharmaceutical clients to monitor in real time their programs and evaluate performance of individual channels and overall program effectiveness.

With these continued efforts, we believe that SampleMD continues to be regarded as the innovative industry leader and setting the standards within this new frontier of digital EMR solution marketing for patient care.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Our total revenue reported for the three months ended September 30, 2012 was $453,154, an increase of $261,561 from the prior year period. Our total revenue reported for the nine months ended September 30, 2012 was $1,297,980, an increase of $512,370 from the prior year period.

Our increased revenue for the three and nine months ended September 30, 2012 as compared with the prior year periods is a result of the ramping up more promotional programs and transactions within SampleMD.

Operating Expenses

Operating expenses decreased to $559,305 for the three months ended September 30, 2012 from $600,760 for the three months ended September 30, 2011. Our major expenses for the three months ended September 30, 2012 were payroll of $259,697, public and investor relation expenses of $58,592, depreciation and amortization of $46,735, employee benefits of $39,589, stock-based compensation of $29,857, legal and accounting of $24,643, and auto expenses of $24,429. In comparison, our major expenses for the three months ended September 30, 2011 were payroll of $176,595, advertising of $149,386, consulting fees to our officers of $80,146, consulting fees of $51,478, depreciation and amortization of $30,049, legal and accounting of $27,844, and employee benefits of $24,990. .

Operating expenses decreased to $1,781,257 for the nine months ended September 30, 2012 from $1,855,695 for the nine months ended September 30, 2011. Our major expenses for the nine months ended September 30, 2012 were payroll of $761,236, stock-based compensation of $258,240, depreciation and amortization of $140,087, employee benefits of $139,515, public and investor relations of $98,654, auto expenses of $68,811, and legal and accounting of $57,216. In comparison, our major expenses for the nine months ended September 30, 2011 were payroll of $527,894, advertising of $455,181, legal and accounting of $183,992, consulting fees of $133,579, consulting fees to our officers of $106,861, depreciation and amortization of $90,149, and employee benefits of $84,032.

Other Income/Expenses

Other expenses were $23 for three months ended September 30, 2012, a decrease from other expenses of $678,337 for same period ended 2011. We had nominal interest expenses in 2012 with $678,543 in 2011, which mostly accounted for the difference between the periods.

Other income was $308 for nine months ended September 30, 2012, in comparison to other expenses of $957,534 for same period ended 2011. We had nominal interest expenses in 2012 with $958,641 in 2011, which mostly accounted for the difference between the periods.

Net Loss

Net loss for the three months ended September 30, 2012 was $106,174, compared to net loss of $1,087,504, for the three months ended September 30, 2011. Although reporting a quarterly loss, if subtracting the non-cash expenses of stock options, warrants and stock issuance depreciation and amortization considerations, net income would be $285 for the three months ended September 30, 2012.

Net loss for the nine months ended September 30, 2012 was $482,969, compared to a net loss of $2,027,619 for the nine months ended September 30, 2011. Per the above stated considerations for subtracting non-cash based expenses, our net loss would be $54,775 for the nine months ended September 30, 2012.

Below is a table that reflects our results of operations for the three months ended September 30, 2012 with the removal of non-cash based expenses.

Minus: Non-cash expenses

	For the	For the
	three months	three months
	ended	ended
	September 30,	September 30,
	2012	2011
REVENUE
Sales	453,154	200,174
Less returns and allowances	0	0

TOTAL REVENUE	453,154	200,174

EXPENSES
Operating expenses	559,305	600,760
Less: Non-cash exp (options, amortization, etc)	(106,459)	(287,401)

TOTAL EXPENSES	452,846	313,359

NET OPERATING INCOME (LOSS)	308	(113,185)

OTHER INCOME (EXPENSE)
Interest income	77	677
Other income	0	0
Interest expense	(100)	(106,325)
Impairment	0	(59,084)
Less: Debt discount warrant value int, impairment	0	165,409

TOTAL OTHER INCOME (EXPENSE)	(23)	677

NET INCOME (LOSS) BEFORE PROVISION	285	(112,508)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	285	(112,508)

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $971,171 and total assets in the amount of $2,224,373. Our total current liabilities as of September 30, 2012 were $890,250. We had working capital of $80,921 as of September 30, 2012.

Operating activities used $625,666 in cash for the nine months ended September 30, 2012. Our net loss of $482,969 along with $328,236 in accounts payable, $66,000 in accrued expenses, $171,779 in accounts receivable, and $18,831 in deferred revenue were the primary components of our negative operating cash flow, offset mainly by $178,304 in stock-based compensation, $140,087 in depreciation and amortization and $74,140 in prepaid expenses. Investing activities used $50,870 during the nine months ended September 30, 2012 largely as a result of website development costs.

On September 16, 2011, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund for sale of up to 50 shares of our Series B Preferred Stock and warrants to purchase up to 3,333,334 shares of our common stock with an exercise price of $3.00 per share.

We have sold 15 shares of Series B Preferred Stock and a warrant to purchase 1,000,000 shares of our common stock at the above exercise price for $1,500,000. This money was used to pay off a promissory note we had with Physicians Interactive and the balance is for working capital.

Our financing deal with Vicis has lapsed according to the terms of the Securities Purchase Agreement. However, we are in discussions with Vicis, who we feel is a committed financial partner, to address our capital needs as we continue to generate revenues and our business expands. There is no written agreement in place for such financing, but we will update our disclosures if and when such financing becomes available.

As of September 30, 2012 with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; and/or b) receive financing from Vicis. We are uncertain what type of financing we will need as we continue to ramp up our revenue stream. As mentioned, we are continually in contact with Vicis about our financing needs and hope to have something in place if we need more cash.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have sustained substantial losses since inception.

In view of this matter, our ability to continue as a going concern is dependent upon growth of revenues and our ability to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for us to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2012, we issued 40,000 shares to a consultant for services rendered.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OptimizeRx Corporation

Date:	November 14, 2012

By: /s/ David Lester David Lester Title: Chief Executive Officer, Chief Financial Officer, and Director

