Form 10-K
period 2012-12-31
OptimizeRx Corp
filed 2013-03-12
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,991,495

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,192,496 common shares as of March 12, 2013

1

PART I

Item 1. Business

Company Overview

The 2012 year showed continued growth in our company with an 85% increase in revenues of $2,048,699 in 2012, as compared with our prior year. Our net loss also improved from $1,453,977 in 2011 to $364,345 in 2012.

For the fourth quarter of 2012,we more than doubled growth in revenues - from $325,910 in 2011 to $750,719 in 2012. Our bottom line significantly improved with net income of $118,993 in the fourth quarter of 2012, as compared with a net loss of $93,143 in the fourth quarter of 2011.

Our recent success is largely attributable to leveraging our market position to further acquire more brands and electronic health platforms to integrate eCoupon support within participating physician’s electronic prescribing workflow.

We stuck out this year with a solid message to the pharmaceutical industry that was threefold:

1) SampleMD can deliver promotional scale to physicians at point of prescription through interoperability with multiple disparate electronic health platforms;

2) Electronic health platforms (EMRs, eRx, Patient Portals) are the new digital frontier to reaching physicians and patients as opposed to external web sites that have been traditionally the focus of their non-rep marketing; and

3) The ability of our SampleMD solution to integrate within multiple application platforms while adhering to compliance and regulatory requirements by defining and utilizing industry standards was a powerful message to the industry.

Throughout 2012, we promoted brand support programs, including eVouchers, eCopay Coupons and Patient Education, from 20 major pharmaceutical and medical manufacturers. We have also seen our client base increase with new programs initiated with Eli Lilly, Roche Diagnostics, Pfizer, Daiichi Sankyo, Roche Pharmaceutical, Alcon Laboratories and many others. The industry acknowledged SampleMD leadership in the marketplace as we established new partnerships with DrFirst, and new working relationships with Adheris and Krames Staywell.

Additionally, we launched SampleMD’s unique “dashboard reporting” portal to our clients which enables our clients and platform partners to monitor their programs in real time and evaluate performance of individual channels and overall program effectiveness.

Our SampleMD solution also went live in the Allscripts PRO EMR solution. However, automated access to the additional 25,000 Allscripts PRO based clinicians has been limited due to doctors having to actively turn the eCoupon feature on. However, we are working with Allscripts senior management to internally remedy this obstacle because of the clear benefits to the healthcare provider, its patients and the payors looking to improve overall healthcare outcomes. We anticipate Allscripts PRO moving to an “opt-out” feature to turn the eCoupon tool off as opposed to turning it on, thus automating access to these providers in the second quarter of 2013.

We have begun the integration for SampleMD into HealthTronics, the largest Urology EMR in the country, which serves over 2,200 doctors. This specialty network is very significant to some of our current coupons for brands like Cialis and Vesicare, as well as positioning us to acquire other new brands and manufacturers who seek to reach these types of specialists. SampleMD is also in direct discussion with some of the largest remaining EMRs and ePrescribing platforms, along with the largest hospital and health systems.

To further escalate our value and growth, we have formalized a partnership agreement with one of the premier and most respective brands in the industry: PDR, also known and Physicians Desk Reference. This allows both companies to leverage synergistic strengths to offer more solutions and reach to the pharmaceutical industry, as well as more value to the electronic health records (EMR/EHR) platforms. SampleMD will be PDR’s eCoupon and Rep invite platform, and PDR will enable expansion of SampleMD’s reach to additional EMRs and directly to physicians' offices via a PDR branded downloadable desktop application of the SampleMD solution.

Additionally, SampleMD has entered into a partnership and licensing agreement with LDM Group, a leading provider of patient support. In addition to settling the legal issues between our companies and giving us full licensing of their patents, LDM allows us to enter into a major new promotional channel: promotion at point of pharmacy. We will be LDMs exclusive eCoupon partner to offer both savings and educational support right when a patient receives their prescription fill.

In the fourth quarter of 2012, we were awarded a patent for our innovative SampleMD solution (US Patent No. 8,341,015). This award highlighted our continued research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients. We have also recently submitted and will be preparing additional filings to protect our intellectual property on forthcoming solutions that will further assist and support physicians, pharmacists and patients.

In addition, we have hired Harness, Dickey & Pierce, a nationally ranked IP firm, to further expand and protect our intellectual property. Through them, we have filed two additional patents on our technology. We also used the firm to file a patent infringement lawsuit against Physicians Interactive. Management believes the current and expanding IP will allow us to continue being the leader in this rapidly growing space.

Adding strength to our organization, we have re-aligned our management team and added Mr. Shad Stastney as the new Chairman and Chief Executive Officer. Mr. Stastney, 43, has served as an active member of our board since 2009 and has provided us with keen insights and guidance. Mr. Stastney is a founding partner of Vicis Capital LLC, which managed assets that peaked at $5 billion dollars. He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law.

From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax and corporate group, focusing on derivatives. In 1997, he joined CSFB's then-combined convertible/equity derivative origination desk. From 1998 through 2001, he worked in CSFB's corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 2001, he jointly founded Vicis Capital Management, LP, and in 2004, he jointly founded Vicis Capital LLC.

Mr. Harrell became Vice-Chairman and will be responsible for developing corporate strategy and product innovation. David Lester, will continue to manage company operations as Chief Operating Officer.

In summary, we remain committed to working with top organizations to provided better affordability and access to healthcare for the patients we serve. To achieve this, we will continue to work with leading providers in partnering to provide simple to use solutions. As compliance and regulatory requirements (i.e. meaningful use) continue to surround healthcare providers, OptimizeRx continues through its partnerships and internal R&D to become the “HUB” for providing access to these ease of use solutions.

With these continued efforts, we believe that SampleMD continues to be regarded as the innovative industry leader and setting the standards within this new frontier of digital EMR solution marketing for patient care.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

▪	SampleMD - Today, almost 60% of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications which led us during the past year to develop our direct to physician solution called SampleMD.

SampleMD is a revolutionary virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and the fulfillment and adjudication of claims directly from their or their EMR and/or e-Prescribe systems to search, print or electronically dispense drug samples , co-pay coupons and patient educational support through a national network of pharmacies. SampleMD eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients.

▪	OPTIMIZERx.com – Our Direct to Consumer WebSite is a portal to healthcare savings for patients to centrally review and participate in prescription and healthcare savings and support programs. To date, we have over 2.4 million members who have registered. We strive to provide all the information and guidance that patients undergoing long-term pharmaceutical treatments may require. Patients can search by their medication or their condition in order to access educational information regarding their condition, information regarding their medication, coupons for instant savings when they purchase their medications, information on free drug trials, and guidance to any other savings programs available to them.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness to the market. As mentioned above, we actively participated in industry and partner events such as exlPharma and the ACE – Allscripts Users Conference. During the course of the year, we also initiated and delivered successful email marketing campaigns as well as successful public relations and press release communications initiatives. we have enlisted a successful advertising campaign through Pharma Exec magazine that netted several responses and qualified leads.

We plan to continue these efforts and with our marketing partners, we intend to continue to promote OPTIMIZERx and SampleMD primarily through the following:

▪	Industry and Partner event

Email Comapigns

Internet Marketing

▪	Public Relations Campaigns
▪	Physician Offices
▪	Direct to Consumer Marketing
▪	Trade Media Advertising
▪	Pharmacy Partners
▪	Physician Organizations and Associations
▪	Strategic Relationships

We also work through our existing and new partners, including Dr First, Allscripts and PDR, to promote our services.

Research and Development

We are keen on the opinions and input that we gain from all stake holders by which our products and solutions cross. From the prescribing clinicians that utilize our solutions to add value to the patients they serve, to the partners we use to leverage their channels for distribution and promotion of the services, we are able to greatly assist the pharmaceutical manufacturing clients that depend on our solutions to increase their brand awareness and assist patients in need of their offerings. This “Voice of the Stake Holder” is a mantra that we leverage in analyzing industry trends and market shifts and identifying enhancements and new offerings through our SampleMD™ solution. This effort involves all of our officers and directors as part of our continual research development team while monitoring new technologies, trends, services, and partnerships that can help us provide additional services and increased value to the healthcare and pharmaceutical industries and to the patients they serve.

We have developed two new key functions involved with allowing a live chat or conversation between the health provider and product manufacturer or service, as well as a one click way to request a representative visit. This addresses major access barriers that limit doctors interaction with the manufacturer and allows the health system or provider to access needed information when they want it.

Last year we added a Director of Technology and Director of Software Development to strengthen our core technical team while further developing our core portfolio products and solutions, and begin development of new solutions offerings to expand our solutions offerings footprint. We also continue to work with the Engineering and Information Technology department of Oakland University in Rochester Michigan. As the University has opened the doors of its new medical school, it also brings highly skilled technology and application developers whom posses a solid knowledge of medical industry IT requirements.

We continue our commitment to educate both our direct and our extended teams through an understanding of all market dynamics that have the potential to affect our business in both the short and long term.  Our primary goal is to help patients better afford and access the medicines their doctors prescribe, as well as other healthcare products and services they need. Based on this goal, we continually seek better ways to meet this mission through the use of improved technology, user feedback, and working closely with the pharmaceutical industry. We are continually seeking new ways we can engage the pharmaceutical industry to provide new support programs to patients in need of their products.

Competition

SampleMD has faced some competition based on the growth in the space primarily by Physicians Interactive. As noted, we have filed a patent infringement suit against the company.

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

Intellectual Property

In the fourth quarter of 2012, we were awarded a patent for our innovative SampleMD solution (US Patent No. 8,341,015). This award highlighted our continued research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients. We have also recently submitted and will be preparing additional filings to protect our intellectual property on forthcoming solutions that will further assist and support physicians, pharmacists and patients.

In addition, we have hired Harness, Dickey & Pierce, a nationally ranked IP firm, to further expand and protect our intellectual property. Through them, we have filed two additional patents on our technology. We also used the firm to file a patent infringement lawsuit against Physicians Interactive. Management believes the current and expanding IP will allow us to continue being the leader in this rapidly growing space.

OPTIMIZERx is a licensed trademark. SampleMD is a licensed trademark.

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

Employees

As of December 31, 2012, we had 11 full-time employees and 2 part time / co-op employees in addition to 3 contracted programmers through our established a relationship with Oakland University for technical and programming resources.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Michigan.

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 400 Water Street, Suite 200, Rochester, Michigan, 48307.  We have entered into a 3 year lease for this 2,886 square foot facility, with a cost of approximately$5,049.25 per month. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On November 5, 2012, LDM Group, LLC commenced an action against us in the United States District Court for the Eastern District of Missouri, Eastern Division. The complaint alleges that we infringed on a patent issued on February 21, 2012 in favor of LDM. LDM alleges that its patent is an invention of a method for making available targeted content to a prescription medication patient while the patient is still in the physician’s office. According to LDM, our Integrated SampleMD uses systems and methods that perform the elements of the LDM patent and, therefore, infringes on its patent.

We intend to vigorously defend the action brought by LDM.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings,Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. As of March 11, 2013, no further action has occurred in that case.

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

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	1.61	0.85
September 30, 2012	1.85	0.43
June 30, 2012	1.35	0.75
March 31, 2012	1.23	0.53

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	1.37	0.25
September 30, 2011	1.44	0.21
June 30, 2011	1.08	0.45
March 31, 2011	1.09	0.60

On March 11, 2013, the last sales price per share of our common stock was $1.25.

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

Holders of Our Common Stock

As of March 12, 2013, we had 14,232,496 shares of our common stock issued and outstanding, held by 310 shareholders of record, not including those held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We are currently in the process of establishing a new stock incentive plan for employees, directors and consultants that provide valuable services to our company. We expect to have the plan adopted by our board of directors in the coming months.

Equity Compensation Plans as of December 31, 2012

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	13,411,100	2.14	-
Total	13,411,100	2.14	-

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On October 12, 2012, we issued a five year option to a consultant to purchase 25,000 shares of our common stock at an exercise price of $1.58 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

Our total revenue reported for year ended December 31, 2012 was $2,048,699, an increase from $1,111,520 from the prior year.

Our increased revenue for the year ended December 31, 2012 as compared with the prior year is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses increased to $2,413,044 for the year ended December 31, 2012 from $2,565,497 for the year ended December 31, 2011. Our major expenses for the year ended December 31, 2012 were advertising expenses of $57,218, professional fees of $263,396, consulting expenses of $19,148, salaries, wages, and benefits of $1,184,367, rent of $62,362, depreciation and amortization of $187,104, stock based compensation of $285,605 and general and administrative expenses of $353,844. In comparison, our operating expenses for the year ended December 31, 2011 were advertising expenses of $544,071, professional fees of $342,503, consulting expenses of $185,174, salaries, wages, and benefits of $864,655, rent of $37,868, depreciation and amortization of $145,315 and general and administrative expenses of $445,911.

Our expenses decreased in 2012 as compared with 2011 largely as a result of decreased advertising costs, professional fees, consulting expenses and general and administrative costs. .

Other Income/Expenses

Other income was $369 for year ended December 31, 2012 an increase from other expenses of $666,785 for same period ended 2011. We had $958,641 in interest expenses in 2011 over only $100 in 2012, which mostly accounted for the difference.

Net Loss

Net loss for the year ended December 31, 2012 was $363,976, compared to net loss of $ $2,120,762 for the year ended December 31, 2011.

Notwithstanding the net loss for the year, we believe that our company is starting to show real signs of improvement. In our fourth quarter 2012, we had revenues of $750,719, as compared to revenues of $325,910 for our fourth quarter 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $969,219 and total assets in the amount of $2,175,404. Our total current liabilities as of December 31, 2012 were $679,945. We had working capital of $289,274 as of December 31, 2012.

Operating activities used $624,033 in cash for the year ended December 31, 2012. Our net loss of $363,976 along with $282,019 in accounts payable, $60,000 in accrued expenses, $151,851 in accounts receivable, and $281,353 in deferred revenue were the primary components of our negative operating cash flow, offset mainly by $180,640 in stock-based compensation, $187,104 in depreciation and amortization and $50,874 in prepaid expenses.

Investing activities used $50,870 during the year ended December 31, 2012 largely as a result of website development costs.

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

On January 10, 2013, we entered into a Securities Redemption Option Agreement with Vicis that provides us with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of nine million dollars ($9,000,000). The shares and derivative securities include the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by Vicis. Our option expires on December 31, 2013 and may be extinguished if Vicis sells its securities before we exercise our option.

As of December 31, 2012 with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; and/or b) receive financing from Vicis. We are uncertain what type of financing we will need as we continue to ramp up our revenue stream. As mentioned, we are continually in contact with Vicis about our financing needs and hope to have something in place if we need more cash.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011;
F-3	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011;
F-4	Consolidated Statement of Stockholders’ Equity as of December 31, 2012;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and
F-6	Consolidated Notes to Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

OptimizeRx Corporation

Rochester, Michigan

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation, as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 8, 2013

OPTIMIZERx CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

ASSETS
	December 31,	December 31,
	2012	2011
Current Assets
Cash and cash equivalents	$284,263	$959,166
Accounts receivable	616,798	471,870
Prepaid expenses	68,158	119,032
Total Current Assets	969,219	1,550,068

Property and equipment, net	20,685	23,931

Other Assets
Patent rights, net	793,236	847,941
Web development costs, net	387,215	465,498
Security deposit	5,049	5,049
Total Other Assets	1,185,500	1,318,488

TOTAL ASSETS	$2,175,404	$2,892,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$54,693	$336,712
Accounts payable - related party	570,000	570,000
Accrued expenses	6,000	66,000
Deferred revenue	49,252	330,605
Total Liabilities	679,945	1,303,317

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,232,496 and 14,192,496 shares issued and outstanding	14,232	14,192
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	20,058,051	20,826,934
Additional paid-in-capital	6,164,666	5,125,558
Accumulated deficit	(24,741,490)	(24,377,514)
Total Stockholders' Equity	1,495,459	1,589,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,175,404	$2,892,487

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2012	2011
REVENUE
Sales	$2,048,699	$1,111,520

TOTAL REVENUE	2,048,699	1,111,520

EXPENSES
Operating expenses (See note 17)	2,413,044	2,565,497

TOTAL EXPENSES	2,413,044	2,565,497

LOSS FROM OPERATIONS	(364,345)	(1,453,977)

OTHER INCOME (EXPENSE)
Interest income	469	1,290
Other income	-0-	290,566
Interest expense	(100)	(958,641)

TOTAL OTHER INCOME (EXPENSE)	369	(666,785)

LOSS BEFORE PROVISION FOR INCOME TAXES	(363,976)	(2,120,762)

PROVISION FOR INCOME TAXES	-0-	-0-

NET LOSS	$(363,976)	$(2,120,762)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,215,884	13,921,669

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.15)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF DECEMBER 31, 2012

						Additional		Total
	Common Stock		Preferred Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Equity

Balance, January 1, 2011	13,606,676	$13,607	50	$-0-	$20,281,328	$3,355,615	$(21,756,752)	$1,893,798

Outstanding share adjustment	10,000	10				(10)		-0-

Issuance of common stock:
for preferred dividends	475,820	475				499,525	(500,000)	-0-
for settlement	100,000	100				114,900		115,000
equity issuance costs						(172,500)		(172,500)

Issuance of preferred stock and stock warrants			15		644,540	855,460		1,500,000

Issuance of stock options:
for consulting						184,149		184,149
to employees						189,485		189,485

Cancellation of stock warrants:
for settlement					(98,934)	98,934		-0-

Net loss for the year							(2,120,762)	(2,120,762)

Balance, December 31, 2011	14,192,496	14,192	65	—	$20,826,934	5,125,558	(24,377,514)	1,589,170

Issuance of stock options:
to employees						150,367		150,367
for consulting						75,098		75,098

Issuance of common stock:
for services	40,000	40				44,760		44,800

Reclassification for options previously recorded as warrants					(768,883)	768,883		-0-

Net loss for the year							(363,976)	(363,976)

Balance, December 31, 2012	14,232,496	$14,232	65	$-0-	$20,058,051	$6,164,666	$(24,741,490)	$1,495,459

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(363,976)	$(2,120,762)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	187,104	145,315
Stock issued for services	49,618	83,992
Stock-based compensation	180,640	189,485
Stock options issued for services	40,007	100,157
Amortization of debt discount	-0-	916,667
Bad debt expense	6,923	-0-
Changes in:
Accounts receivable	(151,851)	(245,870)
Prepaid expenses	50,874	(38,981)
Accounts payable	(282,019)	304,303
Accrued interest	-0-	(15,000)
Accrued expenses	(60,000)	54,300
Deferred revenue	(281,353)	104,885
NET CASH USED BY OPERATING ACTIVITIES	(624,033)	(521,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,230)	(13,100)
Payment of security deposit	-0-	(5,049)
Website site development costs	(48,640)	(221,770)
NET CASH USED BY INVESTING ACTIVITIES	(50,870)	(239,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs	-0-	(57,500)
Issuance of preferred stock	-0-	855,460
Issuance of warrants in connection with preferred stock	-0-	644,540
Payments on loan payable	-0-	(1,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-0-	442,500

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(674,903)	(318,928)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	959,166	1,278,094

CASH AND CASH EQUIVALENTS - END OF PERIOD	$284,263	$959,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$100	$41,974
Cash paid for income taxes	$-0-	$-0-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to satisfy dividends related to preferred stock	$-0-	$500,000
Common stock issued for settlement of equity issuance costs	$-0-	$115,000

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash, accounts receivable, prepaid expenses, patent rights, web development costs, accounts payable, accounts payable – related party, accrued expenses and deferred revenue approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $6,923 and $0 for the years ended December 31, 2012 and 2011, respectively. The allowance for doubtful accounts was $0 as of December 31, 2012 and 2011.

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

DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2012 and 2011, respectively, since their effect is anti-dilutive.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Insurance	$6,437	$5,937
Website maintenance	0	17,500
Rent	5,049	0
Consulting	31,672	91,811
Employee advances	0	694
Advertising	0	3,090
Legal	25,000	0
Total prepaid expenses	$68,158	$119,032

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Computer equipment	$22,360	$20,130
Furniture and fixtures	11,088	11,088
Subtotal	33,448	31,218
Accumulated depreciation	(12,763)	(7,287)
Property and equipment, net	$20,685	$23,931

Depreciation expense was $5,476 and $2,230 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – WEB DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of December 31, 2012 and 2011:

	2012	2011
OptimizeRx web development	$154,133	$154,133
SampleMD web development	602,517	553,877
Subtotal, web development costs	756,650	708,010
Accumulated amortization	(310,352)	(183,429)
Impairment	(59,083)	(59,083)
Web development costs, net	$387,215	$465,498

Amortization is recorded using the straight-line method over a period of five years. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense for the web development costs was $126,923 and $88,379 for the years ended December 31, 2012 and 2011, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Patent rights and intangible assets	$930,000	$930,000
Accumulated amortization	(136,764)	(82,059)
Patent rights and intangible assets, net	$793,236	$847,941

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. Amortization expense was $54,705 and $54,706 for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Accrued bonuses	$0	$60,000
Accrued audit fees	6,000	6,000
Total accrued expenses	$6,000	$66,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for either the distribution or redemption of coupons. The payments are not taken into revenue until either the coupon is distributed to a patient or the coupon has been redeemed depending on the specific contract. The distributions and redemptions are tracked by the company’s administrative tool. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $49,252 and $330,605 as of December 31, 2012 and 2011 respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2012.

There were 14,232,496 and 14,192,496 common shares issued and outstanding at December 31, 2012 and 2011, respectively.

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

On June 1, 2012, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 40,000 shares of common stock as of the date of the contract. However, these shares were not issued until July 12, 2012. The Company also agreed to issue an additional 40,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 40,000 shares were valued at the Company’s common stock price as of the date of the contract, which was $1.12/share and has been expensed. No additional shares were issued as of December 31, 2012.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series A Preferred Continued

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $350,000 as of December 31, 2012.

Series B Preferred

During the year ended December 31, 2010, 15 preferred shares were issued for $1,500,000. The 15 shares are convertible to 1,500,000 shares of common stock and bear a 10% cumulative dividend. In addition, there was a warrant issued to purchase 3,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $150,000 as of December 31, 2012.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On October 1, 2010, the Company issued 25,000 stock options to an employee with a vesting period of one year and an exercise price of $1.21. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 241%, risk-free interest rate of 1.26% and expected life of 60 months. The options were fully expensed as of December 31, 2011.

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

On May 31, 2011, the Company issued 285,000 stock options to 3 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 218%, risk-free interest rate of 1.68% and expected life of 60 months. The total value of the options was $320,585. The options vest over one year. The Company recognized share-based compensation expense of $187,005 during the year ended December 31, 2011. The remaining balance of $133,580 was recognized over the first five months of 2012.

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

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year. The Company recognized share-based compensation expense of $2,480 and $16,790 of expense during the years ended December 31, 2012 and 2011, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months. The Company recognized expenses of $8,346 during the year ended December 31, 2011 and $91,811 during the year ended December 31, 2012.

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

During the quarter ended December 31, 2012, the Company issued 25,000 stock options to a non-employee at an exercise price of $1.58. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 0.67% and expected life of 60 months. The total value of the options was $40,007. The options vest over 1 year. The Company recognized share-based compensation expense of $8,335 during the three months ended December 31, 2012. The remaining balance will be recognized in the following year.

The Company had the following options outstanding for the years ended December 31, 2012 and 2011:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2011	0	$0.00
Granted - 2011	505,000	1.01
Exercised - 2011	0	0
Expired - 2011	(100,000)	(1.00)
Balance, December 31, 2011	405,000	1.01
Granted - 2012	75,000	1.17
Exercised - 2012	0	0
Expired - 2012	(455,000)	(.98)
Balance, December 31, 2012	25,000	$1.58

The Company had the following warrants outstanding for the years ended December 31, 2012 and 2011:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2011	11,111,100	$2.26
Granted - 2011	3,333,334	3.00
Exercised - 2011	0	0
Expired - 2011	(100,000)	(2.50)
Balance, December 31, 2011	14,344,434	2.41
Granted - 2012	0	0
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	14,344,434	$2.41

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 13 – OPERATING LEASES

The Company signed a lease for new office space on December 1, 2011 at an approximate rent of $5,000 per month. The new offices are in Rochester, Michigan. The lease is for three years with an option to renew for an additional two years at approximately $5,200 per month with six months advance notice to exercise the option.

Minimum annual rent is as follows for the initial term of the lease:

Year ended December 31, 2013	$60,591
2014	55,542
2015	0
Total lease commitment	$116,133

NOTE 14 – MAJOR CUSTOMERS

The Company had two major customers that accounted for 52% and two major customers that accounted for 50% of the Company’s revenues for the years ended December 31, 2012 and 2011, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 15 – INCOME TAXES

For the year ended December 31, 2012, the Company incurred a net loss of approximately $364,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $13,479,000 through December 31, 2011. The cumulative loss of $13,843,000 will be carried forward and can be used through the year 2032 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$123,000	$721,000
Valuation allowance	(123,000)	(721,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,706,000	$4,583,000
Valuation allowance	(4,706,000)	(4,583,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,843,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 16 – OPERATING EXPENSES

Operating expenses consisted of the following for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Advertising	$57,218	$544,071
Professional fees	263,396	342,503
Consulting	19,148	185,174
Salaries, wages and benefits	1,184,367	864,655
Rent	62,362	37,868
Depreciation and amortization	187,104	145,315
Stock-based compensation	285,605	0
General and administrative	353,844	445,911
Total Operating Expenses	$2,413,044	$2,565,497

NOTE 17 – SUBSEQUENT EVENTS

On January 14, 2013, the Company hired a new CEO. The employment agreement requires annual compensation of $175,000 that will be accrued and deferred until at least January 1, 2014. Additionally, the agreement requires the issuance of 2,000,000 options with an exercise price of $1.00 for a term of five years. The options are not exercisable until at least January 1, 2014.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2012.

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2012.

Name	Age	Position(s) and Office(s) Held
Shad Stastney	44	Chairman, President, Chief Executive Officer and Director
David Lester	55	Chief Operating Officer, Secretary, Treasurer and Director
David A. Harrell	47	Vice Chairman, Chief Strategic Officer and Director
Terence J. Hamilton	47	Director and VP of Sales

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Shad Stastney

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

For the fiscal year ending December 31, 2012, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2012 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Shad Stastney Chairman, President, CEO and Director	0	0	0
David Lester COO, Secretary, Treasurer and Director	0	0	0
David A. Harrell Vice Chairman, Chief Strategic Officer and Director	0	0	0
Terence J. Hamilton VP of Sales and Director	0	0	0
Richard Kraniak 10% Holder	0	0	0

Code of Ethics

As of December 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shad Stastney Chairman, President, CEO and Director	2012 2011(1)	0 7,200							0 7,200
David Lester COO, Secretary, Treasurer and Director	2012 2011	157,500 157,500	10,000		205,287				167,500 362,787
David A. Harrell Vice Chairman, Chief Strategic Officer and Director	2012 2011	166,698 163,390	50,000 20,500		177,165				216,698 361,055
Terence J. Hamilton VP of Sales and Director	2012 2011	157,500 157,500	7,000 15,000		143,320			31,487	164,500 347,407

(1) Only for his services as a director.

(2) This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year indicated in accordance with ASC Topic 718 – Stock Compensation, Share Based Payments of awards of restricted stock and stock options, as applicable.

Narrative Disclosure to the Summary Compensation Table

On January 14, 2013, we entered into a written Employment Agreement with Shad Stastney. Pursuant to the terms and conditions of the Employment Agreement:

▪  Mr. Stastney will serve as Chairman and Chief Executive Officer of our company for a period of twelve (12) months;

▪  Mr. Stastney will earn a base salary of $175,000;

▪  We will issue to Mr. Stastney an option to acquire two million (2,000,000) shares of our common stock at an exercise price per share of $1.00 with a term of 5 years; and

▪  Mr. Stastney will be entitled to participate in any employee benefit plans, as established by our board of directors.

Mr. Stastney also agreed to keep certain information confidential and not compete with or solicit from our company for a period of time.

On April 6, 2009, we entered into an employment agreement with Mr. Lester to serve as our Chief Executive Officer. The agreement was amended on January 14, 2013 to account for his new positions as COO, Secretary and Treasurer. Under the agreement, we agreed to compensate Mr. Lester $150,000 annually and we granted him options to purchase 500,000 shares of our common stock, with 25% vesting immediately and 25% vesting after the completion of each quarter of hire. Mr. Lester is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He is entitled to vacation and sick days, and other benefits included in the agreement.

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

On June 1, 2008, we entered into an employment agreement with Mr. Harrell to serve as our CEO. The agreement was amended on January 14, 2013 to account for his new positions as CSO and Vice Chairman. The terms of his compensation, which is still in effect, are an annual salary of $144,000 with a 5% cost of living increase on each 12 month anniversary. Mr. Harrell is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He is entitled to vacation and sick days, and other benefits included in the agreement. On March 18, 2010, we entered into an addendum to the employment agreement to increase his compensation to $152,004 annually.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Lester	375,000 125,000 55,000			$0.35(1) $0.35(1) $1.00	10/1/14 12/22/14 5/31/16
David Harrell	100,000 200,000 102,500			$1.00 $1.81 $1.00	3/5/14 4/26/15 5/31/16
Terence J. Hamilton	150,000 127,500			$1.00 $1.00	3/5/14 5/31/16

(1) These are warrants that were revalued on October 1, 2009 to $0.35 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of March 12, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 14,192,496 shares of common stock issued and outstanding on March 13, 2013. Except as otherwise indicated, the address of each person named in this table is c/o OptimizeRx Corporation, 400 Water Street, Ste. 200, Rochester, MI 48307.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	David Lester(1)	573,000 shares	3.88%
Common	David A. Harrell(2)	3,538,750 shares	24.24%
Common	Terence J. Hamilton(3)	747,000 shares	5.16%
Common	Shad Stastney	0 shares	0%
Total of All Directors and Executive Officers:		4,858,750 shares	31.49%

More Than 5% Beneficial Owners:
Common	Cypress Trust(4)	740,990 shares	5.2%
Common	Vicis Capital Master Fund(5)	886,340 shares	6.2%

(1)	Includes 18,000 shares held in his name and warrants to purchase 555,000 shares of common stock at a price of $0.35 per share.
(2)	Includes 3,136,250 shares held in his name, options to purchase 202,500 shares of common stock at a price of $1.00 per share, and options to purchase 200,000 shares of common stock at $1.81 per share.
(3)	Includes 469,500 shares held in his name and options to purchase 277,500 shares of common stock at a price of $1.00 per share.
(4)	Linwood C. Meehan III has voting and dispositive control over the shares held by Cypress Trust, which is located at 13750 W. Colonial Dr., Ste. 250-317, Winter Garden, Florida 34787.
(5)	As reported on the Schedule 13D filed by the reporting person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2012 or in any presently proposed transaction which, in either case, has or will materially affect us.

Please refer to the section titled Executive Compensation.

Our Chief Executive Officer and Director, Shad Stastney, is a partner of Vicis Capital, LLC, which is the investment manager of Vicis Capital Master Fund, our financial partner for some years. Mr. Stastney also owns a minority position in Vicis Capital Master Fund.

 Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$24,850	$0	$2,400	$0
2012	$26,800	$0	$2,800	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[1]
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company[1]
10.1	Termination Agreement and Release, dated September 16, 2011[2]
10.2	Securities Purchase Agreement, dated September 16, 2011[2]
10.3	Amended and Restated Guarantee Agreement, dated September 16, 2011[2]
10.4	Second Amended and Restated Registration Rights Agreement, dated September 16, 2011[2]
10.5	Third Amended and Restated Security Agreement, dated September 16, 2011[2]
10.6	Third Amended and Restated Guarantor Security Agreement, dated September 16, 2011[2]
10.7	Employment Agreement, dated January 14, 2013[3]
10.8	Securities Redemption Option Agreement, dated January 10, 2013[4]
10.9	Employment Agreement, dated January 14, 2013[5]
10.10	Patent Assignment, dated February 6, 2013
10.11	Assignment, dated February 6, 2013
21.1	List of Subsidiaries[1]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.

2 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 21, 2011.

3 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 18, 2013.

4 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 11, 2013.

5 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ Shad Stastney
Shad Stastney Chief Executive Officer and Principal Executive Officer
March 12, 2013

OptimizeRx Corporation

By:	/s/ David Lester
David Lester Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Director
Date:	March 12, 2013

By:	/s/ David Lester
David Lester
Title:	Director
Date:	March 12, 2013

