Form 10-Q
period 2013-03-31
OptimizeRx Corp
filed 2013-05-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53605

OptimizeRx Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
400 Water St., Ste 200 Rochester, MI, 48307
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,232,496 common shares as of March 31, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited);
F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2013 and 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$260,394	$284,263
Accounts receivable	660,669	616,798
Prepaid expenses	32,336	68,158
Total Current Assets	953,399	969,219

Property and equipment, net	19,278	20,685

Other Assets
Patent rights, net	809,472	793,236
Web development costs, net	354,643	387,215
Security deposit	5,049	5,049
Total Other Assets	1,169,164	1,185,500

TOTAL ASSETS	$2,141,841	$2,175,404

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$56,686	$54,693
Accounts payable - related party	570,000	570,000
Accrued expenses	43,750	6,000
Deferred revenue	80,772	49,252
Total Liabilities	751,208	679,945

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,232,496 and 14,232,496 shares issued and outstanding	14,232	14,232
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	20,058,051	20,058,051
Additional paid-in-capital	6,164,666	6,164,666
Accumulated deficit	(24,846,316)	(24,741,490)
Total Stockholders' Equity	1,390,633	1,495,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,141,841	$2,175,404

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2013	2012
REVENUE
Sales	$669,290	$329,403

TOTAL REVENUE	669,290	329,403

EXPENSES
Operating expenses	774,172	630,322

TOTAL EXPENSES	774,172	630,322

OPERATING (LOSS)	(104,882)	(300,919)

OTHER INCOME (EXPENSE)
Interest income	56	185

TOTAL OTHER INCOME (EXPENSE)	56	185

INCOME BEFORE PROVISION FOR INCOME TAXES	(104,826)	(300,734)

PROVISION FOR INCOME TAXES	-0-	-0-

NET (LOSS)	$(104,826)	$(300,734)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,232,196	14,192,496

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(104,826)	$(300,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,111	46,023
Stock-based compensation	-0-	120,054
Changes in:
Accounts receivable	(43,871)	355,412
Prepaid expenses	35,822	5,033
Accounts payable	1,993	(159,640)
Accrued expenses	37,750	(66,700)
Deferred revenue	31,520	(127,452)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,499	(128,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	(1,424)
Patent rights	(30,368)	-0-
Website site development costs	-0-	(32,235)
NET CASH USED IN INVESTING ACTIVITIES	(30,368)	(33,659)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,869)	(161,663)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	284,263	959,166

CASH AND CASH EQUIVALENTS - END OF PERIOD	$260,394	$797,503

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

MARCH 31, 2013

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $0 for the three months ended March 31, 2013 and 2012, respectively. The allowance for doubtful accounts was $0 as of March 31, 2013 and December 31, 2012, respectively.

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

MARCH 31, 2013

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for March 31, 2013 and 2012, respectively, since their effect is anti-dilutive.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Insurance	$5,617	$6,437
Rent	5,049	5,049
Consulting	21,670	31,672
Legal	0	25,000
Total prepaid expenses	$32,336	$68,158

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Computer equipment	$22,360	$22,360
Furniture and fixtures	11,088	11,088
Subtotal	33,448	33,448
Accumulated depreciation	(14,170)	(12,763)
Property and equipment, net	$19,278	$20,685

Depreciation expense was $1,407 and $1,300 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5 – WEB DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
OptimizeRx web development	$154,133	$154,133
SampleMD web development	602,517	602,517
Subtotal, web development costs	756,650	756,650
Accumulated amortization	(342,924)	(310,352)
Impairment	(59,083)	(59,083)
Web development costs, net	$354,643	$387,215

Amortization is recorded using the straight-line method over a period of five years. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense for the web development costs was $32,572 and $31,047 for the three months ended March 31, 2013 and 2012, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Patent rights and intangible assets	$960,368	$930,000
Accumulated amortization	(150,896)	(136,764)
Patent rights and intangible assets, net	$809,472	$793,236

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $14,132 and $13,676 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 – ACCRUED EXPENSES

On January 14, 2013, the Company hired a new CEO. The employment agreement requires annual compensation of $175,000 that will be accrued and deferred until at least January 1, 2014. Additionally, the agreement requires the issuance of 2,000,000 options with an exercise price of $1.00 for a term of five years. The options are not exercisable until at least January 1, 2014. The Company has accrued $43,750, or three months compensation, at March 31, 2013.

Accrued expenses consisted of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Accrued compensation	$43,750	$0
Accrued audit fees	0	6,000
Total accrued expenses	$43,750	$6,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for either the distribution or redemption of coupons. The payments are not taken into revenue until either the coupon is distributed to a patient or the coupon has been redeemed depending on the specific contract. The distributions and redemptions are tracked by the company’s administrative tool. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $80,772 and $49,252 as of March 31, 2013 and December 31, 2012, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

There were 14,232,496 and 14,232,496 common shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.

On June 1, 2012, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 40,000 shares of common stock as of the date of the contract. However, these shares were not issued until July 12, 2012. The Company also agreed to issue an additional 40,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 40,000 shares were valued at the Company’s common stock price as of the date of the contract, which was $1.12/share and has been expensed. No additional shares were issued as of March 31, 2013.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series A Preferred Continued

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $350,000 as of December 31, 2012 and undeclared dividends of $175,000 due in February 2013.

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $150,000 as of December 31, 2012 and undeclared dividends of $75,000 due in February 2013.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year.  The Company recognized share-based compensation expense of $2,480 during the year ended December 31, 2011 and $4,818 during the quarter ended March 31, 2012. The remaining balance was recognized during the remainder of 2012.

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months.  The Company recognized expenses of $8,346 during the year ended December 31, 2011 and $25,039 during the quarter ended March 31, 2012. The remaining balance was recognized during the remainder of 2012.

During the quarter ended March 31, 2012, the Company issued 50,000 stock options to 4 non-employees at an exercise price of $0.89. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 198%, risk-free interest rate of 0.65% and expected life of 48 months. The total value of the options was $35,091. The options vest over 4 months. The Company recognized share-based compensation expense of $17,546 during the three months ended March 31, 2012. The balance was expensed during the three months ended June 30, 2012.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the quarter ended December 31, 2012, the Company issued 25,000 stock options to a non-employee at an exercise price of $1.58. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 0.67% and expected life of 60 months. The total value of the options was $40,007. The options vest over 1 year. The Company recognized share-based compensation expense of $8,335 during the three months ended December 31, 2012 and $10,002 during the three months ended March 31, 2013. The remaining balance will be recognized over the remainder of 2013.

The Company had the following options outstanding as of March 31, 2013:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2012	405,000	$1.01
Granted - 2012	75,000	1.17
Exercised - 2012	0	0
Expired - 2012	(455,000)	(.98)
Balance, December 31, 2012	25,000	1.58
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	0	0
Balance, March 31, 2013	25,000	$1.58

The Company had the following warrants outstanding as of March 31, 2013:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2012	14,344,434	$2.41
Granted - 2012	0	0
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	14,344,434	2.41
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	0	0
Balance, March 31, 2013	14,344,434	$2.41

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 14 – MAJOR CUSTOMERS

The Company had three major customers that accounted for 72% and four major customers that accounted for 74% of the Company’s revenues for the three months ended March 31, 2013 and 2012, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 15 – INCOME TAXES

For the three months ended March 31, 2013, the Company incurred a net loss of approximately $105,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $13,843,000 through December 31, 2012. The cumulative loss of $13,948,000 will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the three months ended March 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$36,000	$102,000
Valuation allowance	(36,000)	(102,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2013 and December 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,742,000	$4,706,000
Valuation allowance	(4,742,000)	(4,706,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,948,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 16 – CONTINGENT LIABILITY

On January 14, 2013, the Company hired a new CEO. The employment agreement requires annual compensation of $175,000 that will be accrued and deferred until at least January 1, 2014. Additionally, the agreement requires the issuance of 2,000,000 options with an exercise price of $1.00 for a term of five years. The options are not exercisable until at least January 1, 2014, and are only exercisable after reaching certain financial terms and conditions. Due to these restrictions, no accrual has been made for the issuance of these options.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months ended March 31, 2013 and 2012, respectively:

	2013	2012
Advertising	$3,340	$11,270
Professional fees	53,098	38,003
Consulting	20,407	6,615
Salaries, wages and benefits	375,071	306,895
Rent	15,148	16,918
Depreciation and amortization	48,111	46,023
Stock-based compensation	10,002	127,548
Revenue share expense	40,203	0
General and administrative	208,792	77,050
Total Operating Expenses	$774,172	$630,322

NOTE 18 – SECURITIES REDEMPTION OPTION

On January 10, 2013, the Company entered into a Securities Redemption Option Agreement with Vicis Capital Master Fund (“Vicis”) that provides the Company with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of nine million dollars ($9,000,000). The shares and derivative securities include the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by Vicis. The Company’s option expires on December 31, 2013 and may be extinguished if Vicis sells its securities before the Company exercises its option.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

We more than doubled our revenues from $329,403 in Q1 2012 to $669,290 in Q1 2013. Our bottom line improved with net loss of $104,826 in Q1 2013, as compared with a net loss of $300,734 in Q1 2012. As net income less all non-cash expenses was $2,963 in Q1 2013, the total loss for the period was due in large part to the $150,000 payment to Allscripts for revenue share and final development payout.

In Q1 2013, SampleMD generated 177,000 new ePrescriptions with Co-Pay Coupons of Free Sample Voucher to help patients more affordably start and stay on their prescribed medications. In March of 2013 alone we distributed over 85,000 patient coupons. We look forward to increasing our ability to generate more prescriptions for our pharmaceutical clients, increasing our revenue contributions to our ePrescribing and EHR partners, and improving adherence and outcomes for health care providers and their patients.

Kicking off the new year, we have continued to drive our two primary messages to the pharmaceutical industry:

1) SampleMD has the largest capacity to deliver targeted promotional and incentive messaging to physicians at point of prescription through interoperability with multiple disparate electronic health platforms; and

2) Electronic health platforms (EMRs, eRx, Patient Portals) are the most cost-effective way to reach physicians and patients, as opposed to external web sites that have been traditionally the focus of their non-rep marketing, and should therefore be an increasing focus for all pharmaceutical marketing dollars.

In Q1 2013, we renewed and launched many brand support programs, including eVouchers, eCopay Coupons and Patient Education, from all of the major pharmaceutical and medical manufacturers currently engaged within the SampleMD promotional program. We launched new programs with Eli Lilly, Roche Diagnostics, Pfizer, Daiichi Sankyo, Alcon Laboratories, and many others. The industry continues to acknowledge SampleMD’s leadership in the marketplace through new program awards and new inquiries for partnerships.

We have also continued the integration for SampleMD into HealthTronics, the largest Urology EMR in the country, which serves over 2,200 doctors and is targeted to launch in Q2 2013. This specialty network is very significant to some of our current coupons for brands like Cialis and Vesicare, as well as positioning us to acquire other new brands and manufacturers who seek to reach these types of specialists. SampleMD is also in direct discussion with some of the largest remaining EMRs and ePrescribing platforms, along with the largest hospitals and health systems.

To further escalate our value and growth, we have formalized a partnership agreement with one of the premier and most respective brands in the industry: PDR, also known and Physicians Desk Reference. This allows both companies to leverage synergistic strengths to offer more solutions and reach to the pharmaceutical industry, as well as more value to the electronic health records (EMR/EHR) platforms. SampleMD will be PDR’s eCoupon and Rep invite platform, and PDR will enable expansion of SampleMD’s reach to additional EMRs and directly to physicians' offices via a PDR-branded downloadable desktop application of the SampleMD solution.

As previously noted, in Q4 2012, we were awarded a patent for our innovative SampleMD solution (US Patent No. 8,341,015). We continue to utilize Harness, Dickey & Pierce, a nationally ranked IP firm, to further expand and protect our intellectual property. Through them, we have filed two additional patents on our technology, and we will also use them, along with corporate counsel, to aggressively protect our IP. Management believes our current IP pipline, as well as our ongoing focus on expanding and protecting our IP, will allow us to continue being the leader in this rapidly growing space.

In summary, we remain committed to working with top organizations to provided better affordability and access to healthcare for the patients we serve. To achieve this, we will continue to work with leading providers in partnering to provide simple to use solutions. As compliance and regulatory requirements (i.e. meaningful use) continue to surround healthcare providers, OptimizeRx continues through its partnerships and internal R&D to become the “HUB” for providing access to these ease-of-use solutions.

With these continued efforts, we believe that SampleMD continues to be regarded as the innovative industry leader, setting the standards within this new frontier of digital EMR solution marketing for patient care.

Results of Operations for the Three and Nine Months Ended March 31, 2013 and 2011

Revenues

Our total revenue reported for Q1 2013 was $669,290, an increase of $339,887 from Q1 2012.

Our increased revenue for Q1 2013 as compared with Q1 2012 is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses increased to $774,172 for Q1 2013 from $630,322 for Q1 2012. Our major expenses for Q1 2013 were payroll of $281,786, development costs of $160,908, employee benefits of $49,535, depreciation and amortization of $48,111, accrued payroll of $43,750, legal and accounting expenses of $41,598, and revenue share expenses of $40,203. In comparison, our major expenses for Q1 2012 were payroll of $251,227, share based compensation of $127,548, employee benefits of $55,668, and depreciation and amortization of $46,023.

Our expenses increased in Q1 2013 as compared with Q1 2012 largely as a result of increased development costs, payroll, legal and accounting fees, and consulting fees, in addition to accrued payroll and revenue share expenses which were non-existent in Q1 2012.

Net Loss

Net loss for Q1 2013 was $104,826, compared to net loss of $300,734, for Q1 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $953,399 and total assets in the amount of $2,141,841. Our total current liabilities as of March 31, 2013 were $751,208. We had working capital of $202,191 as of March 31, 2013.

Operating activities provided $6,499 in cash for the three months ended March 31, 2013. Our positive operating cash flow was largely a result of $48,111 in depreciation and amortization, $37,750 in accrued expenses, $35,822 in prepaid expenses, and $31,520 in deferred revenue, offset by our net loss of $104,826 and accounts receivable of $43,871.

Investing activities used $30,368 during the three months ended March 31, 2013 entirely as a result of patent rights.

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

As of March 31, 2013, with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; and/or b) receive financing from Vicis. We are uncertain what type of financing we will need as we continue to ramp up our revenue stream. As mentioned, we are continually in contact with Vicis about our financing needs and hope to have something in place if we need more cash.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Lester. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

On November 5, 2012, LDM Group, LLC commenced an action against us in the United States District Court for the Eastern District of Missouri, Eastern Division. The complaint alleges that we infringed on a patent issued on February 21, 2012 in favor of LDM. LDM alleges that its patent is an invention of a method for making available targeted content to a prescription medication patient while the patient is still in the physician’s office. According to LDM, our Integrated SampleMD uses systems and methods that perform the elements of the LDM patent and, therefore, infringes on its patent. On February 25, 2013, a Settlement and Patent License Agreement was reached with LDM, and LDM subsequently dismissed the lawsuit with prejudice. On April 23, 2013, we were notified by LDM that they are going to attempt to terminate that agreement, and reinstitute the patent infringement action. We intend to vigorously enforce the Settlement and Patent License Agreement and defend the action brought by LDM.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings,Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. As of March 31, 2013, no further action has occurred in that case.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	May 15, 2013

By: s/ Shad Stastney Shad Stastney Title: Chief Executive Officer, Principal Executive Officer, and Director

