Form 10-Q
period 2013-06-30
OptimizeRx Corp
filed 2013-08-12
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,252,496 common shares as of June 30, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited);
F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2013 and 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

 BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$352,432	$284,263
Accounts receivable	939,685	616,798
Prepaid expenses	55,719	68,158
Total Current Assets	1,347,836	969,219
Property and equipment, net	17,871	20,685
Other Assets
Patent rights, net	803,136	793,236
Web development costs, net	322,070	387,215
Security deposit	5,049	5,049
Total Other Assets	1,130,255	1,185,500
TOTAL ASSETS	$2,495,962	$2,175,404
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$12,150	$54,693
Accounts payable - related party	570,000	570,000
Accrued expenses	87,500	6,000
Deferred revenue	42,620	49,252
Total Liabilities	712,270	679,945
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,252,496 and 14,232,496 shares issued and outstanding	14,252	14,232
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	20,058,051	20,058,051
Additional paid-in-capital	6,203,546	6,164,666
Accumulated deficit	(24,492,157)	(24,741,490)
Total Stockholders' Equity	1,783,692	1,495,459
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,495,962	$2,175,404

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
REVENUE
Sales	$1,104,087	$515,423	$1,773,377	$844,826
TOTAL REVENUE	1,104,087	515,423	1,773,377	844,826
EXPENSES
Operating expenses (See note 17)	749,966	591,628	1,524,138	1,221,952
TOTAL EXPENSES	749,966	591,628	1,524,138	1,221,952
OPERATING INCOME (LOSS)	354,121	(76,205)	249,239	(377,126)
OTHER INCOME (EXPENSE)
Interest income	38	146	94	331
TOTAL OTHER INCOME (EXPENSE)	38	146	94	331
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	354,159	(76,059)	249,333	(376,795)
PROVISION FOR INCOME TAXES	-0-	-0-	-0-	-0-
NET INCOME (LOSS)	$354,159	$(76,059)	$249,333	$(376,795)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC	14,238,870	14,192,496	14,235,700	14,192,496
NET INCOME (LOSS) PER SHARE: BASIC	$0.02	$(0.01)	$0.02	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: DILUTED	33,608,304	14,192,496	33,608,304	14,192,496
NET INCOME (LOSS) PER SHARE: DILUTED	$0.01	$(0.01)	$0.01	$(0.03)

The accompanying notes are an integral part of these financial statements.

 OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$249,333	$(376,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96,337	93,352
Stock issued for services	38,900	-0-
Stock-based compensation	-0-	178,304
Changes in:
Accounts receivable	(322,887)	(54,177)
Prepaid expenses	12,439	62,347
Accounts payable	(42,543)	(158,502)
Accrued expenses	81,500	(66,700)
Deferred revenue	(6,632)	(53,529)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	106,447	(375,700)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	0	(2,230)
Patent rights	(38,278)	-0-
Website site development costs	-0-	(53,725)
NET CASH USED IN INVESTING ACTIVITIES	(38,278)	(55,955)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,169	(431,655)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	284,263	959,166
CASH AND CASH EQUIVALENTS - END OF PERIOD	$352,432	$527,511
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $0 for the six months ended June 30, 2013 and 2012, respectively. The allowance for doubtful accounts was $0 as of June 30, 2013 and December 31, 2012, respectively.

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

JUNE 30, 2013

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for June 30, 2012 since their effect is anti-dilutive.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Insurance	$6,584	$6,437
Rent	5,049	5,049
Consulting	44,086	31,672
Legal	0	25,000
Total prepaid expenses	$55,719	$68,158

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Computer equipment	$22,360	$22,360
Furniture and fixtures	11,088	11,088
Subtotal	33,448	33,448
Accumulated depreciation	(15,577)	(12,763)
Property and equipment, net	$17,871	$20,685

Depreciation expense was $1,407 and $1,412 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $2,814 and $2,712 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5 – WEB DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
OptimizeRx web development	$154,133	$154,133
SampleMD web development	602,517	602,517
Subtotal, web development costs	756,650	756,650
Accumulated amortization	(375,497)	(310,352)
Impairment	(59,083)	(59,083)
Web development costs, net	$322,070	$387,215

Amortization is recorded using the straight-line method over a period of five years. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense for the web development costs was $32,572 and $32,241 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for the web development costs was $65,145 and $63,288 for the six months ended June 30, 2013 and 2012, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company has capitalized costs in purchasing the SampleMD patent, which consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Patent rights and intangible assets	$968,278	$930,000
Accumulated amortization	(165,142)	(136,764)
Patent rights and intangible assets, net	$803,136	$793,236

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $14,246 and $13,676 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was $28,378 and $27,352 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – ACCRUED EXPENSES

On January 14, 2013, the Company hired a new CEO. The employment agreement requires annual compensation of $175,000 that will be accrued and deferred until at least January 1, 2014. Additionally, the agreement requires the issuance of 2,000,000 options with an exercise price of $1.00 for a term of five years. The options are not exercisable until at least January 1, 2014. The Company has accrued $87,500, or six months compensation, at June 30, 2013.

Accrued expenses consisted of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Accrued compensation	$87,500	$0
Accrued audit fees	0	6,000
Total accrued expenses	$87,500	$6,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for either the distribution or redemption of coupons. The payments are not taken into revenue until either the coupon is distributed to a patient or the coupon has been redeemed depending on the specific contract. The distributions and redemptions are tracked by the company’s administrative tool. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $42,620 and $49,252 as of June 30, 2013 and December 31, 2012, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of June 30, 2013.

There were 14,252,496 and 14,232,496 common shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.

On June 1, 2012, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 40,000 shares of common stock as of the date of the contract. However, these shares were not issued until July 12, 2012. The Company also agreed to issue an additional 40,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 40,000 shares were valued at the Company’s common stock price as of the date of the contract, which was $1.12/share and has been expensed. No additional shares were issued and the agreement was voided and replaced by a new agreement as noted below.

On June 1, 2013, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 20,000 shares of common stock as of the date of the contract. The Company also agreed to issue an additional 20,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 20,000 shares were valued at the Company’s common stock price as of the date of the contract, which was $1.945/share and has been expensed.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series A Preferred Continued

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

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $350,000 and undeclared dividends of $175,000 that were due in February 2013 for a total undeclared amount of $525,000 as of June 30, 2013.

Series B Preferred

During the year ended December 31, 2010, 15 preferred shares were issued for $1,500,000. The 15 shares are convertible to 1,000,000 shares of common stock and bear a 10% cumulative dividend. In addition, there was a warrant issued to purchase 3,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

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

During the quarter ended September 30, 2011, 15 preferred shares were issued to an investor for $1,500,000. The 15 shares are convertible to 1,000,000 shares of common stock and bear a 10% cumulative dividend. In addition, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years. Based on the fair values of the preferred stock and common stock warrants on the issue date, $855,460 was allocated to preferred stock and $644,540 was allocated to the common stock warrants. See Note 12.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 11 – PREFERRED STOCK (CONTINUED)

Series B Preferred Continued

The holder may cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $150,000 and undeclared dividends of $75,000 that were due in February 2013 for a total undeclared amount of $225,000 as of June 30, 2013.

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

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months.  The Company recognized expenses of $8,346 during the year ended December 31, 2011 and $50,078 during the six months ended June 30, 2012. The remaining balance was recognized during the remainder of 2012.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

During the quarter ended December 31, 2012, the Company issued 25,000 stock options to a non-employee at an exercise price of $1.58. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 0.67% and expected life of 60 months. The total value of the options was $40,007. The options vest over 1 year. The Company recognized share-based compensation expense of $8,335 during the three months ended December 31, 2012 and $20,004 during the six months ended June 30, 2013. The remaining balance will be recognized over the remainder of 2013.

The Company had the following options outstanding as of June 30, 2013:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2012	405,000	$ 1.01
Granted - 2012	75,000	1.17
Exercised - 2012	0	0
Expired - 2012	(455,000)	(.98)
Balance, December 31, 2012	25,000	1.58
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	0	0
Balance, June 30, 2013	25,000	$ 1.58

The Company had the following warrants outstanding as of June 30, 2013:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2012	14,344,434	$2.41
Granted - 2012	0	0
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	14,344,434	2.41
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	0	0
Balance, June 30, 2013	14,344,434	$2.41
F-12

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 14 – MAJOR CUSTOMERS

The Company had two major customers that accounted for 63% and two major customers that accounted for 53% of the Company’s revenues for the six months ended June 30, 2013 and 2012, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 15 – INCOME TAXES

For the six months ended June 30, 2013, the Company incurred net income of approximately $249,000 but has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of $13,843,000 through December 31, 2012. The cumulative loss of $13,594,000 will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the six months ended June 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$(84,000)	$102,000
Valuation allowance	84,000	(102,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and December 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,622,000	$4,706,000
Valuation allowance	(4,622,000)	(4,706,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,594,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Advertising	$3,825	$32,651	$7,165	$43,921
Professional fees	79,190	34,632	132,288	72,635
Consulting	19,722	1,220	40,129	7,835
Salaries, wages and benefits	320,188	294,570	695,259	601,465
Rent	15,148	15,148	30,296	32,066
Depreciation and amortization	48,226	47,329	96,337	93,352
Stock-based compensation	10,002	100,835	20,004	228,383
Revenue share expense	197,200	8,135	237,403	8,135
General and administrative	56,465	57,110	265,257	134,160
Total Operating Expenses	$749,966	$591,630	$1,524,138	$1,221,952

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

We finished the second quarter of 2013 with revenue of $1,104,087, bringing revenue for the first six months of 2013 to $1,773,377. We achieved net income during the second quarter of $354,159. During the same period in 2012, revenue was $591,628 while the company had an operating loss of $76,059.

The record revenues were driven primarily by our SampleMD solution, which generated approximately 265,628 new ePrescriptions with co-pay coupons or free sample vouchers during the second quarter of 2013, helping patients more affordably start and stay on their prescribed medications. That is a substantial increase from the 177,000 distributions in the first quarter of 2013 and even more substantial from the 49,400 distributions in the second quarter of 2012.

We continue to drive our two primary messages to the pharmaceutical industry:

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

On the distribution front, during the second quarter of 2013, we completed the integration of our SampleMD platform into HealthTronics, the largest Urology EMR in the country, which serves over 2,200 doctors. This specialty network is very significant to some of our current brand coupons and is a very attractive distribution network for other new brands and manufacturers of urology-specific drugs.

Also during the second quarter of 2013, we continued to implement our partnership with PDR, also known as Physicians Desk Reference. This allows both companies to leverage synergistic strengths to offer more solutions and reach to the pharmaceutical industry, as well as more value to the electronic health records (EMR/EHR) platforms. SampleMD will be PDR’s eCoupon and Rep invite platform, and PDR will enable expansion of SampleMD’s reach to additional EMRs and directly to physicians' offices via a PDR-branded downloadable desktop application of the SampleMD solution. We are currently in the process of finalizing several integrations through and with PDR, which we anticipate concluding by year-end.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Revenues

Our total revenue reported for the three months ended June 30, 2013 was $1,104,087, an increase of $515,423 from the three months ended June 30, 2012. Our total revenue reported for the six months ended June 30, 2013 was $1,773,377, an increase of $844,826 from the six months ended June 30, 2012.

Our increased revenue for the three and six months ended June 30, 2013 as compared with the same periods ended 2012 is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses increased to $749,966 for the three months ended June 30, 2013 from $591,628 for the three months ended June 30, 2012. Our major expenses for the three months ended June 20, 2013 were salaries, wages and benefits of $320,188, revenue share expenses of $197,200, professional fees of $79,190, depreciation and amortization of $48,226 and general and administrative expenses of $56,465. In comparison, our major expenses for the three months ended June 30, 2012 were sales, wages and benefits of $294,570, stock-based compensation of $100,835, depreciation and amortization of $47,329, professional fees of $34,632 and general and administrative expenses of $57,110.

Operating expenses increased to $1,524,138 for the six months ended June 30, 2013 from $1,221,952 for the six months ended June 30, 2012. Our major expenses for the six months ended June 20, 2013 were salaries, wages and benefits of $695,259, revenue share expenses of $237,403, professional fees of $132,288, depreciation and amortization of $96,337 and general and administrative expenses of $265,257. In comparison, our major expenses for the six months ended June 30, 2012 were sales, wages and benefits of $601,465, stock-based non cash compensation of $228,383, depreciation and amortization of $93,352, professional fees of $72,635 and general and administrative expenses of $134,160.

We expect our operating expenses to continue to increase as we further implement our business plan and expand our operations.

 Net Income

Net income for the three months ended June 30, 2013 was $354,159, compared to a net loss of $76,059 for the three months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $249,333, compared to net loss of $376,795 for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $1,347,836 and total assets in the amount of $2,495,962. Our total current liabilities as of June 30, 2013 were $712,270. We had working capital of $635,566 as of June 30, 2013.

Operating activities provided $106,447 in cash for the six months ended June 30, 2013. Our positive operating cash flow was largely a result of our net income of $249,333, $96,337 in depreciation and amortization, $87,500 in stock based compensation and $38,900 in stock issued for services, offset by accounts receivable of $322,887 and accounts payable of $42,543.

Investing activities used $38,278 during the six months ended June 30, 2013 entirely as a result of patent rights.

We had no financing activities during the six months ended June 30, 2013.

As of June 30, 2013, with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; and/or b) receive financing. We are uncertain what type of financing, if any, we will need as we continue to ramp up our revenue stream.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

 Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Shad Stastney,and our Chief Financial Officer, Mr. David Lester. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

On November 5, 2012, LDM Group, LLC commenced an action against us in the United States District Court for the Eastern District of Missouri, Eastern Division. The complaint alleges that we infringed on a patent issued on February 21, 2012 in favor of LDM. LDM alleges that its patent is an invention of a method for making available targeted content to a prescription medication patient while the patient is still in the physician’s office. According to LDM, our Integrated SampleMD uses systems and methods that perform the elements of the LDM patent and, therefore, infringes on its patent. On February 25, 2013, a Settlement and Patent License Agreement was reached with LDM, and LDM subsequently dismissed the lawsuit with prejudice. On April 23, 2013, however, LDM reinstituted the patent infringement action in the United States District Court for the Eastern District of Missouri, Eastern Division claiming that we breached the Settlement and Patent License Agreement. We intend to vigorously enforce the Settlement and Patent License Agreement and defend the action brought by LDM.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings,Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. As of June 30, 2013, no further action has occurred in that case.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2013, we issued 20,000 shares pursuant to the terms of a consulting agreement with North Coast Advisors, Inc.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 12, 2013

By: /s/ Shad Stastney Shad Stastney Title: Chief Executive Officer, Principal Executive Officer, and Director

