Form 10-Q
period 2013-09-30
OptimizeRx Corp
filed 2013-11-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,752,496 common shares as of September 30, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited);
F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2013 and 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

 OPTIMIZERx CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$486,692	$284,263
Accounts receivable	1,148,907	616,798
Prepaid expenses	26,336	68,158
Total Current Assets	1,661,935	969,219

Property and equipment, net	16,464	20,685

Other Assets
Patent rights, net	788,890	793,236
Web development costs, net	351,778	387,215
Security deposit	5,049	5,049
Total Other Assets	1,145,717	1,185,500

TOTAL ASSETS	$2,824,116	$2,175,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$174,453	$54,693
Accounts payable - related party	570,000	570,000
Accrued expenses	-0-	6,000
Deferred revenue	13,272	49,252
Total Liabilities	757,725	679,945

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 14,752,496 and 14,232,496 shares issued and outstanding	14,752	14,232
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	18,316,826	20,058,051
Additional paid-in-capital	8,449,271	6,164,666
Deferred stock compensation	(233,077)	-0-
Accumulated deficit	(24,481,381)	(24,741,490)
Total Stockholders' Equity	2,066,391	1,495,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,824,116	$2,175,404

 The accompanying notes are an integral part of these financial statements.

 OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
REVENUE
Sales	$1,373,029	$453,154	$3,146,406	$1,297,980
TOTAL REVENUE	1,373,029	453,154	3,146,406	1,297,980

EXPENSES
Operating expenses (See Note 17)	1,362,335	559,305	2,886,473	1,781,257
TOTAL EXPENSES	1,362,335	559,305	2,886,473	1,781,257

OPERATING INCOME (LOSS)	10,694	(106,151)	259,933	(483,277)

OTHER INCOME (EXPENSE)
Interest income	82	77	176	408
Interest expense	-0-	(100)	-0-	(100)
TOTAL OTHER INCOME (EXPENSE)	82	(23)	176	308

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	10,776	(106,174)	260,109	(482,969)

PROVISION FOR INCOME TAXES	-0-	-0-	-0-	-0-

NET INCOME (LOSS)	$10,776	$(106,174)	$260,109	$(482,969)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	14,270,811	14,227,713	14,259,675	14,201,373

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.01)	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	34,086,091	14,227,713	34,074,956	14,201,373

NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.01)	$0.01	$(0.03)

The accompanying notes are an integral part of these financial statements.

 OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$260,109	$(482,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144,562	140,087
Stock-based compensation	310,823	227,922
Changes in:
Accounts receivable	(532,109)	(171,779)
Prepaid expenses	41,822	74,140
Accounts payable	119,760	(328,236)
Accrued expenses	(6,000)	(66,000)
Deferred revenue	(35,980)	(18,831)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	302,987	(625,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	(2,230)
Patent rights	(38,278)	-0-
Web development costs	(62,280)	(48,640)
NET CASH USED IN INVESTING ACTIVITIES	(100,558)	(50,870)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,429	(676,536)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	284,263	959,166

CASH AND CASH EQUIVALENTS - END OF PERIOD	$486,692	$282,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in officer settlement upon severance	$505,000	$-0-

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $0 for the nine months ended September 30, 2013 and 2012, respectively. The allowance for doubtful accounts was $0 as of September 30, 2013 and December 31, 2012, respectively.

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

SEPTEMBER 30, 2013

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are included in the per share calculation for the three and nine months ended September 30, 2013. They have not been included in the diluted earnings per share calculation for the three and nine months ended September 30, 2012 since their effect is anti-dilutive.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Insurance	$6,653	$6,437
Rent	5,049	5,049
Consulting	14,634	31,672
Legal	0	25,000
Total prepaid expenses	$26,336	$68,158

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Computer equipment	$22,360	$22,360
Furniture and fixtures	11,088	11,088
Subtotal	33,448	33,448
Accumulated depreciation	(16,984)	(12,763)
Property and equipment, net	$16,464	$20,685

Depreciation expense was $1,407 and $1,382 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $4,221 and $4,094 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5 – WEB DEVELOPMENT COSTS

The Company has capitalized costs in developing their website and web-based products, which consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
OptimizeRx web development	$154,133	$154,133
SampleMD web development	602,517	602,517
SampleMD 2.0	62,280	0
Subtotal, web development costs	818,930	756,650
Accumulated amortization	(408,069)	(310,352)
Impairment	(59,083)	(59,083)
Web development costs, net	$351,778	$387,215

Amortization is recorded using the straight-line method over a period of five years. The Company is currently developing an enhanced SampleMD website and has capitalized $62,280. The development is currently in process. It is not completed at September 30, 2013. Accordingly, no amortization has been recorded. The development is expected to be completed in 2014. The Company determined that the original OptimizeRx website was no longer useful so the remaining unamortized balance of $59,083 was impaired as of December 31, 2010. Amortization expense for the web development costs was $32,572 and $31,677 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for the web development costs was $97,717 and $94,964 for the nine months ended September 30, 2013 and 2012, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The Company has capitalized costs in purchasing and defending the SampleMD patent, which consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	38,278	0
Accumulated amortization	(179,388)	(136,764)
Patent rights and intangible assets, net	$788,890	$793,236

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $14,246 and $13,676 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was $42,624 and $41,029 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 – ACCRUED EXPENSES

On January 14, 2013, the Company hired a new CEO. The employment agreement required annual compensation of $175,000 that was to be accrued and deferred until at least January 1, 2014. Additionally, the agreement required the issuance of 2,000,000 options with an exercise price of $1.00 for a term of five years. The options were not exercisable until at least January 1, 2014. On September 20, 2013, the Company entered into a separation agreement with the CEO. As part of the agreement, the accrued compensation was paid through the date of separation and the options were terminated.

Accrued expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Accrued compensation	$0	$0
Accrued audit fees	0	6,000
Total accrued expenses	$0	$6,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for either the distribution or redemption of coupons. The payments are not taken into revenue until either the coupon is distributed to a patient or the coupon has been redeemed depending on the specific contract. The distributions and redemptions are tracked by the Company’s administrative tool. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $13,272 and $49,252 as of September 30, 2013 and December 31, 2012, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of September 30, 2013.

There were 14,752,496 and 14,232,496 common shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

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

On September 20, 2013, the Company entered into a separation agreement that includes post-employment consulting services with a former officer. The Company agreed to issue 500,000 shares of common stock, 250,000 shares immediately and 250,000 by January 1, 2014. The first 250,000 shares have been issued and the Company has recognized the entire issuance in the September 30, 2013 shares outstanding. The shares were valued at $505,000 and $233,077 of that amount has been recorded as deferred stock compensation as of September 30, 2013.

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

SEPTEMBER 30, 2013

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

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $350,000 and undeclared dividends of $350,000 that were due in February and September 2013 for a total undeclared amount of $700,000 as of September 30, 2013.

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

SEPTEMBER 30, 2013

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

The holder may cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $150,000 and undeclared dividends of $150,000 that were due in February and September 2013 for a total undeclared amount of $300,000 as of September 30, 2013.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year.  The Company recognized share-based compensation expense of $2,480 during the year ended December 31, 2011 and $14,459 during the nine months ended September 30, 2012. The remaining balance was recognized during the remainder of 2012.

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

During the quarter ended December 31, 2012, the Company issued 25,000 stock options to a non-employee at an exercise price of $1.58. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 0.67% and expected life of 60 months. The total value of the options was $40,007. The options vest over 1 year. The Company recognized share-based compensation expense of $8,335 during the three months ended December 31, 2012 and $30,006 during the nine months ended September 30, 2013. The remaining balance will be recognized over the remainder of 2013.

The Company had the following options outstanding as of September 30, 2013:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2012	405,000	$1.01
Granted - 2012	75,000	1.17
Exercised - 2012	0	0
Expired - 2012	(455,000)	(.98)
Balance, December 31, 2012	25,000	1.58
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	0	0
Balance, September 30, 2013	25,000	$1.58

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company had the following warrants outstanding as of September 30, 2013:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2012	14,344,434	$2.41
Granted - 2012	0	0
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	14,344,434	2.41
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	(672,000)	(2.59)
Balance, September 30, 2013	13,672,434	$2.44

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

NOTE 14 – MAJOR CUSTOMERS

The Company had three major customers that accounted for 68% and two major customers that accounted for 50% of the Company’s revenues for the nine months ended September 30, 2013 and 2012, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 15 – INCOME TAXES

For the nine months ended September 30, 2013, the Company incurred net income of approximately $260,000 but has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of approximately $13,843,000 through December 31, 2012. The cumulative loss of approximately $13,583,000 will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 15 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the nine months ended September 30, 2013 and 2012:

	2013	2012
Federal income tax (expense) benefit attributable to:
Current operations	$(88,000)	$102,000
Valuation allowance	88,000	(102,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and December 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,618,000	$4,706,000
Valuation allowance	(4,618,000)	(4,706,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,583,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 16 – CONTINGENT LIABILITY

On January 14, 2013, the Company hired a new CEO. The employment agreement required annual compensation of $175,000 that was to be accrued and deferred until at least January 1, 2014. Additionally, the agreement required the issuance of 2,000,000 options with an exercise price of $1.00 for a term of five years. The options were not exercisable until at least January 1, 2014, and were only exercisable after reaching certain financial terms and conditions. Due to these restrictions, no accrual was made for the issuance of these options.

On September 20, 2013, the Company entered into a separation agreement with the CEO. As part of the terms of the separation agreement, the accrued compensation up to the date of separation was paid and the options were terminated. Also as part of the agreement, the Company will be involved with the former CEO in a limited role as a consultant for one year to assist in various initiatives and in transition of various ongoing projects for 500,000 shares of company stock. Half of the value of the shares will be expensed immediately, with the other half expensed over the one year life of the agreement. 7.69% of the second half of the stock value has been expensed at September 30, 2013, with the remainder to be expensed as services are rendered over the remaining life of the agreement. The unamortized balance has been recorded as Deferred Stock Compensation in the equity section of the balance sheet.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Advertising	$23,207	$1,167	$30,372	$45,088
Professional fees	151,610	83,235	275,004	186,188
Consulting	25,657	0	65,786	7,835
Salaries, wages and benefits	344,979	299,286	1,040,238	900,751
Rent	15,148	15,148	45,444	47,214
Depreciation and amortization	48,225	46,735	144,562	140,087
Stock-based compensation	281,925	29,857	310,823	227,922
Revenue share expense	376,831	20,669	614,234	28,804
General and administrative	94,753	63,208	360,010	197,368
Total Operating Expenses	$1,362,335	$559,305	$2,886,473	$1,781,257

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

We finished the third quarter of 2013 with revenue of $1,373,029, bringing revenue for the first nine months of 2013 to $3,146,406. We achieved net income during the third quarter of $10,776 and net income of $260,109 for the first nine months of 2013. By comparison, we had a net loss of $106,174 and $482,969, respectively, for the three and nine months ended September 30, 2012.

The record revenues were driven primarily by our SampleMD solution, which generated approximately 327,115 new ePrescriptions with co-pay coupons or free sample vouchers during the third quarter of 2013, helping patients more affordably start and stay on their prescribed medications. That is a substantial increase from the 90,135 distributions during the third quarter of 2012.

We continue to be very enthusiastic about our growth and the state of our core business. Although the 3rd quarter presented us with some challenging hurdles, we continue to experience growth in our revenues, gain cooperation from our partners, are engaging in new industry changing partnership discussions, and have seen increasing inquiries from the pharmaceutical manufacturers to assist in helping them build their EHR marketing strategies.

Initial market reaction to the OPTIMIZERx announcement of its emerging OPTIMIZEHR consulting practice has been very positive as we have engaged in our first two (2) major pharmaceutical manufacture EHR strategy initiatives (pilot projects). Coordinating efforts with our strategic partners, we have collaborated to deliver sound strategy for each of these manufacturers. These efforts have resulted in ongoing and growing commitments by these clients with new and expanded contracts. OPTIMIZERx will continue to work with its partners in building out this practice as more clients are interested in Drug File Integration, Sales Force Training and Strategy.

The results of our efforts are reflected in the growth and record revenues experienced during the 3rd quarter despite overcoming challenges presented in the quarter. For personal reasons, Shad Stastney, who served as Chairman and CEO of the company since January 1, 2013, left his position on September 20, 2013. As the vacancy left by Mr. Stastney’s departure left the investor community concerned, as reflected in the unfortunate downturn of our stock price, we remain very optimistic as these events did not affect our core operations, did not affect our capacity to deliver campaigns for our clients, did not affect our sales pipeline, and did not affect the revenue we reported in the 3rd quarter. It did affect the overall net income during the 3rd quarter as we have posted a onetime expense relative to the settlement agreement reached with Mr. Stastney. With these challenges, the company remained profitable in the 3rd quarter and continues to generate cash from operations.

Going forward into the 4th quarter and into the New Year, we continue to drive our two primary messages to the pharmaceutical industry:

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

Our total revenue reported for the three months ended September 30, 2013 was $1,373,029, an increase of $919,875 from the three months ended September 30, 2012. Our total revenue reported for the nine months ended September 30, 2013 was $3,146,406, an increase of $1,848,426 from the nine months ended September 30, 2012.

Our increased revenue for the three and nine months ended September 30, 2013 as compared with the same periods ended 2012 is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering.

Operating Expenses

Operating expenses increased to $1,362,335 for the three months ended September 30, 2013 from $559,305 for the three months ended September 30, 2012. Our major expenses for the three months ended June 20, 2013 were salaries, wages and benefits of $344,979, revenue share expenses of $376,831, stock-based compensation of $281,925, professional fees of $151,610, depreciation and amortization of $48,225 and general and administrative expenses of $94,753. In comparison, our major expenses for the three months ended September 30, 2012 were salaries, wages and benefits of $299,286, professional fees of $83,235, general and administrative expenses of $63,208, and depreciation and amortization of $46,735.

Operating expenses increased to $2,886,473 for the nine months ended September 30, 2013 from $1,781,257 for the nine months ended September 30, 2012. Our major expenses for the nine months ended June 20, 2013 were salaries, wages and benefits of $1,040,238, revenue share expenses of $614,234, stock-based compensation of $310,823, professional fees of $275,004, depreciation and amortization of $144,562 and general and administrative expenses of $360,010. In comparison, our major expenses for the nine months ended September 30, 2012 were salaries, wages and benefits of $900,751, stock-based compensation of $227,922, professional fees of $186,188, depreciation and amortization of $140,087 and general and administrative expenses of $197,368..

We expect our operating expenses to continue to increase as we further implement our business plan and expand our operations.

Net Income

Net income for the three months ended September 30, 2013 was $10,776, compared to a net loss of $106,174 for the three months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $260,109, compared to net loss of $482,969 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $1,661,935 and total assets in the amount of $2,824,116. Our total current liabilities as of September 30, 2013 were $757,725. We had working capital of $904,210 as of September 30, 2013.

Operating activities provided $302,987 in cash for the nine months ended September 30, 2013. Our positive operating cash flow was largely a result of $260,109 in net income, $144,562 in depreciation and amortization, $310,823 in stock based compensation and $119,760 in changes in accounts payable, offset mainly by accounts receivable of $532,109 and deferred revenue of $35,980.

Investing activities used $100,558 during the nine months ended September 30, 2013 as a result of patent rights and website development costs.

We had no financing activities during the nine months ended September 30, 2013.

As of September 30, 2013, with the current level of financing and cash on hand, we have sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve our business goals unless we: a) realize cash revenues on sales generated; and/or b) receive financing. We are uncertain what type of financing, if any, we will need as we continue to ramp up our revenue stream.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Interim Chief Executive Officer, Mr. David Harrell, and our Chief Financial Officer, Mr. David Lester. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

On November 2, 2012, LDM Group, LLC commenced an action against us in the United States District Court for the Eastern District of Missouri, Eastern Division. The complaint alleges that we infringed on a patent issued on February 21, 2012 in favor of LDM. LDM alleges that its patent is an invention of a method for making available targeted content to a prescription medication patient while the patient is still in the physician’s office. According to LDM, our Integrated SampleMD uses systems and methods that perform the elements of the LDM patent and, therefore, infringes on its patent.

On February 26, 2013, a settlement was reached with LDM, and LDM subsequently dismissed the lawsuit with prejudice. Shortly after executing the settlement agreement, we learned that LDM had materially breached the terms of the settlement agreement. Despite our repeated demands, LDM refused to abide by the terms of the settlement agreement. As a result, on April 1, 2013, we provided LDM with official notice of default.

On April 23, 2013, LDM responded by reinstituted the patent infringement action in the United States District Court for the Eastern District of Missouri, Eastern Division claiming that we breached the settlement agreement. We answered the complaint, filed a counterclaim for, among other things, breach of the settlement agreement and filed a preliminary injunction motion to require LDM to abide by the terms of the settlement agreement. The court has not yet decided the outcome of our preliminary injunction motion.

On September 19, 2013, LDM filed an amended complaint alleging an additional patent infringement claim against us. On September 25, 2013, we filed an amended answer denying the substantive allegations in LDM's amended complaint and realleging our counterclaim against LDM.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings,Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. As of September 30, 2013, the defendants responded denying the assertions made in our Complaint, but no further action has occurred in the case.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2013, we granted restricted stock awards under our 2013 Incentive Plan. Mr. David Harrell was awarded 121,875 shares of our common stock and Mr. Terry Hamilton was awarded 215,625 shares of our common stock. The restricted stock awards will vest 50% on the date six months and one day after the date of grant, and the remaining 50% one year after the first vesting date.

On September 20, 2013, we entered into a Separation Agreement with Mr. Shad Stastney regarding the terms and conditions of his departure from our company (the “Agreement”). Under the Agreement, among other things, we agreed to issue to Mr. Stastney 500,000 shares of our common stock, half now and the rest by January 1, 2014.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	November 14, 2013

By: s/ David Lester David Lester Title: Chief Operating Officer

