Form 10-K
period 2013-12-31
OptimizeRx Corp
filed 2014-03-31
CIK 1448431

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,276,153

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,809,586 common shares as of March 31, 2014

PART I

Item 1. Business

Company Overview

OPTIMIZERx finished the fourth quarter with revenues of $1,810,610 bringing revenue for fiscal 2013 to a total of $4,957,016, an increase of 149% over 2012. We achieved net income of $215,847 for the year. Our year end also recognizes a onetime adjustment relative to our cost of goods sold and reflects a change in accounting procedures for these expenses. Prior reporting was based upon how the revenue share expenses were paid per the agreements held with OPTIMIZERx’s channel partners. The change in accounting process will now accrue the expense as it is incurred.

Our continued growth in revenues is again primarily driven by our SampleMD content delivery solution. During the 2013 fiscal year, OPTIMIZERx delivered some 1,122,589 new ePrescriptions with co-pay coupons or free sample vouchers helping patients more affordably start and stay on their prescribed medications.

We continue to be very enthusiastic about our growth and the state of our core business. OPTIMIZERx continues to be resilient in growing our business throughout the year and is a . Its a testament to the core employee base and the dedication of its management and employees alike to move the organization forward. We have gained the confidence of pharmaceutical manufacturers and partners, and continue to add new clients and partners that increases our offering portfolio and expands our network reach.

During the second half of the year we have initiated a major tgechnology undertaking to develop SampleMD 2.0. This effort is focused on moving our technology from flash to HTML 5 based that will improve our response times and user interfaces and offer infinite scalability to support our expected growth. Additionally, this work focuses on building modularity for ease of adding new features and functions to the core solution while simplifying the integration process with future partners and other solution providers. On top of building out our updated software solution, we are also updating our infrastructure by replacing and updating our computers in a high availability environment, taking greater precautions for security and building out the architecture to facilitate disaster recovery with a secondary facilitated computer environment. This investment will increase performance, simplify integrations, insure availability and protect the investments of our shareholders. It is anticipated that the release of SampleMD 2.0 be fully implemented by April 2014.

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

Additionally, we are expanding our partnership with WPP and have completed account sales training of Grey Health account personnel to resell our services. We are also working with their other agencies, including Sudler, who have expressed a strong interest in additionally collaborating to sell and develop new services. The partnership has also been highly received by the pharmaceutical and EHR industries.

The results of our efforts are reflected in the growth and record revenues experienced during 2013 despite overcoming growth challenges presented in the year. The company remained very resilient and with the dedication of the employees and management, these challenges were overcome and the company remained profitable for the year and continued to generate cash from operations.

Going forward into the New Year, we continue to drive our three primary messages to the pharmaceutical industry:

1)	SampleMD has the largest capacity to deliver targeted promotional and incentive messaging to physicians at point of prescription through interoperability with multiple disparate electronic health platforms; and

2)	Electronic health platforms (EMRs, eRx, Patient Portals) are the most cost-effective way to reach physicians and patients, as opposed to external web sites that have been traditionally the focus of their non-rep marketing, and should therefore be an increasing focus for all pharmaceutical marketing dollars.

3)	Pharmaceutical brands must move their Financial and Educational Support programs into the physicians ePrescribe workflow to increase prescriptions and fill rates. Samples are continuing to be restricted, as are pharmaceutical reps regular access and this is the most effective alternative channel with demonstrated strong ROI.

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

Principal Products and Applications

Our principal products and applications can be summarized as follows:

▪	SampleMD - Today, almost 60% of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications which led us during the past year to develop our direct to physician solution called SampleMD.

▪	SampleMD is a revolutionary virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems to search, print or electronically dispense directly to patients and a national network of pharmacies. SampleMD eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients.

▪	OPTIMIZEHR – Our consulting practice focused at educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their product. Our consulting services include 1) Drug File Integration - a service to insure that the manufacturers drug is present in every ePrescribing platform available, 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their bands and 3) Strategy Development – a service that assists manufactures in identifying and building a competitive strategy to take advantage of this new digital frontier.

▪	OPTIMIZERx.com – Our Direct to Consumer WebSite is a portal to healthcare savings for patients to centrally review and participate in prescription and healthcare savings and support programs. To date, we have over 2.4 million members who have registered. We strive to provide all the information and guidance that patients undergoing long-term pharmaceutical treatments may require. Patients can search by their medication or their condition in order to access educational information regarding their condition, information regarding their medication, coupons for instant savings when they purchase their medications, information on free drug trials, and guidance to any other savings programs available to them.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness to the market. As mentioned above, we continue to actively participate in industry and partner events such as exlPharma and the ACE – Allscripts Users Conference as well as taking a lead sponsor position in the inaugural CBInet eRx and EHR conference in March of 2014. During the course of the year, we also initiated and delivered successful email marketing campaigns, webinar with CMI Compass on What Physicians want within their HER’s, as well as successful public relations and press release communications initiatives. We ran advertising campaigns through Pharma Exec magazine that netted several responses and qualified leads.

In 2013, we also announced our strategic partnership with WPP/Grey Health Group, a leading agency within the healthcare marketplace. We plan to continue to increase our marketing efforts with all of our strategic partners, as we intend to continue to promote OPTIMIZERx and SampleMD primarily through the following:

▪	Industry and Partner Events;
▪	Email Campaigns;
▪	Internet Marketing;
▪	Public Relations Campaigns;
▪	Physician Offices;
▪	Direct to Consumer Marketing;
▪	Trade Media Advertising;
▪	Pharmacy Partners;
▪	Physician Organizations and Associations; and
▪	Strategic Relationships

Additionally, we have attracted and hired a highly seasoned Sales and Marketing Executive who has decades of global pharmaceutical marketing and sales experience at AstraZeneca and others as our Eastern Vice President of Sales.

Research and Development

We continue to invest in our technology and plan to release SampleMD 2.0 in 2014. This new and improved release will enhance the performance of our first version through quicker response times, easier integration to platform partners, modularity for the addition of new features and functions and an entirely updated user interface to speed and enhance the setup of new programs and campaigns. We will continue to offer reporting portal access to our clients with a new and improved user interface and updated reporting capabilities for monitoring program and campaign performance.

The SampleMD 2.0 release will also be supported by a new and updated infrastructure that is a high availability clustered environment with remote disaster recovery enabling us to be back up and running from the worst facility catastrophe in very short order.

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

At OPTIMIZERx, we are still keen on the opinions and input that we gain from all stakeholders by which our products and solutions cross. From the prescribing clinicians that utilize our solutions to add value to the patients they serve, to the partners we use to leverage their channels for distribution and promotion of the services, we are able to greatly assist the pharmaceutical manufacturing clients that depend on our solutions to increase their brand awareness and assist patients in need of their offerings. This “Voice of the Stakeholder” is a mantra that we leverage in analyzing industry trends and market shifts and identifying enhancements and new offerings through our SampleMD™ solution. This effort involves all of our officers and directors as part of our continual research development team while monitoring new technologies, trends, services, and partnerships that can help us provide additional services and increased value to the healthcare and pharmaceutical industries and to the patients they serve.

Our technology roadmap for potential new solutions continues to grow as we continued to finalize the two development programs initiated this year featuring a live chat or conversation between the health provider and product manufacturer or service, as well as a one click way to request a representative visit. These solutions address major access barriers that limit doctors’ interaction with the manufacturer and allow the health system or provider to access needed information when they want it. As we are in collaboration with our partners, further content and information delivery solutions are being flushed out as we continue to integrate with new channels and partners

Under the leadership of the Director of Technology and Director of Software Development, whom were added late in 2011 to strengthen our core technical team, we have added an additional developer and a technical intern while leveraging a new development partner in Simple eSolutions, whom provided valuable architecture, system design and database management support on the SampleMD 2.0 effort. We also continued to work with the Engineering and Information Technology department of Oakland University in Rochester Michigan. As the University has opened the doors of its new medical school, it also brings highly skilled technology and application developers whom possess a solid knowledge of medical industry IT requirements.

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

Despite these competitors, we do not have major competition in our space of the market. We have been experiencing a growing list of potential partners whom either have content that want to deliver through the SampleMD engine and network, or whom have complementary technology and want to integrate our solution as a channel partner, expanding the reach to clinicians for OPTIMIZERx.

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

Employees

As of March 31, 2014, we had 13 employees in addition to 4 contracted programmers through our established relationship with Simple eSolutions a technical and programming resources partner. Additionally we have one contracted business development individual targeting new EMR channel and pharma client.

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

We recently learned of an action in New Jersey brought by Milton J. Wilson and the Milton Wilson 2000 Trust. Last November 2013, we were served notice that we would be added as an additional party to the case titled Milton Wilson et al. v. Continental Capital Corporation, C-289-06, in the Superior Court of New Jersey. There is an existing default judgment of roughly $1,000,000 in the case. We are uncertain of the substance of the allegations lodged against the existing defendants and now perhaps us, as we are likely now a party to the action. We intend to investigate and, if necessary, vigorously defend the matter. We hope to have more information in subsequent SEC filings.

Item 4. Mine Safety Disclosures

Not applicable.

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	1.61	0.85
September 30, 2012	1.85	0.43
June 30, 2012	1.35	0.75
March 31, 2012	1.23	0.53
Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	1.65	0.91
September 30, 2013	1.80	0.88
June 30, 2013	1.91	1.12
March 31, 2013	1.42	0.96

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OPRX” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On March 18, 2014, the last sales price per share of our common stock was $1.70.

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

Holders of Our Common Stock

As of March 31, 2014, we had 22,809,586 shares of our common stock issued and outstanding, held by 316 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 13, 2013, our Board of Directors adopted the 2013 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we may issue up to an aggregate total of 1,500,000 incentive or non-qualified options to purchase our common stock or stock awards.

Equity Compensation Plans as of December 31, 2013

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	13,783,334	$2.42	—
Total	13,783,334	$2.42	—

Recent Sales of Unregistered Securities

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

On March 17, 2014, we entered into a securities purchase agreement with accredited investors, pursuant to which we sold an aggregate of 8,333,333 shares of the Company’s common stock, par value $0.001 per share, for $1.20 per Share, or gross proceeds of $10,000,000. We issued warrants to purchase 804,139 shares of our common stock with an exercise price of $1.20 per share and a term of 5 years to placement agents in the raise.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Revenues

Our total revenue reported for year ended December 31, 2013 was $4,957,016, an increase from $1,989,086 from the prior year.

Our increased revenue for the year ended December 31, 2013 as compared with the prior year is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering. The bulk of our revenue for the year ended December 31, 2013 came mainly from our core SampleMD solutions as opposed to our new consulting business. We expect revenues to increase on our consulting business for 2014.

Operating Expenses

Operating expenses increased to $2,973,990 for the year ended December 31, 2013 from $2,328,648 for the year ended December 31, 2012. Our major expenses for the year ended December 31, 2013 were salaries, wages and benefits of $1,319,712, professional fees of $552,824, stock-based compensation of $411,412, general and administrative expenses of $288,297, depreciation and amortization of $193,971, and consulting fees of $100,077. Our expenses increased in 2013 as compared with 2012 largely as a result of salaries, wages and benefits, professional fees and stock-based compensation.

We expect operating expenses to increase slightly, with the most increase coming as we will continue to add personnel to strengthen our operations, sales and marketing efforts going forward.

Net Loss

Net income for the year ended December 31, 2013 was $215,847, compared to net loss of $ $454,553 for the year ended December 31, 2012.

We believe that our company is starting to show real signs of improvement with positive income this year. With increased sales forecasted for next year, we believe that we will achieve a small improvement to net income in 2014.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $2,696,978 and total assets in the amount of $4,008,020. Our total current liabilities as of December 31, 2013 were $1,968,652. We had working capital of $728,326 as of December 31, 2013.

Operating activities provided $1,132,628 in cash for the year ended December 31, 2013. Our revenue share payable of $1,103,084, stock-based compensation of $399,092, net income of $215,847 and depreciation and amortization of $193,791 were the primary components of our positive operating cash flow, offset mainly by accounts receivable of $950,166.

Investing activities used $298,648 during the year ended December 31, 2013 largely as a result of patent rights and website development costs.

On March 17, 2014, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 8,333,333 shares of our common stock, par value $0.001 per share, for $1.20 per share, or gross proceeds of $10,000,000. We used $6,000,000 of the proceeds to exercise our option to redeem Vicis Capital Master Fund’s holdings in our company. The balance of the proceeds will be used for working capital. With the financing and cash on hand, we have sufficient cash to operate our business for the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2013 and 2012;
F-3	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;
F-4	Consolidated Statement of Stockholders’ Equity as of December 31, 2013;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and
F-6	Consolidated Notes to Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

March 28, 2014

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

OptimizeRx Corporation

Rochester, MI

To Whom It May Concern:

Silberstein Ungar, PLLC hereby consents to the use in the Form 10-K, Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934, filed by OptimizeRx Corporation of our report dated March 20, 2014, relating to the consolidated financial statements of OptimizeRx Corporation, a Nevada Corporation, as of and for the years ending December 31, 2013 and 2012.

Sincerely,

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, MI

OPTIMIZERx CORPORATION

Consolidated Balance Sheet as of

December 31, 2013 and 2012

		December 31,
	December 31,	2012
	2013	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,118,243	$284,263
Accounts receivable	1,566,964	616,798
Prepaid expenses	11,771	68,158
Total Current Assets	2,696,978	969,219
Property and equipment, net	15,057	20,685
Other Assets
Patent rights, net	885,950	793,236
Web development costs, net	404,986	387,215
Security deposit	5,049	5,049
Total Other Assets	1,295,985	1,185,500
TOTAL ASSETS	$4,008,020	$2,175,404
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$188,739	$54,693
Accounts payable - related party	570,000	570,000
Accrued expenses	12,000	6,000
Revenue share payable	1,193,661	90,577
Deferred revenue	4,252	49,252
Total Liabilities	1,968,652	770,522
Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Common stock, $.001 par value, 500,000,000 shares authorized, 14,773,496 and 14,232,496 shares issued and outstanding	14,773	14,232
Stock warrants	18,148,049	20,058,051
Additional paid-in-capital	8,726,708	6,164,666
Deferred stock compensation	(233,942)	-0-
Accumulated deficit	(24,616,220)	(24,832,067)
Total Stockholders' Equity	2,039,368	1,404,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,008,020	$2,175,404

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations for the Years

Ended December 31, 2013 and 2012

		For the
	For the	year ended
	year ended	December 31,
	December 31,	2012
	2013	(restated)

NET REVENUE	$4,957,016	$1,989,086
REVENUE SHARE EXPENSE	1,767,425	115,360
GROSS MARGIN	3,189,591	1,873,726
EXPENSES
Operating expenses (See Note 17)	2,973,990	2,328,648
INCOME (LOSS) FROM OPERATIONS	215,601	(454,922)
OTHER INCOME (EXPENSE)
Interest income	246	469
Interest expense	-0-	(100)
TOTAL OTHER INCOME (EXPENSE)	246	369
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	215,847	(454,553)
PROVISION FOR INCOME TAXES	-0-	-0-
NET INCOME (LOSS)	$215,847	$(454,553)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	14,388,017	14,211,455
NET INCOME (LOSS) PER SHARE: BASIC	$0.02	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	14,713,017	14,211,455
NET INCOME (LOSS) PER SHARE: DILUTED	$0.01	$(0.03)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity as of

December 31, 2013

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock	Additional Paid-in	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Compensation	Deficit	Equity
Balance, January 1, 2012	65	$-0-	14,192,496	$14,192	$20,826,934	$5,125,558	$-0-	$(24,377,514)	$1,589,170
Issuance of stock options:
to employees	150,367	150,367
for consulting	75,098	75,098
Issuance of common stock:
for services	40,000	40	44,760	44,800
Reclassification for options previously recorded as warrants	(768,883)	768,883	-0-
Net loss for the year (restated)	(454,553)	(454,553)
Balance, December 31, 2012 (restated)	65	$-0-	14,232,496	$14,232	20,058,051	$6,164,666	$-0-	$(24,832,067)	$1,404,882
Issuance of stock options:
to employees	7,720	7,720
for consulting	70,961	(59,134)	11,827
Issuance of common stock:
for services	40,000	40	68,860	68,900
for employment severance	500,000	500	504,500	(505,000)	-0-
for correction of prior issue	1,000	1	(1)	-0-
Reclassify expired warrants	(1,910,002)	1,910,002	-0-
Expense consulting services	330,192	330,192
Net income for the period	215,847	215,847
Balance, December 31, 2013	65	$-0-	14,773,496	$14,773	$18,148,049	$8,726,708	$(233,942)	$(24,616,220)	$2,039,368

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2013 and 2012

		For the
	For the	year ended
	year ended	December 31,
	December 31,	2012
	2013	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$215,847	$(454,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	193,791	187,104
Stock issued for services	-0-	49,618
Stock options issued for services	19,547	40,007
Stock-based compensation	399,092	180,640
Bad debt expense	-0-	6,923
Changes in:
Accounts receivable	(950,166)	(151,851)
Prepaid expenses	56,387	50,874
Accounts payable	134,046	(282,019)
Revenue share payable	1,103,084	90,577
Accrued expenses	6,000	(60,000)
Deferred revenue	(45,000)	(281,353)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,132,628	(624,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-0-	(2,230)
Patent rights	(150,588)	-0-
Web development costs	(148,060)	(48,640)
NET CASH USED IN INVESTING ACTIVITIES	(298,648)	(50,870)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	833,980	(674,903)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	284,263	959,166
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,118,243	$284,263
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$233,942	$-0-

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the disclosure requirements around fair value establish a fair value hierarchy for valuation inputs which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. The Company’s stock options and warrants are valued using level 3 inputs.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts receivable, prepaid expenses, patent rights, web development costs, accounts payable, accounts payable – related party, accrued expenses and deferred revenue are valued using level 1 inputs. The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $0 and $6,923 for the years ended December 31, 2013 and 2012, respectively. The allowance for doubtful accounts was $0 as of December 31, 2013 and 2012.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

Revenue Recognition and Revenue Share Expense

All revenue is recognized when it is earned. Revenues are generated either through the Company’s web-based activities, in which we earn revenue from advertising and lead generation activities, from our SampleMD activities by which we deliver eCoupons and eVouchers through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), or from reselling services for other of our partners products that complement our business.

For our SampleMD business the company recognizes setup fees that are required for integrating client offerings and campaigns into the SampleMD content delivery system and network. Setup fees are recognized upon completion of the setup and launch of the client’s campaign within the SampleMD system. As the eCoupons and or eVouchers are distributed through the SampleMD platform and network of channel partners (a transaction), these transactions are recorded and revenue is recognized. Revenue for transactions can be realized as cost per distribution or cost per redemption depending on the client contract. Additionally, the company also recognizes revenue for providing program performance reporting and maintenance, either by the company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are administered monthly and recognized as recurring monthly revenue.

The company on occasion has also resold products and or services that are available through our channel partners, and that is complementary to our core businesses and client base. In these events net revenue is recognized as this is a commission based revenue split that the company recognizes.

Based on the volume of transactions that are delivered through our channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fee depending upon if the revenue is generated through distributions and or redemptions and can also be specific to special considerations and campaigns. Traditionally, revenue share has been recognized between 25% and 50% of the transaction value. See Note 18.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are included in the diluted earnings per share calculation for the year ended December 31, 2013. They have not been included in the diluted earnings per share calculation for the year ended December 31, 2012 since their effect is anti-dilutive.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Insurance	$6,722	$6,437
Rent	5,049	5,049
Consulting	0	31,672
Legal	0	25,000
Total prepaid expenses	$11,771	$68,158

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Computer equipment	$22,360	$22,360
Furniture and fixtures	11,088	11,088
Subtotal	33,448	33,448
Accumulated depreciation	(18,391)	(12,763)
Property and equipment, net	$15,057	$20,685

Depreciation expense was $5,628 and $5,476 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 – WEB-BASED TECHNOLOGY

The Company has capitalized costs in developing their web-based technology, which consisted of the following as of December 31, 2013 and 2012:

	2013	2012
OptimizeRx web-based technology	$154,133	$154,133
SampleMD web-based technology	602,517	602,517
SampleMD 2.0 web-based technology	148,060	0
Subtotal, web-based technology	904,710	756,650
Accumulated amortization	(440,641)	(310,352)
Impairment	(59,083)	(59,083)
Web-based technology, net	$404,986	$387,215

Amortization is recorded using the straight-line method over a period of five years. The Company is currently developing enhanced SampleMD web-based technology and has capitalized $148,060. The development is currently in process. It was not completed at December 31, 2013. Accordingly, no amortization has been recorded. The development is expected to be completed in 2014. Amortization expense for the web-based technology costs was $130,289 and $126,923 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – PATENT AND TRADEMARKS

On April 26, 2010, the Company acquired from an officer and shareholder the technical contributions and assignment of all exclusive rights to and for the SampleMD patent in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options valued at $360,000. The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

The Company has capitalized costs in purchasing and defending the SampleMD patent, which consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	87,993	0
New patents and trademarks	62,595	0
Accumulated amortization	(194,638)	(136,764)
Patent rights and intangible assets, net	$885,950	$793,236

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 6 – PATENT AND TRADEMARKS (CONTINUED)

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $57,874 and $54,705 for the years ended December 31, 2013 and 2012, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for either the distribution or redemption of coupons. The payments are not taken into revenue until either the coupon is distributed to a patient or the coupon has been redeemed depending on the specific contract. The distributions and redemptions are tracked by the Company’s administrative tool. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $4,252 and $49,252 as of December 31, 2013 and 2012, respectively.

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

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2013. There were 14,773,496 and 14,232,496 common shares issued and outstanding at December 31, 2013 and 2012, respectively.

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

On June 1, 2013, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 20,000 shares of common stock as of the date of the contract. The Company also agreed to issue an additional 20,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 20,000 shares were valued at the Company’s common stock closing price as of the date of the contract, which was $1.945/share; and the second 20,000 shares were valued at the Company’s common stock closing price of $1.50/share on the date of issuance, and have been expensed.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – COMMON STOCK (CONTINUED)

On September 20, 2013, the Company entered into a separation agreement that includes post-employment consulting services with a former officer. The Company agreed to issue 500,000 shares of common stock, 250,000 shares immediately and 250,000 by January 1, 2014. The first 250,000 shares have been issued and the Company has recognized the entire issuance in the December 31, 2013 shares outstanding. The shares were valued at $505,000 and $174,808 of that amount remains as deferred stock compensation as of December 31, 2013.

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

On May 12, 2010, the Company’s Board declared and issued 236,598 common shares as payment for all cumulative and current semi-annual dividends. On November 16, 2010, the Company’s Board declared and issued 173,922 common shares for its semi-annual dividend payment. On March 25, 2011, the Company’s Board declared and issued 176,768 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 156,306 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $350,000 and undeclared dividends of $350,000 that were due in February and September 2013 for a total undeclared amount of $700,000 as of December 31, 2013.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On March 25, 2011, the Company’s Board declared and issued 75,758 common shares for its semi-annual dividend payment. On September 21, 2011, the Company's Board declared and issued 66,988 common shares for its semi-annual dividend payment. The Company has undeclared dividends that were due in February and September 2012 totaling $150,000 and undeclared dividends of $150,000 that were due in February and September 2013 for a total undeclared amount of $300,000 as of December 31, 2013.

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

DECEMBER 31, 2013

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

During the quarter ended December 31, 2011, the Company issued 20,000 stock options to 2 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 204-205%, risk-free interest rate of 0.88-0.93% and expected life of 60 months. The total value of the options was $19,270. The options vest over one year.  The Company recognized share-based compensation expense of $2,480 and $16,790 during the years ended December 31, 2012 and 2011, respectively.

On November 21, 2011, the Company issued 100,000 stock options to an individual at an exercise price of $0.73. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 205%, risk-free interest rate of 0.92% and expected life of 60 months. The Company recognized expenses of $91,811 and $8,346 during the years ended December 31, 2012 and 2011, respectively.

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

During the quarter ended December 31, 2012, the Company issued 25,000 stock options to a non-employee at an exercise price of $1.58. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 0.67% and expected life of 60 months. The total value of the options was $40,007. The options vest over 1 year. The Company recognized share-based compensation expense of $31,672 and $8,335 during the years ended December 31, 2013 and 2012, respectively.

On October 30, 2013, the Company issued 50,000 stock options to 6 employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 171%, risk-free interest rate of 1.30% and expected life of 60 months. The total value of the options was $46,322. The options vest over one year.  The Company recognized share-based compensation expense of $7,720 during the year ended December 31, 2013. The remaining balance will be recognized during 2014.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

On November 8, 2013, the Company issued 75,000 stock options to 2 non-employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 171%, risk-free interest rate of 1.42% and expected life of 60 months. The total value of the options was $70,961. The options vest over 1 year. The Company recognized share-based compensation expense of $11,827 during the three months ended December 31, 2013. The remaining balance of $59,134 has been recorded as deferred stock compensation and will be recognized during 2014.

The Company had the following options outstanding as of December 31, 2013:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2012	405,000	$1.01
Granted - 2012	75,000	1.17
Exercised - 2012	0	0
Expired – 2012	(455,000)	(.98)
Balance, December 31, 2012	25,000	1.58
Granted – 2013	125,000	1.00
Exercised – 2013	0	0
Expired – 2013	(25,000)	(1.58)
Balance, December 31, 2013	125,000	$1.00

The Company had the following warrants outstanding as of December 31, 2013:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2012	14,344,434	$2.41
Granted - 2012	0	0
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	14,344,434	2.41
Granted - 2013	0	0
Exercised - 2013	0	0
Expired - 2013	(686,100)	(2.71)
Balance, December 31, 2013	13,658,334	$2.44

NOTE 13 – OPERATING LEASES

The Company signed a lease for new office space on December 1, 2011 at an approximate rent of $5,000 per month. The new offices are in Rochester, Michigan. The lease is for three years with an option to renew for an additional two years at approximately $5,200 per month with six months advance notice to exercise the option. Minimum annual rent is as follows for the initial term of the lease:

Year ended December 31, 2014	$55,542
Total lease commitment	$55,542

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 14 – MAJOR CUSTOMERS

The Company had two major customers that accounted for 58% and two major customers that accounted for 52% of the Company’s revenues for the years ended December 31, 2013 and 2012, respectively. The Company expects to continue to maintain these relationships with the customers.

NOTE 15 – INCOME TAXES

For the year ended December 31, 2013, the Company incurred net income of approximately $216,000 but has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of approximately $13,934,000 through December 31, 2012. The cumulative loss of approximately $13,718,000 will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax (expense) benefit attributable to:
Current operations	$(73,000)	$155,000
Valuation allowance	73,000	(155,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,665,000	$4,738,000
Valuation allowance	(4,665,000)	(4,738,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,718,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 17 – OPERATING EXPENSES

Operating expenses consisted of the following for the years ended December 31, 2013 and 2012, respectively:

	Years ended December 31,	Years ended December 31,
	2013	2012
Advertising	$47,105	$57,218
Professional fees	552,824	263,396
Consulting	100,077	19,148
Salaries, wages and benefits	1,319,712	1,184,367
Rent	60,592	62,362
Depreciation and amortization	193,971	187,104
Stock-based compensation	411,412	285,605
General and administrative	288,297	269,448
Total Operating Expenses	$2,973,990	$2,328,648

NOTE 18 – RESTATEMENT

During the quarter ended December 31, 2013, the Company corrected an accounting error related to revenue share expenses. The Company will accrue the expense for amounts due, versus when they are paid, for proper matching. The revenue share expense was not properly accrued at the end of 2012 or at the end of each 2013 quarter

The restated Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2012 is as follows:

Year ended December 31, 2012
Financial Statement	Line Item	Corrected	Previously Stated
Balance sheet	Revenue share payable	$90,577	$0
Income statement	Revenue share expense	$115,360	$24,783
Income statement	Loss from operations	$(454,922)	$(364,345)
Income statement	Loss before provision for income taxes	$(454,553)	$(363,976)
Income statement	Net loss	$(454,553)	$(363,976)
Statement of cash flows	Net loss	$(454,553)	$(363,976)
Statement of cash flows	Increase in revenue share payable	$90,577	$0

NOTE 19 – SUBSEQUENT EVENTS

On January 2, 2014 the Company executed an amendment to their securities redemption option agreement with Vicis Capital Master Fund that provides an option to purchase all of the outstanding shares and derivative securities held by Vicis for a total of $6,000,000. The term of the option is through March 31, 2014. The original agreement payment was for $9,000,000 and term was through December 30, 2013.

On March 17, 2014, the Company entered into a securities purchase agreement, pursuant to which the Company sold an aggregate of 8,333,333 shares of the Company’s common stock for $1.20 per share, or gross proceeds of $10,000,000.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 19 – SUBSEQUENT EVENTS (CONTINUED)

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of the Company's common stock with an exercise price of $1.20 per share and a term of 5 years. The agent warrants also provide for piggy-back registration rights.

The Company used a portion of the net proceeds of the offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provides the Company with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities include the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds will be used for working capital purposes.

On November 5, 2012, LDM Group, LLC (“LDM”) commenced an action against the Company in the United States District Court for the Eastern District of Missouri, Eastern Division. The complaint alleged that OptimizeRx infringed on a patent issued on February 21, 2012 in favor of LDM. LDM alleged that its patent is an invention of a method for making available targeted content to a prescription medication patient while the patient is still in the physician’s office. According to LDM, the Company’s Integrated SampleMD uses systems and methods that perform the elements of the LDM patent and, therefore, infringes on its patent.  On February 25, 2013, a Settlement and Patent License Agreement was reached with LDM, and LDM subsequently dismissed the lawsuit with prejudice.  On April 23, 2013, however, LDM reinstituted the patent infringement action in the United States District Court for the Eastern District of Missouri, Eastern Division claiming that OptimizeRx breached the Settlement and Patent License Agreement. The Company continued to vigorously defend the OptimizeRx technology, preparing for litigation, depositions and patent protection while also positioning for legal actions against LDM. On February 28, 2014, a Settlement Agreement was reached with LDM, and the judge dismissed the case with prejudice on March 18, 2014. Per the terms of the settlement agreement, the Company paid a one-time fee of $400,000 and will pay LDM the greater of $0.37 per patient discount distributed by OptimizeRx or 10% of the total revenue earned by OptimizeRx for distribution and redemption of all patent discounts.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2013.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iii) insufficient levels of supervision and review of the accounting and financial reporting process.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2013.

Name	Age	Position(s) and Office(s) Held
David Lester	56	Chief Operating Officer, Secretary, Treasurer and Director
David A. Harrell	48	Chairman, Chief Executive Officer, Chief Strategic Officer and Director
Terence J. Hamilton	48	Director and VP of Sales

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

For the fiscal year ending December 31, 2013, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2013 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Shad Stastney Former Chairman, President, CEO and Director	0	1	0
David Lester COO, Secretary, Treasurer and Director	0	0	0
David A. Harrell CEO, Vice Chairman, Chief Strategic Officer and Director	0	0	0
Terence J. Hamilton VP of Sales and Director	0	0	0
Richard Kraniak 10% Holder	0	0	0

Code of Ethics

As of December 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shad Stastney Former Chairman, President, CEO and Director	2012 2013	0 126,762							0 126,762
David Lester COO, Secretary, Treasurer and Director	2012 2013	157,500 157,500	10,000 15,000						167,500 172,500
David A. Harrell Chairman, Chief Executive Officer, Chief Strategic Officer and Director	2012 2013	166,698 180,104	50,000 19,151						216,698 199,255
Terence J. Hamilton VP of Sales and Director	2012 2013	157,500 157,500	7,000 11,000						164,500 168,500

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

On August 14, 2013, we amended the employment agreement with Mr. Stastney. Pursuant to the terms and conditions of the Amendment to Employment Agreement with Shad Stastney:

▪	Mr. Stastney agreed to non-competition and non-solicitation restrictions with our company during the term of his employment and two years thereafter;
▪	The term of Mr. Stastney’s employment shall be for one year, and shall automatically renew for each year thereafter unless terminated on thirty day’s notice before the end of the term; and
▪	Mr. Stastney shall be entitled to two years of severance pay if he is terminated with or without cause.

On September 20, 2013, we entered into a Separation Agreement with Mr. Stastney regarding the terms and conditions of his departure from the Company (the “Agreement”). Pursuant to the provisions of the Agreement, we agreed with Mr. Stastney as follows:

▪	As of the date of the Agreement, Mr. Stastney is no longer an officer or director of our company and all prior agreements with Mr. Stastney are terminated in their entirety;
▪	Mr. Stastney shall receive 500,000 shares of our common stock, half now and the rest by January 1, 2014;
▪	We agreed to use our best efforts to register Mr. Stastney’s shares on Form S-8 by March 1, 2014;
▪	We agreed to pay Mr. Stastney $126,762 and his reasonable out of pocket expenses incurred on our behalf;
▪	The parties agreed to a mutual release of all claims and Mr. Stastney further agreed to certain covenants as provided for in the Agreement; and
▪	Mr. Stastney will be involved with our company in a limited role as a consultant for one year to assist us on financing, strategic and legal initiatives and to help the transition with several ongoing projects.

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

On August 14, 2013, we amended the employment agreement with Mr. Lester. Pursuant to the terms and conditions of the Amendment to Employment Agreement with David Lester:

▪	Mr. Lester will serve as Chief Operating Officer of our company; and
▪	Mr. Lester will earn a base salary of $157,500 per year.

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

On August 14, 2013, we amended the employment agreement with Mr. Hamilton. Pursuant to the terms and conditions of the Amendment to Employment Agreement with Terry Hamilton:

▪	Mr. Hamilton will earn a base salary of $157,500 per year.

On August 14, 2013 we granted restricted stock awards under our 2013 Incentive Plan. Mr. Hamilton was awarded 215,625 shares of our common stock. The restricted stock awards will vest 50% on the date six months and one day after the date of grant, and the remaining 50% one year after the first vesting date.

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

On August 14, 2013, we amended the employment agreement with Mr. Harrell Pursuant to the terms and conditions of the Amendment to Employment Agreement with David Harrell:

▪	Mr. Harrell will serve as Vice Chairman of the Board and Chief Strategy Officer of our company;
▪	The term of Mr. Harrell’s employment shall be for one year, and shall automatically renew for each year thereafter unless terminated on thirty day’s notice before the end of the term; and
▪	Mr. Harrell will earn a base salary of $183,750 per year;

On August 14, 2013 we granted restricted stock awards under our 2013 Incentive Plan. Mr. David Harrell was awarded 121,875 shares of our common stock. The restricted stock awards will vest 50% on the date six months and one day after the date of grant, and the remaining 50% one year after the first vesting date.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Lester	375,000 125,000 55,000	$0.35(1) $0.35(1) $1.00	10/1/14 12/22/14 5/31/16
David Harrell	100,000 200,000 102,500	$1.00 $1.81 $1.00	3/5/14 4/26/15 5/31/16	121,875	225,468
Terence J. Hamilton	150,000 127,500	$1.00 $1.00	3/5/14 5/31/16	215,625	398,906

 (1) These are warrants that were revalued on October 1, 2009 to $0.35 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth, as of March 31, 2014, the beneficial ownership of our common and preferred stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Unless otherwise noted, the address of each beneficial owner is located at 400 Water Street, Ste. 200, Rochester, MI 48307.

Title of class	Name and address of beneficial owner(1)	Amount of beneficial ownership	Percent of class (2)
Common	David Lester(3)	483,348	2.1%
Common	David Harrell(4)	3,599,687	15.5%
Common	Terence J. Hamilton(5)	754,812	3.2%
Total of All Directors and Executive Officers:	4,837,847	20.5%
More Than 5% Beneficial Owners:
Common	Bradley Louis Radoff 117 W Loop S, Ste 1625 Houston, TX 77027	3,250,000	14.2%
Common	Wolverine Flagship Fund Trading Limited 175 W Jackson Blvd, 3rd Flr Chicago, IL 60604	2,083,500	9.1%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 22,809,586 voting shares as of March 31, 2014.
(3)	Includes 428,348 shares held in his name and options to purchase 55,000 shares of common stock at $1.00 per share.
(4)	Includes 3,197,187 shares held in his name, options to purchase 402,500 shares of common stock at prices ranging from of $1.00 to $1.81 per share.
(5)	Includes 527,312 shares held in his name and options to purchase 227,500 shares of common stock at a price of $1.00 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since January 1, 2013 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Securities Redemption Option Agreement

On March 17, 2014, we raised gross proceeds of $10,000,000 in an unregistered offering (the “Offering”) with certain accredited investors. We used a portion of the net proceeds of the Offering to exercise the Securities Redemption Option Agreement, as amended, with Vicis Capital Master Fund (“Vicis”) that provides us with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of six million dollars ($6,000,000). The shares and derivative securities include the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in our company.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$33,900	$0	$2,800	$0
2012	$24,650	$0	$2,750	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[1]
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company[1]
10.1	Termination Agreement and Release, dated September 16, 2011[2]
10.2	Securities Purchase Agreement, dated September 16, 2011[2]
10.3	Amended and Restated Guarantee Agreement, dated September 16, 2011[2]
10.4	Second Amended and Restated Registration Rights Agreement, dated September 16, 2011[2]
10.5	Third Amended and Restated Security Agreement, dated September 16, 2011[2]
10.6	Third Amended and Restated Guarantor Security Agreement, dated September 16, 2011[2]
10.7	Employment Agreement, dated January 14, 2013[3]
10.8	Securities Redemption Option Agreement, dated January 10, 2013[4]
10.9	Amendment No. 1 to Securities Redemption Option Agreement[5]
10.10	Separation Agreement, dated September 20, 2013[6]
10.11	Shad Stastney Amendment to Employment Agreement, dated August 14, 2013[7]
10.12	David Lester Amendment to Employment Agreement, dated August 14, 2013[7]
10.13	David Harrell Amendment to Employment Agreement, dated August 14, 2013[7]
10.14	Terrance Hamilton Amendment to Employment Agreement, dated August 14, 2013[7]
21.1	List of Subsidiaries[1]
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

5 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 2, 2014.

6 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 20, 2013.

7 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on August 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ David Harrell
Shad Stastney Chief Executive Officer, Principal Executive Officer and Director
March 31, 2014

OptimizeRx Corporation

By:	/s/ H. David Lester
H. David Lester Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Director
March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Director
Date:	March 31, 2014

By:	/s/ David Lester
David Lester
Title:	Director
Date:	March 31, 2014

By:	/s/ Terence J. Hamilton
Terence J. Hamilton
Title:	Director
Date:	March 31, 2014

