Form 10-Q
period 2014-03-31
OptimizeRx Corp
filed 2014-05-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,580,863 common shares as of May 12, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (Unaudited) as of March 31, 2014 and December 31, 2013;
F-2	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014 and 2013;
F-3	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013;
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2014 15

ASSETS	March 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$4,030,730	$1,118,243
Accounts receivable	1,111,379	1,566,964
Prepaid expenses	11,805	11,771
Total Current Assets	5,153,914	2,696,978

Property and equipment, net	13,688	15,057

Other Assets
Patent rights, net	903,617	885,950
Web-based technology, net	439,054	404,986
Security deposit	5,049	5,049
Total Other Assets	1,347,720	1,295,985

TOTAL ASSETS	$6,515,322	$4,008,020

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$230,178	$188,739
Accounts payable - related party	570,000	570,000
Accrued expenses	146,042	12,000
Revenue share payable	797,725	1,193,661
Deferred revenue	168,714	4,252
Total Liabilities	1,912,659	1,968,652

Stockholders' Equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 65 shares issued and outstanding	0	0
Common stock, $.001 par value, 500,000,000 shares authorized, 23,168,337 and 14,773,496 shares issued and outstanding	23,168	14,773
Stock warrants	3,147,709	18,148,049
Additional paid-in-capital	27,155,730	8,726,708
Deferred stock compensation	(454,409)	(233,942)
Accumulated deficit	(25,269,535)	(24,616,220)
Total Stockholders' Equity	4,602,663	2,039,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,515,322	$4,008,020

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
		(restated)
NET REVENUE	$1,317,347	$669,290

REVENUE SHARE EXPENSE	498,810	159,815

GROSS MARGIN	818,537	509,475

EXPENSES
Operating expenses (See Note 16)	1,471,958	733,969

(LOSS) FROM OPERATIONS	(653,421)	(224,494)

OTHER INCOME (EXPENSE)
Interest income	106	56

TOTAL OTHER INCOME (EXPENSE)	106	56

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(653,315)	(224,438)

PROVISION FOR INCOME TAXES	-0-	-0-

NET (LOSS)	$(653,315)	$(224,438)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	16,683,894	14,232,196

NET (LOSS) PER SHARE: BASIC	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	16,683,894	14,232,196

NET (LOSS) PER SHARE: DILUTED	$(0.04)	$(0.02)

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) for the period	$(653,315)	$(224,438)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	58,906	48,111
Stock options issued for services	59,620	-0-
Stock-based compensation	361,957	43,750
Changes in:
Accounts receivable	455,585	(43,871)
Prepaid expenses	(34)	35,822
Accounts payable	41,439	1,993
Revenue share payable	(395,935)	119,612
Accrued expenses	134,042	(6,000)
Deferred revenue	164,462	31,520
NET CASH PROVIDED BY OPERATING ACTIVITIES	226,727	6,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent rights	(33,297)	(30,368)
Web development costs	(75,975)	-0-
NET CASH USED IN INVESTING ACTIVITIES	(109,272)	(30,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,000,000	-0-
Equity issuance costs	(1,204,968)	-0-
Purchase of common and preferred stock and warrants	(6,000,000)	-0-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,795,032	-0-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,912,487	(23,869)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,118,243	284,263

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,030,730	$260,394

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equity issuance costs	$378,000	$-0-
Stock warrants issued for equity issuance costs	$1,110,211	$-0-
Cashless exercise of stock warrants	$106,405	$-0-
Common stock issued as deferred stock compensation	$285,187	$-0-

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

MARCH 31, 2014

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

The carrying value of the Company’s financial assets and liabilities which consist of cash and cash equivalents, accounts receivable, prepaid expenses, patent rights, web development costs, security deposit, accounts payable, accounts payable – related party, accrued expenses, revenue share payable and deferred revenue are valued using level 1 inputs. The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $0 for the three months ended March 31, 2014 and 2013. The allowance for doubtful accounts was $0 as of March 31, 2014 and December 31, 2013.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Based on the volume of transactions that are delivered through our channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign through their network. Revenue shares are a negotiated percentage of the transaction fee depending upon if the revenue is generated through distributions and or redemptions and can also be specific to special considerations and campaigns. Traditionally, revenue share has been recognized between 25% and 50% of the transaction value.

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

MARCH 31, 2014

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are included in the per share calculation for the three months ended March 31, 2014. They have not been included in the diluted earnings per share calculation for the year ended December 31, 2013 since their effect is anti-dilutive.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Insurance	$6,756	$6,722
Rent	5,049	5,049
Total prepaid expenses	$11,805	$11,771

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Computer equipment	$22,360	$22,360
Furniture and fixtures	11,088	11,088
Subtotal	33,448	33,448
Accumulated depreciation	(19,760)	(18,391)
Property and equipment, net	$13,688	$15,057

Depreciation expense was $1,369 and $1,407 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 – WEB-BASED TECHNOLOGY

The Company has capitalized costs in developing their web-based technology, which consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
OptimizeRx web-based technology	$154,133	$154,133
SampleMD web-based technology	602,517	602,517
SampleMD 2.0 web-based technology	224,035	148,060
Subtotal, web-based technology	980,685	904,710
Accumulated amortization	(482,548)	(440,641)
Impairment	(59,083)	(59,083)
Web-based technology, net	$439,054	$404,986

Amortization is recorded using the straight-line method over a period of five years. The Company is currently developing enhanced SampleMD web-based technology and has capitalized $224,035, which was completed in March 2014. Accordingly, amortization has been recorded. Amortization expense for the web-based technology costs was $41,907 and $32,572 for the three months ended March 31, 2014 and 2013, respectively.

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

The Company has capitalized costs in purchasing and defending the SampleMD patent, which consisted of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	111,707	87,993
New patents and trademarks	72,178	62,595
Accumulated amortization	(210,268)	(194,638)
Patent rights and intangible assets, net	$903,617	$885,950

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6 – PATENT AND TRADEMARKS (CONTINUED)

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $15,630 and $14,132 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Audit fees	$0	$12,000
Payroll taxes	146,042	0
	$146,042	$12,000

NOTE 8 – DEFERRED REVENUE

The Company has signed several contracts with customers for either the distribution or redemption of coupons. The payments are not taken into revenue until either the coupon is distributed to a patient or the coupon has been redeemed depending on the specific contract. The distributions and redemptions are tracked by the Company’s administrative tool. Additionally, customer setup contracts that have been paid in full are deferred until the Company has completed the obligations of the contacts. Deferred revenue was $168,714 and $4,252 as of March 31, 2014 and December 31, 2013, respectively.

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

NOTE 10 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of March 31, 2014. There were 23,168,337 and 14,773,496 common shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

On June 1, 2013, the Company entered into an amended consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 20,000 shares of common stock as of the date of the contract. The Company also agreed to issue an additional 20,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 40,000 shares were valued at the Company’s common stock price as of the date of the contract, which was $1.945/share and $1.50/share, respectively, and have been expensed. The Company has also issued an additional 10,000 shares for work beyond the original scope of the contract in February 2014 valued at $18,500.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 10 – COMMON STOCK (CONTINUED)

On September 20, 2013, the Company entered into a separation agreement that includes post-employment consulting services with a former officer. The Company agreed to issue 500,000 shares of common stock, 250,000 shares immediately and 250,000 by January 1, 2014. The first 250,000 shares have been issued and the Company has recognized the entire issuance in the December 31, 2013 shares outstanding. The shares were valued at $505,000 and $116,538 of that amount remains as deferred stock compensation as of March 31, 2014. Stock-based compensation of $58,270 was recorded in connection with this agreement during the three months ended March 31, 2014.

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

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of the Company's common stock with an exercise price of $1.20 per share and a term of 5 years. The agent warrants also provide for piggy-back registration rights. The warrants were valued at $1,110,211 and have been recorded as equity issuance costs.

In addition to the warrants, the Company also issued 200,000 shares to three officers in connection with the equity raise. The stock was valued based on the fair market value on the grant date which was $378,000. The amount has been recorded as equity issuance costs.

The Company used the net proceeds of the offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provides the Company with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities include the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds will be used for working capital purposes.

During the three months ended March 31, 2014, the Company granted 337,500 shares of common stock to two employees as bonuses valued at $570,375. As of March 31, 2014, only 50% of the shares had vested. The company recorded the remaining 50% as deferred stock-based compensation. Stock-based compensation related to these bonuses was $285,188 for the three months ended March 31, 2014. The remainder will be expensed once the other 50% of the shares have vested in August 2014.

On January 29, 2014, an officer exercised 500,000 stock warrants using the cashless exercise feature. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 11 – PREFERRED STOCK

Series A Preferred

During the year ended December 31, 2008, 35 preferred shares were issued for $3,500,000. Issuance costs totaled $515,000 resulting in net proceeds of $2,985,000. The 35 shares were convertible to 3,500,000 shares of common stock and bore a 10% cumulative dividend. In addition, there was a warrant issued to purchase 6,000,000 shares of common stock at an exercise price of $2 for a period of seven years.

The Company had undeclared dividends that were due in February and September 2012 totaling $350,000 and undeclared dividends of $350,000 that were due in February and September 2013 for a total undeclared amount of $700,000 as of December 31, 2013.

All Series A preferred stock was repurchased as part of the securities buyout by the Company on March 17, 2014 and all undeclared dividends were cancelled. The related warrants were also purchased as part of the buyout.

Series B Preferred

During the year ended December 31, 2010, 15 preferred shares were issued for $1,500,000. The 15 shares were convertible to 1,000,000 shares of common stock and bore a 10% cumulative dividend. In addition, there was a warrant issued to purchase 3,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

During the quarter ended September 30, 2011, 15 preferred shares were issued to an investor for $1,500,000. The 15 shares are convertible to 1,000,000 shares of common stock and bear a 10% cumulative dividend. In addition, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

The Company had undeclared dividends that were due in February and September 2012 totaling $150,000 and undeclared dividends of $150,000 that were due in February and September 2013 for a total undeclared amount of $300,000 as of December 31, 2013.

All Series B preferred stock was repurchased as part of the Vicis securities buyout by the Company on March 17, 2014 and all undeclared dividends were cancelled. The related warrants were also purchased as part of the buyout.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the quarter ended December 31, 2012, the Company issued 25,000 stock options to a non-employee at an exercise price of $1.58. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 200%, risk-free interest rate of 0.67% and expected life of 60 months. The total value of the options was $40,007. The options vested over 1 year. The Company recognized share-based compensation expense of $10,002 during the three months ended March 31, 2013. The remainder was expensed during the rest of 2013.

On October 30, 2013, the Company issued 50,000 stock options to six employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 171%, risk-free interest rate of 1.30% and expected life of 60 months. The total value of the options was $46,322. The options vest over one year.  The Company recognized share-based compensation expense of $7,720 during the year ended December 31, 2013 and $11,581 during the three months ended March 31, 2014. The remaining balance will be recognized during the rest of 2014.

On November 8, 2013, the Company issued 75,000 stock options to two non-employees at an exercise price of $1.00. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 171%, risk-free interest rate of 1.42% and expected life of 60 months. The total value of the options was $70,961. The options vest over 1 year. The Company recognized share-based compensation expense of $11,827 and $17,740 during the three months ended December 31, 2013 and March 31, 2014, respectively. The remaining balance of $41,394 has been recorded as deferred stock compensation and will be recognized during the rest of 2014.

During the quarter ended March 31, 2014, the Company issued 267,500 stock options to five employees at exercise prices of $1.54 and $1.82. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 172%, risk-free interest rates of 1.58% and 1.46% and expected life of 60 months. The total value of the options was $423,712. The options vest over one year. The Company recognized share-based compensation expense of $24,654 during the three months ended March 31, 2014. The remaining balance will be recognized during 2014 and 2015.

During the quarter ended March 31, 2014, the Company issued 10,000 stock options to a non-employee at exercise price of $1.85. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 171%, risk-free interest rates of 1.64% and expected life of 60 months. The total value of the options was $16,935. The options vest over six months. The Company recognized share-based compensation expense of $5,645 during the three months ended March 31, 2014. The remaining balance will be recognized during 2014.

On March 17, 2014, the Company issued 804,139 warrants to two companies at an exercise price of $1.20. The warrants were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 172%, risk-free interest rate of 1.58% and expected life of 60 months. The Company recognized $1,110,211 during the three months ended March 31, 2014 as equity issuance costs related to these warrants.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company had the following options outstanding as of March 31, 2014:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2013	1,276,100	$0.97
Granted – 2013	2,125,000	1.00
Exercised – 2013	0	0
Expired – 2013	(2,271,100)	(1.00)
Balance, December 31, 2013	1,130,000	0.97
Granted – 2014	277,500	1.75
Exercised – 2014	0	0
Expired – 2014	0	0
Balance, March 31, 2014	1,407,500	$1.12

The Company had the following warrants outstanding as of March 31, 2014:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2013	12,277,000	$2.25
Granted – 2013	0	0
Exercised – 2013	0	0
Expired – 2013	(527,000)	(1.73)
Balance, December 31, 2013	11,750,000	2.27
Granted – 2014	804,139	1.20
Exercised – 2014	(500,000)	(0.35)
Cancelled – 2014	(10,000,000)	(2.40)
Expired – 2014	0	0
Balance, March 31, 2014	2,054,139	$1.70

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

NOTE 14 – MAJOR CUSTOMERS

The Company had three major customers that accounted for 44% and three major customers that accounted for 72% of the Company’s revenues for the three months ended March 31, 2014 and 2013, respectively. The Company expects to continue to maintain these relationships with the customers.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 15 – INCOME TAXES

For the three months ended March 31, 2014, the Company incurred net loss of approximately $653,000 and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of approximately $13,718,000 through December 31, 2013. The cumulative loss of approximately $14,371,000 will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the three months ended March 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$222,000	$36,000
Valuation allowance	(222,000)	(36,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and December 31, 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$4,996,000	$4,774,000
Valuation allowance	(4,996,000)	(4,774,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $14,371,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 16 – OPERATING EXPENSES

Operating expenses consisted of the following for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Advertising	$29,600	$3,340
Professional fees	92,553	53,098
Consulting	15,814	20,407
Salaries, wages and benefits	349,096	375,071
Rent	15,148	15,148
Depreciation and amortization	58,906	48,111
Settlement expense	400,000	0
Stock-based compensation	421,577	0
General and administrative	89,264	218,794
Total Operating Expenses	$1,471,958	$733,969

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 17 – RESTATEMENT

During the quarter ended December 31, 2013, the Company corrected an accounting error related to revenue share expenses. The Company will accrue the expense for amounts due, versus when they are paid, for proper matching. The revenue share expense will now reflect the expense associated with the revenue from that particular quarter and year end. The Company will restate quarters 1 - 3 of 2013 as the 2014 quarterly statements are prepared. The full impact of the restatement is reflected in the December 31, 2013 balance sheet.

The restated Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2013 is as follows:

Three months ended March 31, 2013
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Revenue share expense	$159,815	$40,203
Income statement	Loss from operations	$(224,494)	$(104,882)
Income statement	Loss before provision for income taxes	$(224,438)	$(104,826)
Income statement	Net loss	$(224,438)	$(104,826)
Statement of cash flows	Net loss	$(224,438)	$(104,826)
Statement of cash flows	Increase in revenue share payable	$119,612	$0

NOTE 18 – LAWSUIT SETTLEMENT

On November 5, 2012, LDM Group, LLC (“LDM”) commenced an action against the Company in the United States District Court for the Eastern District of Missouri, Eastern Division. The complaint alleged that OptimizeRx infringed on a patent issued on February 21, 2012 in favor of LDM. LDM alleged that its patent is an invention of a method for making available targeted content to a prescription medication patient while the patient is still in the physician’s office. According to LDM, the Company’s Integrated SampleMD uses systems and methods that perform the elements of the LDM patent and, therefore, infringes on its patent.  On February 25, 2013, a Settlement and Patent License Agreement was reached with LDM, and LDM subsequently dismissed the lawsuit with prejudice.  On April 23, 2013, however, LDM reinstituted the patent infringement action in the United States District Court for the Eastern District of Missouri, Eastern Division claiming that OptimizeRx breached the Settlement and Patent License Agreement. The Company continued to vigorously defend the OptimizeRx technology, preparing for litigation, depositions and patent protection while also positioning for legal actions against LDM. On February 28, 2014, a Settlement Agreement was reached with LDM, and the judge dismissed the case with prejudice on March 18, 2014. Per the terms of the settlement agreement, the Company paid a one-time fee of $400,000 and will pay LDM the greater of $0.37 per patient discount distributed by OptimizeRx or 10% of the total revenue earned by OptimizeRx for distribution and redemption of all patent discounts. This amount was included in operating expenses in the consolidated statement of operations for the three months ended March 31, 2014.

NOTE 19 – SUBSEQUENT EVENTS

On May 12, 2014, the Company hired a new CFO. Per the terms of the employment agreement, the CFO will earn a salary of $125,000 per year and was granted 100,000 stock options as a signing bonus.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

Company Highlights within 1st quarter 2014

1)	We acquired $10 million dollars in new capital to exercise the negotiated buyout of Vicis, which netted out an additional $3 million dollars to us, and a reduction of approximately 7 million in fully diluted shares.
2)	We nearly doubled our sales over 1Q 2013 and net cash provided by operating activities was a positive $226,727.
3)	We settled a lawsuit with LDM to enable promotional access to over 100,000 new healthcare providers.
4)	We launched VoucherDVM and engaged leading platforms to offer automated vet product savings.
5)	We completed and launched the SampleMD 2.0 technology platform to support growth.
6)	We proved an outstanding Return on Investment associated with our pharmaceutical promotions through an independent analytics firm.
7)	We sponsored and key noted the first CBInet Pharmaceutical EHR conference.
8)	We initiated direct recruitment of a new CFO which resulted in the hiring of a highly experienced financial executive. We also recruited the former global marketing director from AstraZeneca to lead sales on the east coast.

We finished the first quarter with revenues of $1,317,347, an increase of 97% over the same period 2013 generating positive net cash of $226,727 from operational activities. However, we had a net loss of $653,315 for the first quarter primarily due to two factors:

1)	A one-time settlement to LDM, which resolved all patent issues and enables us to promote our eCoupons to their network of up to 100,000 healthcare providers, as well as receive additional revenue share through promotion of their sponsored patient education within OptimizeRx’s network.
2)	A non cash payment of stock to vendors, former executive and employees.

Moving forward, we expect growing profitability for the remainder of 2014 based primarily on escalation of revenues. Despite nearly doubling our sales over 1Q 2013, which is generally a slower sales quarter based on finalizing budgets and receiving new annual assets, 1Q 2014 revenues would have been higher based on two important factors:

1)	Allscripts had privacy and technical issues that affected their distribution of eCoupons and other programs during a significant period of time it took to fully resolve them.
2)	One of our largest clients interrupted their program to determine promotional impact and ROI.

Both of the above have been resolved. Allscripts has resolved their technical and privacy issues, and is now beginning to roll out activation of SampleMD eCoupon automation unless providers “opt-out.” We anticipate this to have a significant impact on June sales and beyond once this is completed by increasing our reach to another 20,000 physicians.

Novartis’ Alcon has re-activated their program based on confirming through an independent auditing firm an outstanding ROI on SampleMD’s eCoupon promotion. Furthermore, this data was highlighted by Novartis during our corporate sponsorship of the inaugural CBInet Pharmaceutical EHR conference focused on leveraging opportunities for promotional effectiveness and brand awareness. The conference was attended by over 150 pharmaceutical brand and marketing executives and highlighted industry luminaries, panel discussions and client presentations. David Harrell, Chairman and Chief Executive Officer was a noted Keynote speaker, and many clients and partners cited unsolicited testimonials at the successes they have experienced engaging with us. We will be the lead sponsor for a similar conference in October as requested by many of the pharmaceutical client and partners we engage.

These marketing efforts, along with our expert support team and proven reputation, has enabled us to acquire more manufacturers and brands—including Baush & Lomb and AstraZeneca’s promoted portfolio of leading drugs like Crestor, Seroquel and others. AstraZeneca represents a very important win strategically, too, based on the fact that they were previously utilizing a competitive platform.

Our success of acquiring, integrating and expanding into other promotional EHR/eRx platforms continues to grow as well. We are just launching our first initial brands into eHealthline, as well as will be completing our integration into LDMs network and others.

We also expect to launch our patient savings and support within Quest Care360 by end of June 2014. Quest Diagnostics is the world’s leading provider of diagnostic information servicing approximately half of the physicians and hospitals in the U.S. and touches the lives of approximately 30% of American adults a year.

We are in very productive discussions with other leading EHRs and expect our active network to nearly double by end of year.

With the growth of both our pharmaceutical products and our distribution network, we remain confident that our distributions will double over last year.

To support this growth, we have completed the development and migration of SampleMD 2.0’s on-demand, rule based content delivery platform. The system can now manage up to 1 million rules and return the appropriate content within under 1 second. This allows unsurpassed response time to avoid delays, and the ability to meet the upcoming dramatic scale we expect.

On top of building out our updated software solution, we also updated our infrastructure by replacing and updating our computers in a high availability environment, taking greater precautions for security and building out the architecture to facilitate disaster recovery with a secondary facilitated computer environment. We believe this technology investment will increase performance, simplify integrations, insure availability and protect the investments of our shareholders.

Other Key Quarterly Events

During the first quarter we also successfully completed a $10 million capital raise and exercised the option to redeem Vicis Capital Master Fund’s holdings in our company. By successfully executing these initiatives we reduced fully diluted shares by approximately 7 million and provided an additional $3 Million in working capital to support the company's growth and eliminated dividend payments and other favorable provisions of Vicis preferred stock.

Additionally, after extensive negotiations, OPTIMIZERx and LDM executed a settlement agreement and filed a stipulation to dismiss the litigation with prejudice on March 17, 2014, which the District Court entered on March 19, 2014. This resolves all patent issues and enables us to promote our eCoupons to their network of up to 100,000 healthcare providers, as well as receive additional revenue share through promotion of their sponsored patient education within our network.

New Chief Financial Officer

Also Mr. Douglas P. Baker is joining the organization as its Chief Financial Officer. Doug brings with him over 23 years of public company experience and joins OPTIMIZERx after serving the last 18 years as CFO and Board Director for a publicly traded technology company in the nanotechnology field. Prior to that, Doug held CFO and Divisional Controller positions at large privately held companies after serving nearly 10 years as a CPA with Plante & Moran.

Doug holds a Bachelors and Masters of Business Administration from the University of Michigan, has been a Certified Public Accountant since 1980, is a member of the Institute of Certified Public Accountants, member of the Michigan Association of Certified Public Accountants and has served on the Board of Directors of Total Health Care, Inc., a nonprofit health maintenance organization since 1987.

Summary

Management remains very excited about our core e-coupon business based on our proven impact and platform partnerships continuing to expand. We are also pleased with our current discussions and recognized value from leading veterinary platform providers whom are interested in partnering to deliver similar automated savings to animal owners—while allowing veterinarian’s to remain competitive in their pharmacy business. We are also exploring other new channels to automate savings which hold high promise and rapid growth.

We expect very significant ramp up the second half of the year as we fully roll out our new channels to expand our promotional reach.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

Our total revenue reported for Q1 2014 was $1,317,347, an increase of $648,057 or 97% from Q1 2013.

Our increased revenue for Q1 2014 as compared with Q1 2013 is a result of the continued viability of our SampleMD solution and the setup and integration fees for pharmaceutical manufacturers whom are participating within this offering. The bulk of our revenue for Q1 2014 came mainly from our core SampleMD solutions as opposed to our new consulting business. We expect revenues to increase on our consulting business for the rest of 2014.

Operating Expenses

Operating expenses increased to $1,471,958 for Q1 2014 from $733,969 for Q1 2013. Our major expenses for Q1 2014 were stock-based compensation of $421,577, a settlement expense with LDM for $400,000, salaries, wages and benefits of $349,096, professional fees of $92,553, general and administrative expenses of $89,264 and depreciation and amortization of $58,906. In comparison, our major expenses for Q1 2013 were salaries, wages and benefits of $375,071, general and administrative expenses of $218,794, professional fees of $53,098, depreciation and amortization of $48,111, and consulting fees of $20,407.

Our expenses increased in Q1 2014 as compared with Q1 2013 largely as a result of stock based compensation of $421,577 and a one-time settlement expenses of $400,000.

Net Loss

Net loss for Q1 2014 was $653,315, compared to net loss of $224,438, for Q1 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $5,153,914 and total assets in the amount of $6,515,322. Our total current liabilities as of March 31, 2014 were $1,912,659. We had working capital of $3,241,255 as of March 31, 2014.

Operating activities provided $226,727 in cash for the three months ended March 31, 2014. Our decrease in accounts receivable of $455,585, stock-based compensation of $421,577, an increase in revenue share payable of $395,935, and an increase in deferred revenue of $164,462 were the primary components of our positive operating cash flow, offset mainly by our net loss of $653,315 and a decrease in accrued expenses of $134,042.

Investing activities used $109,272 during the three months ended March 31, 2014 largely as a result of patent rights and website development costs.

Financing activities provided $2,795,032 during the three months ended March 31, 2104. On March 17, 2014, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 8,333,333 shares of our common stock, par value $0.001 per share, for $1.20 per share, or gross proceeds of $10,000,000. We used $6,000,000 of the proceeds to exercise our option to redeem Vicis Capital Master Fund’s holdings in our company. The balance of the proceeds will be used for working capital. With the financing and cash on hand, we have sufficient cash to operate our business for the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

On May 12, 2014, we appointed a Chief Financial Officer with 23 years of public company experience. We hope that retaining this executive will assist in the remedial efforts to mitigate our material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings, Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. As of September 30, 2013, the defendants responded denying the assertions made in our Complaint, but no further action has occurred in the case.

We recently learned of an action in New Jersey brought by Milton J. Wilson and the Milton Wilson 2000 Trust. Last November 2013, we were served notice that we would be added as an additional party to the case titled Milton Wilson et al. v. Continental Capital Corporation, C-289-06, in the Superior Court of New Jersey. There is an existing default judgment of roughly $1,000,000 in the case. The Court denied plaintiffs’ request to add us a party to the caption, but allowed plaintiffs to file a motion to add us as a party, which was subsequently granted.

In their complaint, Plaintiffs’ underlying claim alleged that a predecessor of ours, Continental Capital, breached a settlement agreement it entered into with plaintiffs in 2001. We have filed an answer effectively denying the allegations in the complaint against us. Because the settlement agreement had an arbitration clause, we claimed that the lawsuit was improper. We also claimed that service was not perfected against other parties so the default judgment is void. We filed counterclaims against plaintiffs and third-party claims against persons related to plaintiffs. In these claims we allege that plaintiffs and others owned and controlled Continental Capital and wrongfully caused Continental Capital to enter the settlement agreement for no bona fide corporate purpose. To the extent, if any, that we may be liable on the default judgment, therefore, we claim that we should be indemnified by plaintiffs and others.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 9, 2014, we awarded 200,000 shares of stock to David Harrell, David Lester and Terry Hamilton from our 2013 Incentive Plan.

On January 29, 2014, David Lester exercised 500,000 stock warrants using the cashless exercise feature. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued.

During the three months ended March 31, 2014, we issued 10,000 shares to North Coast Advisors, our consultant, for services rendered.

On March 17, 2014, we entered into a securities purchase agreement, pursuant to which we sold an aggregate of 8,333,333 shares of our common stock for $1.20 per share, or gross proceeds of $10,000,000.

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of our common stock with an exercise price of $1.20 per share and a term of 5 years. The agent warrants also provide for piggy-back registration rights.

During the quarter ended March 31, 2014, we issued 267,500 stock options to five employees at exercise prices of $1.54 and $1.82.

During the quarter ended March 31, 2014, we issued 10,000 stock options to a non-employee at exercise price of $1.85.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

On May 1, 2014, we awarded cash bonuses and issued shares to the following officers of our company under our 2013 Equity Incentive Plan.

Officer	Cash Award	Stock Award
David Harrell	$100,000	100,000 restricted shares
David Lester	$70,000	50,000 restricted shares
Terry Hamilton	$70,000	50,000 restricted shares

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	May 15, 2014

By: s/ David Harrell David Harrell Title: Chief Executive Officer, Principal Executive Officer, and Director

