Form 10-Q
period 2014-06-30
OptimizeRx Corp
filed 2014-08-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53605

OptimizeRx Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
400 Water Street, Suite 200 Rochester, MI, 48307
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,362,377 common shares as of August 11, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2014 and 2013 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$3,549,698	$1,118,243
Accounts receivable	1,264,762	1,566,964
Prepaid expenses	41,969	11,771
Total Current Assets	4,856,429	2,696,978
Property and equipment, net	13,909	15,057
Other Assets
Patent rights, net	946,703	885,950
Web development costs, net	443,385	404,986
Security deposit	5,049	5,049
Total Other Assets	1,395,137	1,295,985
TOTAL ASSETS	$6,265,475	$4,008,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$362,628	$188,739
Accounts payable - related party	570,000	570,000
Accrued expenses	—	12,000
Revenue share payable	506,901	1,193,661
Deferred revenue	42,908	4,252
Total Liabilities	1,482,437	1,968,652
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 23,362,377 and 14,773,496 shares issued and outstanding	23,362	14,773
Preferred stock, $.001 par value, 10,000,000 shares authorized, 65 shares issued and outstanding	-0-	-0-
Stock warrants	3,147,709	18,148,049
Additional paid-in-capital	27,304,112	8,726,708
Deferred stock compensation	(369,929)	(233,942)
Accumulated deficit	(25,322,216)	(24,616,220)
Total Stockholders' Equity	4,783,038	2,039,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,265,475	$4,008,020

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2014	2013 Restated	2014	2013 Restated
NET REVENUE	$1,454,214	$1,104,087	$2,771,560	$1,773,377
REVENUE SHARE EXPENSE	540,048	451,494	1,038,858	734,924
GROSS MARGIN	914,166	652,593	1,732,702	1,038,453
OPERATING EXPENSES	967,070	552,766	2,439,028	1,286,735
INCOME (LOSS) FROM OPERATIONS	(52,904)	99,827	(706,326)	(248,282)
OTHER INCOME (EXPENSE)
Interest income	223	38	330	94
TOTAL OTHER INCOME (EXPENSE)	223	38	330	94
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(52,681)	99,865	(705,996)	(248,188)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$(52,681)	$99,865	$(705,996)	$(248,188)
WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING
BASIC	23,241,707	14,238,870	20,355,651	14,235,700
DILUTED	N/A	33,608,304	N/A	N/A
NET INCOME (LOSS) PER SHARE
BASIC	$—	$0.01	$(0.04)	$(0.02)
DILUTED	N/A	$—	N/A	N/A

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the six months Ended June 30
	2014		2013 Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period		$(705,996)	$(248,188)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		115,828	96,337
Stock and options issued for services		654,634	38,900
Changes in:
Accounts receivable		302,202	(322,887)
Prepaid expenses		(30,198)	12,439
Accounts payable		173,889	(42,543)
Revenue share payable		(686,760)	497,521
Accrued expenses		(12,000)	81,500
Deferred revenue		38,656	(6,632)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(149,745)	106,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(1,592)	—
Patent rights		(92,624)	(38,278)
Website site development costs		(119,616)	—
NET CASH USED IN INVESTING ACTIVITIES		(213,832)	(38,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		10,000,000	—
Equity issuance costs		(1,204,968)	—
Purchase of common and preferred stock and warrants		(6,000,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES		2,795,032	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		2,431,455	68,169
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		1,118,243	284,263
CASH AND CASH EQUIVALENTS - END OF PERIOD		$3,549,698	$352,432
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$		$—
Cash paid for income taxes	4		$—

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

OptimizeRx Corporation, is a technology solution company focused on the health care industry. Its objective is to bring better access to better care through connecting patients, physicians and pharmaceutical manufacturers through technology. Once defined as a marketing and advertising company through its consumer website, OptimizeRx is maturing as a technology solutions provider as it launched its direct to physician solution, SampleMD. SampleMD allows physicians to search, print and send available sample trial vouchers and/or co-pay coupons on behalf of their patients. The SampleMD solution can either sit on the doctor’s desktop or can be integrated into the ePrescribing or Electronic Medical Records applications. OptimizeRx solutions provide pharmaceutical manufacturers either a direct to consumer and/or direct to physician channels for communicating and promoting their products. It provides health care providers a means to provide sampling and coupons without having to physically store samples on site, and it provides better access and affordability to the patients.

The consolidated financial statements for the three and six month periods ended June 30, 2014 and 2013 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS EQUITY

In March 2014, the Company entered into a securities purchase agreement, pursuant to which the Company sold an aggregate of 8,333,333 shares of the Company’s common stock for $1.20 per share, or gross proceeds of $10,000,000.

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of the Company's common stock with an exercise price of $1.20 per share and a term of 5 years. The warrants were valued at $1,110,211, have been recorded as equity issuance costs, and were registered on a registration statement dated May 28, 2014.

In addition to the warrants, the Company also paid cash bonuses of $240,000 to three officers, issued 200,000 shares to three officers, and 150,000 shares to a consultant, in connection with the equity raise. The stock was valued based on the fair market value on the grant date, which was $630,000 in total. These amounts have been recorded as equity issuance costs.

The Company used the net proceeds of the offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provided the Company with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities included the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds will be used for working capital purposes.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 2 – STOCKHOLDERS EQUITY (CONTINUED)

In January 2014, an officer exercised 500,000 stock warrants using the cashless exercise feature. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued.

During the six months ended June 30, 2014, the Company granted 337,500 shares of common stock to two employees as bonuses valued at $570,375 based on the unique accomplishment of recapitalizing the company to secure an additional $3MM in working capital while reducing 7 MM in fully diluted shares As of June 30, 2014, only 50% of the shares had vested. The company recorded the remaining 50% as deferred stock-based compensation. Stock-based compensation related to these bonuses was $285,188 for the six months ended June 30, 2014. The remainder will be expensed once the other 50% of the shares have vested in August 2014.

During the six months ended June 30, 2014, the Company issued 54,000 shares of common stock to consultants in connection with investor relations services. These shares were valued based on the fair market value on the date of grant, which resulted in expense totaling $82,300.

No shares of common stock were issued in the six months ended June 30, 2013.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $170,611 and $38,900 in compensation expense in the periods ended June 30, 2014 and 2013, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to both options issued and committed in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these instruments were calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Assumptions for options issued in the current year approximated the same assumptions, with estimated lives ranging from 3.5 to 5 years.

NOTE 4 – CONTINGENCIES

Litigation

In November 2013, Plaintiffs in the action Milton Wilpon et al. v. Continental Capital Corporation, C-289-06, Superior Court of New Jersey (the “Action”) served the Company with notice that they were seeking to amend the caption of the Action to add the Company as a judgment debtor on a default judgment obtained by Plaintiffs.  In 2007 Plaintiffs obtained a default judgment in the amount of $929,559 against Continental Capital Corporation (“Continental”) in the Action (the “Default Judgment”). The Court denied Plaintiffs’ request to amend the caption to add the Company as a defendant liable on the Default Judgment and directed Plaintiffs to file a motion for leave to amend the Complaint to add the Company as a party to the Action, which motion Plaintiffs filed and the Court granted.  On March 15, 2014, Plaintiffs served a Second Amended Complaint alleging that the Company is Continental’s successor in interest and is therefore liable on the Default Judgment. On April 14, 2014, the Company filed an Answer with Counterclaims and Third-Party Claims (the “Answer”).  The Answer (1) denied the allegations in the Second Amended Complaint on the ground that the Default Judgment is infirm in numerous respects, including because it is tainted by fraud and is an abuse of the legal process, and should therefore be vacated and (2) asserted counterclaims and third-party claims against other parties responsible for the obligations related to the Default Judgment.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4 – CONTINGENCIES (CONTINUED)

On or about May 16, 2014, Plaintiffs filed a motion to dismiss of the Company’s Answer and to enter final judgment against the Company in an amount equal to the Default Judgment.  On June 5, 2014, the Company filed opposition to Plaintiffs’ motion and filed a cross-motion to vacate the Default Judgment. The Company moved to vacate the Default Judgment on several grounds including that the initial complaint was not properly served, that Plaintiffs obtained the Default Judgment by making material misrepresentations to the Court about the sufficiency of service among other issues and that Plaintiffs entirely failed initially to file their claims in an arbitration with the American Arbitration Association, as required by the agreement upon which Plaintiffs based their claims. The Court has scheduled oral argument on Plaintiffs’ motion and on the Company’s cross-motion for August 21, 2014.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings, Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. The defendants responded denying the assertions made in our Complaint. On August 7, 2014, the parties signed a settlement agreement whereby both parties dismissed their actions and released each other form claims that were, or might have been, asserted in the action. This settlement will reduce legal expense moving forward.

NOTE 5 – RESTATEMENT

The Company restated its financial statements to change the way it accounts for revenue share expense. The full impact of the restatement was reflected in the December 31, 2013 financial statements at the end of the year. The tables below reflect the impact on the three and six month periods reflected in this report.

The restated Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the periods ended June 30, 2013 is as follows:

Six months ended June 30, 2013
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Revenue share expense	$734,924	$237,403
Income statement	Income (Loss) from operations	$(248,282)	$249,239
Income statement	Income (loss) before income taxes	$(224,188)	$249,333
Income statement	Net income (loss)	$(224,188)	$249,333
Statement of cash flows	Net income (loss)	$(224,188)	$249,333
Statement of cash flows	Increase in revenue share payable	$497,521	$0

Three months ended June 30, 2013
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Revenue share expense	$451,494	$197,200
Income statement	Income from operations	$99,827	$354,121
Income statement	Income before provision for income taxes	$99,865	$354,159
Income statement	Net income	$99,865	$354,159

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 6 – SUBSEQUENT EVENTS

On August 7, 2014, we signed a settlement agreement with Physicians Interactive, Inc. described in greater detail in Note 4 above, whereby both parties dismissed their actions and released each other from all claims that were or might have been asserted in the action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Company Highlights through June, 2014

1)	Our sales for the first six months of 2014 approached $2.8 million, a 55% increase over the same period in 2013.
2)	Our distributions in the second quarter of 2014 increased approximately 30% over those in the first quarter.
3)	Excluding non-cash expenses, 2nd quarter 2014 generated operating income of $237,093.
4)	Successfully Launch of SampleMD’s e-coupon solution on August 9, 2014 within Quest Diagnostics’ EMR.
5)	Issuance of independent research and coverage of OPRX by Merriman Capital, who issued a buy rating with a $3.00 price target.
6)	Continued to acquire new pharmaceutical manufacturers and brands promoting through our platforms.
7)	Successfully tested automated e-coupon solution at Walgreens to automate received coupons, versus manual upload.
8)	In addition to hiring a highly experienced financial executive as CFO and a former global marketing director from AstraZeneca to lead sales on the east coast, we are continuing to expand our board of directors with seasoned executives.
9)	We acquired $10 million dollars in new capital to exercise the negotiated buyout of Vicis, which netted out an additional $3 million dollars to us, and a reduction of approximately 7 million in fully diluted shares.

10)	We settled a lawsuit with LDM to enable promotional access to over 100,000 new healthcare providers.

11)	We completed and launched the SampleMD 2.0 technology platform to support growth. We are currently working on further enhancements and will be upgrading to Oracle software to further improve system and reporting capacity.

12)	We proved an outstanding Return on Investment associated with our pharmaceutical promotions through an independent analytics firm.
13)	We launched VoucherDVM and engaged leading platforms to offer automated vet product savings. Expecting beta launch in 4Q.

As reflected in the following table, ignoring working capital fluctuations, we generated positive cash flow from operations during the quarter:

For the Three
Months Ended
June 30, 2014
Net Revenue	$1,454,214
Revenue Share Expense	540,048
Gross Margin	914,166
Total Operating Expenses	967,070
Less Noncash Operating Expenses	(289,997)
Cash Operating Expenses	677,073
Income from Operations excluding noncash expenses	$237,093

We expect to continue to generate positive cash flow from operations in future quarters and to be profitable by the fourth quarter based primarily on the escalation of revenues.

Our sales and profitability during the six month period was significantly impacted because Allscripts had privacy and technical issues that affected their distribution of eCoupons and other programs during a significant period of time it took to fully resolve them. Allscripts has resolved their privacy issues. However, they have not fully resolved their technical issues resulting in only about half the volume potential being distributed in their eRx platform. Additionally, the roll out activation of SampleMD eCoupon automation within Allscripts PRO, versus requiring them to manually turn the e-Coupon on, has yet to be accelerated as they outlined. However, we have met with senior management and they have agreed to assign this a top priority for the remainder of 3Q and expects the rollout to achieve significant impact to both companies.

Our success of acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We have launched our initial brands into eHealthline on a limited basis and are anticipating system wide rollout in the third quarter. We are in the process of planning the initial rollout of brands into the LDM network and expect to have that substantially completed by the beginning of the fourth quarter.

We just launched our patient savings and support within Quest Care360 this week. Quest Diagnostics is the world’s leading provider of diagnostic information servicing approximately half of the physicians and hospitals in the U.S. and touches the lives of approximately 30% of American adults a year. We are in very productive discussions with other leading EHRs and are now directly training pharmaceutical account managers that partner with us to introduce the SampleMD solution to leading health systems.

Pharmaceutical Sales and Marketing Updates in first half of 2014

Our sales team continues to expand opportunities within existing and new clients, including these highlights:

•       Auxilium – 2 brands launched

•       Actavis – added 3 new brands in to our ePrescribe network

•       AstraZeneca – expanded their brands into all of our channels

•       Pfizer – adding multiple new brands

•       Bausch & Lomb – launched first brand

•       Shire – launching first brand

Additionally, we are expanding our non e-Coupon services:

•	New Drug File Integration – signed on 4 new brands
•	ePrescribe Training – multiple opportunities pending to leverage our partnership with WPP/Grey to train representatives on understanding and leveraging EHR sales opportunities.

We are also continuing to ramp up our marketing efforts:

•	Multiple meetings generated through Pharma to bring on new Health Systems/ePrescribe Platforms
•	Speaking at Coupon and Co-Pay Off-set Strategies Conference
•	Sponsoring 2nd Annual ePrescribe/EHR Conference
•	Developing a White Paper to demonstrate the eCoupon ROI to Pharmaceutical Manufacturers

With the growth of both our pharmaceutical products and our distribution network, we remain confident that our distributions will continue to increase substantially over last year.

Technology Updates in first half of 2014

To support this growth, we have completed the development and migration of SampleMD 2.0’s on-demand, rule based content delivery platform. The system can now manage up to 1 million rules and return the appropriate content within under 1 second. This allows unsurpassed response time to avoid delays, and the ability to meet the upcoming dramatic scale we expect.

We will also be launching downloadable code which will streamline the integration requirements for our solution from a few weeks to a few days if they choose to utilize this method. This addresses one of the biggest hurdles in getting health systems and EHRs to implement our system based on minimal available resources.

On top of building out our updated software solution, we also updated our infrastructure by replacing and updating our computers in a high availability environment, taking greater precautions for security and building out the architecture to facilitate disaster recovery with a secondary facilitated computer environment. We believe this technology investment will increase performance, simplify integrations, insure availability and protect the investments of our shareholders. We will also be migrating our platform to Oracle based software to support our anticipated growth requirements.

We finished the first six months of the year with a loss of approximately $700,000. This was primarily related to two factors.

•	A one-time settlement to LDM in the amount of $400,000, which resolved all patent issues and enables us to promote our eCoupons to their network of up to 100,000 healthcare providers, as well as receive additional revenue share through promotion of their sponsored patient education within OptimizeRx’s network.

•	Non cash stock-based compensation paid to vendors, former executive and employees totaling approximately $655,000 during the period.

Other Key Events in first half of 2014

During 2014 we also successfully completed a $10 million capital raise and exercised the option to redeem Vicis Capital Master Fund’s holdings in our company. By successfully executing these initiatives we reduced fully diluted shares by approximately 7 million and provided an additional $3 Million in working capital to support the company's growth and eliminated dividend payments and other provisions of Vicis preferred stock that were unfavorable to us.

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

We reached a settlement in our lawsuit with Physicians Interactive whereby both parties released their claims. This will allow us to stop spending money on the lawsuit and focus on increasing our already dominant market position.

Summary

Management remains very excited about our core e-coupon business, and expects acceleration to continue with the launch of Quest Diagnostics, Allscripts PRO being auto turned on, the anticipated Next/Gen launch in November and our joint pursuit of leading health systems with our pharmaceutical partners. We expect our active network to nearly double by end of year.

We are also pleased with our current discussions and recognized value from leading veterinary platform providers that are interested in partnering to deliver similar automated savings to animal owners—while allowing veterinarian’s to remain competitive in their pharmacy business. These discussions are leading to expanding ways we can offer savings directly to veterinarians—as well as to their pet owners outside of the vet clinics.

We expect significant ramp up of revenue in the second half of the year as we fully roll out our new channels to expand our promotional reach.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our total revenue reported for the three months ended June 30, 2014 was approximately $1.45 million, an increase of 31% from the same period in 2013. Our total revenue reported for the six months ended June 30, 2014 was approximately $2.75 million, an increase of approximately 56% from the same period in 2013. These increased revenues result from increases in all major revenue categories including setup fees, reporting fees, and distributions and result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued quarter over quarter revenue increases in 2014.

Revenue Share Expense

Our revenue share expense increased in both the three and six month periods ended June 30, 2014, over the same periods in 2013 as a result of the revenue increases. The percentage increases from 2013 to 2014 were less than the percentage increases in revenue because the revenue share expense is primarily tied to distributions, and while distributions increased significantly, a greater percentage of our revenue in both 2014 periods came from set up, reporting and other fees not subject to revenue share. In both 2014 periods, the revenue share expense declined to approximately 37% from approximately 41% in both 2013 periods. We expect revenue share expense to move back towards the 40% level as distributions increase as the result of the launch of new distribution channels.

Operating Expenses

Operating expenses increased to approximately $2.4 million for the six month period ended June 30, 2014 from approximately $1.3 million for the same period in 2013 as set forth in the table below:

	Six months ended June 30
	2014	2013
Salaries, wages, & Benefits	$723,349	$676,362
Professional Fees	180,020	102,878
Investor Relations	52,745	29,411
Consultants	32,719	40,129
Advertising and Promotion	75,551	7,165
Depreciation and Amortization	115,828	96,337
Development and Maintenance	61,534	176,600
Office, Facility, and other	72,912	65,878
Travel	69,737	53,075
Subtotal	1,384,395	1,247,835
Stock-based compensation	654,633	38,900
Lawsuit settlement	400,000	—
Total Operating Expense	$2,439,028	$1,286,735

The main reasons for the increase in operating expenses in 2014 are the lawsuit settlement discussed in greater detail in Note 4 to the financial statements and stock-based compensation. Ignoring those two items, operating expenses only increased approximately 11% compared with a revenue increase of approximately 55%. The lawsuit settlement is a one-time expense that is not expected to recur. Stock based compensation expense increased significantly as a result of stock issued under a separation agreement with the previous CEO, stock grants to two executive officers, and option grants to new and existing employees. Stock compensation expense will remain significant in the third quarter of 2014 as approximately $285,000 of stock grants vest in that quarter, but should be significantly reduced in the fourth quarter.

We expect our operating expenses to continue to increase as we further implement our business plan and expand our operations, however, we do not expect those increases to be significant in the near future. Professional fees are significantly affected by litigation. We have settled one lawsuit and if we are able to favorably resolve our remaining two pieces of litigation, professional fee should decrease.

Net Income (Loss)

Our net loss for the six months ended June 30, 2014 was approximately $700,000 as compared to a loss of approximately $250,000 during the same period in 2013. The reasons for specific components are discussed above. Overall, the increase in revenue and resulting gross margin was offset by increased operating expenses, however the majority of those increases were in non-recurring or non-cash items. The lawsuit settlement accounted for $400,000 of the increased loss. Without that, the loss would have been reduced to $300,000. In addition, the 2014 loss included noncash items of approximately $650,000 related to stock based compensation and $115,000 of depreciation and amortization. Ignoring working capital changes, we had positive cash flow from operations of approximately $450,000 during the six months ended June 30, 2014. In the six month period ended June 30, 2013, the loss of approximately $250,000 included non-cash expenses of only approximately $40,000 in stock-based compensation and $100,000 in depreciation and amortization, resulting in negative cash flow from operations (ignoring working capital items) of slightly over $100,000 in 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of approximately $4.9 million, compared with current liabilities of approximately $1.5 million, resulting in working capital of approximately $3.4 million and a current ratio of approximately $3.25 to 1. This is a significant improvement over the working capital balance of approximately $700,000 and current ratio of 1.35 to 1 at December 31, 2013. We are currently generating positive cash flow from operations and expect our working capital balance to continue to improve in future quarters.

Our operating activities used approximately $150,000 in the six months ended June 30, 2014, however this was significantly impacted by working capital items, primarily a reduction in the revenue share payable of almost $700,000 to bring it down to more normal operating levels. Without this, we would have had positive cash flow from operations and we expect positive cash flow from operations in future quarters in 2014.

We used approximately $200,000 in investing activities in the six months ended June 30, 2014 compared with only about $40,000 in the same period in 2013. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward.

Financing activities provided approximately $2.8 million during the six months ended June 30, 2014. This results from a $10 million equity raise in March, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the fully diluted shares count, even when considering the new equity issued. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months. There were no cash flows from financing activities in the same period in 2013.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company is in the process of taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have started to, but not yet completely remediated the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

On May 12, 2014, we appointed a Chief Financial Officer with 23 years of public company experience. We are in the process of developing policies and procedures and reducing existing policies to writing. We expect to have this condition remediated by December 31, 2014.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

In November 2013, Plaintiffs in the action Milton Wilpon et al. v. Continental Capital Corporation, C-289-06, Superior Court of New Jersey (the “Action”) served the Company with notice that they were seeking to amend the caption of the Action to add the Company as a judgment debtor on a default judgment obtained by Plaintiffs.  In 2007 Plaintiffs obtained a default judgment in the amount of $929,559 against Continental Capital Corporation (“Continental”) in the Action (the “Default Judgment”). The Court denied Plaintiffs’ request to amend the caption to add the Company as a defendant liable on the Default Judgment and directed Plaintiffs to file a motion for leave to amend the Complaint to add the Company as a party to the Action, which motion Plaintiffs filed and the Court granted.  On March 15, 2014, Plaintiffs served a Second Amended Complaint alleging that the Company is Continental’s successor in interest and is therefore liable on the Default Judgment.    On April 14, 2014, the Company filed an Answer with Counterclaims and Third-Party Claims (the “Answer”).  The Answer (1) denied the allegations in the Second Amended Complaint on the ground that the Default Judgment is infirm in numerous respects, including because it is tainted by fraud and is an abuse of the legal process, and should therefore be vacated and (2) asserted counterclaims and third-party claims against other parties responsible for the obligations related to the Default Judgment.

On or about May 16, 2014, Plaintiffs filed a motion to dismiss of the Company’s Answer and to enter final judgment against the Company in an amount equal to the Default Judgment.  On June 5, 2014, the Company filed opposition to Plaintiffs’ motion and filed a cross-motion to vacate the Default Judgment. The Company moved to vacate the Default Judgment on several grounds including that the initial complaint was not properly served, that Plaintiffs obtained the Default Judgment by making material misrepresentations to the Court about the sufficiency of service among other issues and that Plaintiffs entirely failed initially to file their claims in an arbitration with the American Arbitration Association, as required by the agreement upon which Plaintiffs based their claims. The Court has scheduled oral argument on Plaintiffs’ motion and on the Company’s cross-motion for August 21, 2014.

On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings, Inc. and Skyscape.com, in which we allege that one or more of those entities has infringed on United States Patent No. 8,341,015. The defendants responded denying the assertions made in our Complaint. On August 7, 2014, the parties signed a settlement agreement whereby both parties dismissed their actions and released each other form claims that were, or might have been, asserted in the action. This settlement will reduce legal expense moving forward.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On May 1, 2014, we formally issued 337,500 previously approved shares as bonuses to two officers of the Company. Also on May 1, we formally issued 200,000 previously approved shares to three officers, and150,000 shares to a consultant in connection with the equity raise completed in the first quarter of 2014.

On June, 13, 2014, we issued 44,000 shares to the Company’s former investor relations firm in connection with their investor relations services.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 14, 2014

By: s/ David Harrell David Harrell Title: Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	August 14, 2014

By: s/ Douglas P. Baker Douglas P. Baker Title: Chief Financial Officer

