Form 10-Q
period 2014-09-30
OptimizeRx Corp
filed 2014-11-13
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2014

☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,404,819 common shares as of November 12, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

OPTIMIZERx CORPORATION

BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$3,260,094	$1,118,243
Accounts receivable	1,614,732	1,566,964
Prepaid expenses	48,043	11,771
Total Current Assets	4,922,869	2,696,978
Property and equipment, net	13,436	15,057
Other Assets
Patent rights, net	940,509	885,950
Web development costs, net	493,704	404,986
Security deposit	5,049	5,049
Total Other Assets	1,439,262	1,295,985
TOTAL ASSETS	$6,375,567	$4,008,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$91,265	$188,739
Accounts payable - related party	570,000	570,000
Accrued expenses	7,850	12,000
Revenue share payable	853,410	1,193,661
Deferred revenue	-	4,252
Total Liabilities	1,522,525	1,968,652
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 23,362,377 and 14,773,496 shares issued and outstanding, respectively	23,362	14,773
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 65 shares issued and outstanding, respectively	-	-
Stock warrants	2,153,295	18,148,049
Additional paid-in-capital	28,398,825	8,726,708
Deferred stock compensation	(5,910)	(233,942)
Accumulated deficit	(25,716,530)	(24,616,220)
Total Stockholders' Equity	4,853,042	2,039,368
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,375,567	$4,008,020

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2014	Restated 2013	2014	Restated 2013

NET REVENUE	$1,620,215	$1,373,029	$4,391,775	$3,146,406

COST OF SALES	858,898	529,134	1,897,757	1,264,059

GROSS MARGIN	761,317	843,895	2,494,018	1,882,347

OPERATING EXPENSES	1,155,933	985,504	3,594,961	2,272,239

LOSS FROM OPERATIONS	(394,616)	(141,609)	(1,100,943)	(389,892)

OTHER INCOME (EXPENSE)
Interest income	302	82	633	176

TOTAL OTHER INCOME (EXPENSE)	302	82	633	176

LOSS BEFORE PROVISION FOR INCOME TAXES	(394,314)	(141,527)	(1,100,310)	(389,716)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(394,314)	$(141,527)	$(1,100,310)	$(389,716)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIC AND DILUTED	23,362,377	14,227,713	21,089,514	14,201,373

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.05)	$(0.03)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the nine months Ended September 30
	2014	Restated 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,100,310)	$(389,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	182,403	144,562
Stock and options issued for services	1,118,952	310,823
Changes in:
Accounts receivable	(47,768)	(532,109)
Prepaid expenses	(36,272)	41,822
Accounts payable	(97,474)	119,760
Revenue share payable	(340,251)	649,825
Accrued expenses	(4,150)	(6,000)
Deferred revenue	(4,252)	(35,980)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(329,122)	302,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,694)	-
Patent rights	(103,930)	(38.278)
Website site development costs	(217,435)	(62,280)
NET CASH USED IN INVESTING ACTIVITIES	(324,059)	(100,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,000,000	-
Equity issuance costs	(1,204,968)	-
Purchase of common and preferred stock and warrants	(6,000,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,795,032	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,141,851	202,429
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,118,243	284,263
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,260,094	$486,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

OptimizeRx Corporation, is a technology solution company focused on the health care industry. Its objective is to bring better access to better care by leveraging its proprietary technology to provide on demand savings and support within physicians and patients web based platforms, including Electronic Health Records and Patient Portals. Initially defined as a marketing and advertising company through its consumer website, OptimizeRx.com, the Company is maturing as a technology solutions provider through its direct to physician solution, SampleMD. SampleMD allows physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The SampleMD solution can either sit on the doctor’s desktop or can be integrated into the ePrescribing or Electronic Medical Records applications.

OptimizeRx solutions provide health care institutions with an alternative option to the traditional hassles and issues associated with storing and managing physical drug samples and pre-printed coupons and it provides better access and affordability to patients to improve affordability, adherence and outcomes. In turn, OptimizeRx provides pharmaceutical manufacturers with both direct to consumer and direct to physician channels for more efficiently communicating and promoting their products and savings.

The consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS EQUITY

In March 2014, the Company entered into a securities purchase agreement, pursuant to which the Company sold 8,333,333 shares of the Company’s common stock for $1.20 per share, or gross proceeds of $10,000,000.

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of the Company's common stock with an exercise price of $1.20 per share and a term of 5 years. The warrants were valued at $1,110,211, have been recorded as equity issuance costs, and were registered on a registration statement dated May 28, 2014. In addition to the warrants to placement agents, the Company also paid cash bonuses of $240,000 to three executive officers, issued 200,000 shares to three executive officers, and issued 150,000 shares to a consultant, in connection with the equity raise. The stock was valued based on the fair market value on the grant date, which was $630,000 in total. These amounts have been recorded as equity issuance costs, resulting in total equity issuance costs of $2.95 million.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 2 – STOCKHOLDERS EQUITY (CONTINUED)

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

In January 2014, an executive officer exercised 500,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued.

In February 2014, the Company granted 337,500 shares of common stock, half of which vested immediately and half of which vested in August 2014, to two executive officers as bonuses based on their efforts to recapitalize the company to secure approximately $3 million in working capital while reducing fully diluted shares by approximately 7 million shares. Stock-based compensation related to these bonuses was $570,375 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued 54,000 shares of common stock to consultants in connection with investor relations services. These shares were valued based on the fair market value on the date of grant, which resulted in expense totaling $82,300.

No shares of common stock were issued in the nine months September 30, 2013.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $282,995 and $30,005 in compensation expense in the periods ended September 30, 2014 and 2013, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to both options issued and committed in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Assumptions for options issued in the current year approximated the same assumptions, with estimated lives ranging from 3.5 to 5 years.

NOTE 4 – CONTINGENCIES

Litigation

In September 2014, we were able to favorably resolve litigation related a default judgment granted against the Company’s predecessor in the action Milton Wilpon et al. v. Continental Capital Corporation, C-289-06, Superior Court of New Jersey. The Court held that Plaintiffs failed to obtain an award against the Company’s predecessor in an arbitration before the AAA as required by the Settlement Agreement and further failed to establish that they properly served the Summons and Complaint upon the Company’s alleged predecessor. The Court held, therefore, that it did not have jurisdiction over the action and declined to consider other issues presented by the case, including the Company’s arguments contesting the merits of Plaintiffs’ alleged claims against the Company’s predecessor. The Court directed the Company to prepare an order reflecting the Court’s holding and the Company prepared such order and filed it with the Court. The Company filed a draft order vacating the Default Judgment, dismissing the Plaintiffs’ claims against the Company and dismissing the Company’s counterclaims and third-party claims.  The Court signed the Order on September 22, 2014 and the date for appeal has passed.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 5 – RESTATEMENT

The Company restated its financial statements to change the way it accounts for revenue share expense. The full impact of the restatement was reflected in the December 31, 2013 financial statements at the end of the year. The tables below reflect the impact on the 2013 three and nine month periods reflected in this report.

The restated Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the periods ended September 30, 2013 is as follows:

Nine months ended September 30, 2013
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Cost of Sales	$1,264,059	$614,234
Income statement	Income (Loss) from operations	$(389,892)	$259,933
Income statement	Income (loss) before income taxes	$(389,716)	$260,109
Income statement	Net income (loss)	$(389,716)	$260,109
Statement of cash flows	Net income (loss)	$(389,716)	$260,109
Statement of cash flows	Increase in revenue share payable	$649,825	$0

Three months ended September 30, 2013
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Cost of Sales	$529,134	$376,831
Income statement	Income from operations	$(141,609)	$10,694
Income statement	Income before provision for income taxes	$(141,527)	$10,776
Income statement	Net income	$(141,527)	$10,776

NOTE 6 – SUBSEQUENT EVENTS

In October 2014, we issued 35,417 shares of common stock to a former consultant in connection with the cashless exercise of 50,000 warrants with an exercise price of $0.35 per share.

We also issued 7,065 shares of common stock to outside directors of the Company in connection with their compensation as Directors. The grant was valued at the fair market value at the date of grant of $8,478 and accrued as of September 30, 2014.

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

Overview

Company Highlights through October, 2014

1)	Our sales for the first nine months of 2014 approached $4.4 million, a 40% increase over the same period in 2013.
2)	In the third quarter of 2014, our promotional transactions, primarily from our core e-coupon distributions, increased approximately 15% over those in the second quarter.
3)	Excluding non-cash expenses, 3rd quarter 2014 generated operating income of $136,278.
4)	We successfully launched our SampleMD e-coupon solution on August 9, 2014 within Quest Diagnostics’ Care360 EMR.
5)	Merriman Capital issued independent research coverage of OPRX with a buy rating and stock target of $3.00 per share.
6)	Noble Financial issued independent research coverage of OPRX with a buy rating and stock target of $4.00 per share.
7)	We continued to acquire new pharmaceutical manufacturers and brands promoting through our platforms.

8)	We successfully tested automated e-coupon solution at Walgreens to automate coupon processing, versus manual upload at pharmacy.
9)	In addition to hiring a highly experienced financial executive as CFO and a former global marketing director from AstraZeneca to lead east coast sales, we expanded our Board of Directors with seasoned executives.
10)	We acquired $10 million dollars in new capital to exercise the negotiated buyout of Vicis, which netted out an additional $2.8 million dollars to us, and a reduction of approximately 7 million in fully diluted shares.

11)	We completed and launched the SampleMD 2.0 technology platform to support growth and are upgrading to Oracle database software to further improve system and reporting capacity.

12)	We proved an outstanding Return on Investment associated with our pharmaceutical promotions through an independent analytics firm with multiple pharmaceutical brands.
13)	We unveiled VoucherDVM and engaged leading platforms to offer automated vet product savings. We are expecting the beta launch in first quarter of 2015.

We generated positive cash flow from operations, excluding working capital fluctuations, in both the three and nine month periods in 2014 and we expect to continue to do so in future quarters as well as to be profitable in future quarters based on the expected escalation of revenues.

Our sales and profitability during the nine month period was impacted because Allscripts had privacy issues that affected their distribution of e-coupons and other programs during a significant period of time early in the year. They also have had technical issues related to workflow processes within the system. Allscripts has resolved their privacy issues. However, they have only recently resolved their workflow issues, which has had a negative impact the volume being distributed through their eRx platform through 3Q 2014. Additionally, Allscripts Pro currently is set up to require users to manually turn the e-Coupon on, which resulted in an opt-in method as opposed to an opt-out method. Their new release is expected to remedy this problem and automatically activate the SampleMD e-coupon solution within Allscripts Pro. However, rollout of this automatic enrollment will not begin until January 2015. Upon completion, we expect this to have a significant impact on expanding our active physician promotional network by up to 25,000 additional doctors.

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We have launched our initial brands into eHealthline on a limited basis and are anticipating expanded rollout in the fourth quarter. We are in the process of planning the initial rollout of brands into the LDM network, as well as discussing 2015 rollout dates with other potential networks.

We also launched our patient savings and support within Quest Care360 in the recently completed quarter. Quest Diagnostics is the world’s leading provider of diagnostic information servicing approximately half of the physicians and hospitals in the U.S. and touches the lives of approximately 30% of American adults a year. However, there current EHR is only reaching about 10,000 physicians. We are reviewing other potential touch points to access, including a standalone application that can be added into their lab portal.

Pharmaceutical Sales and Marketing Updates

Our sales team continues to expand opportunities within existing and new clients, including these 2014 highlights:

●	Auxilium – 2 brands launched
●	Actavis – added multiple new brands into our ePrescribe network
●	AstraZeneca – expanded their brands into all of our channels
●	Pfizer – added multiple new brands
●	Bausch & Lomb – launched first brand
●	Shire – launched first brand
●	Purdue – launching first brand

Currently we are also focused on working with our existing pharma clients to secure expanded budgets for 2015 to allow for growth in e-coupon distribution resulting from new channels and increased utilization in existing channels.

Additionally, we are expanding our non e-Coupon services:

●	New Drug File Integration – signed on 4 new brands
●	On demand drug rep and sample request will be rolling out starting with two Urology EHR platforms to provide immediate access to assigned drug reps. Drug rep access via cold calling has become a very inefficient way to support and market to physician offices. This provides a novel, potentially ground breaking new way to increase access and meaningful support by reps in a more efficient, effective manner.
●	ePrescribe Training – multiple opportunities pending to leverage our partnership with WPP/Grey to train representatives on understanding and leveraging EHR sales opportunities.
●	VoucherDVM. We continue to advance our negotiations with each of the leading veterinarian technology platforms and are finalizing commitments with one of the largest veterinary groups in the U.S. to initiate a beta launch within the first quarter of 2015.

We are also continuing to ramp up our marketing efforts:

●	Multiple meetings generated through Pharma to bring on new Health Systems/ePrescribe Platforms
●	Spoke at Coupon and Co-Pay Off-set Strategies Conference
●	Sponsored 2nd Annual ePrescribe/EHR Conference
●	Developed and distributed a White Paper to demonstrate the eCoupon ROI to Pharmaceutical Manufacturers

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase substantially over last year.

Technology Updates

To support our growth, we have completed the development and migration of SampleMD 2.0’s on-demand, rule based content delivery platform. The system can now manage up to 1 million rules and return the appropriate content within 1 second. This allows unsurpassed response time to avoid delays, and the ability to meet the upcoming dramatic scale we expect.

We have launched downloadable “wrapper” code which streamlines the integration requirements for our solution from a few weeks to a few days, if EHR channel partners choose to utilize this method. This addresses one of the biggest hurdles we face in getting health systems and EHRs to implement our system, given the extensive demand on their available technical resources.

On top of building out our updated software solution, we also updated our infrastructure by replacing and updating our computers in a high availability environment, taking greater precautions for security and building out the architecture to facilitate disaster recovery with a secondary facilitated computer environment. We believe this technology investment will increase performance, simplify integrations, insure availability and protect the investments of our shareholders. We will also be migrating our platform to Oracle database software to support our anticipated growth requirements.

Operating Results

We finished the first nine months of the year with a loss of approximately $1.1 million. This was primarily related to two factors:

●	A lump-sum settlement payment to LDM in the amount of $400,000, which resolved all patent issues and enables us to promote our eCoupons to their network of up to 100,000 healthcare providers, as well as receive additional revenue share through promotion of their sponsored patient education within OptimizeRx’s network.

●	Non cash stock-based compensation paid to consultants, a former executive, executive officers, and employees totaling approximately $1.1 million during the period.

Other Key Events in 2014

During 2014, we also successfully completed a $10 million capital raise and exercised the option to redeem Vicis Capital Master Fund’s holdings in our company. By successfully executing these initiatives we reduced fully diluted shares by approximately 7 million and provided an additional $2.8 million in working capital to support our growth and eliminate dividend payments and other unfavorable provisions of Vicis’ preferred stock.

We added two new outside members to our Board of Directors. Gus Halas has an extensive operating background at a variety of companies across a wide range of industries. He brings broad based business and investor perspectives to the Company’s senior leadership and is a real asset to us as we hone our strategy and further position ourselves for growth acceleration. Dr. Jack Pinney brings broad based medical knowledge and extensive experience in physician practice and an important user perspective to our Board of Directors and works with us to better understand how we can help more healthcare providers utilize our automated access to needed information and support for their practice and patients.

We expanded our senior leadership team by adding Ed Berger, a former AstraZenica global marketing director with extensive contacts throughout the pharmaceutical industry to lead our sales efforts on the east coast. We also added Doug Baker, a certified public account with extensive financial experience at public companies as Chief Financial Officer.

Additionally, after extensive negotiations, we executed a settlement agreement with LDM and filed a stipulation to dismiss the litigation with prejudice on March 17, 2014, which the District Court entered on March 19, 2014. This resolved all patent issues and may enable us to promote our e-coupons through their network of up to 100,000 healthcare providers, as well as receive additional revenue share through promotion of their sponsored patient education within our network.

We have also been able to successfully resolve two other pieces of litigation, both described in greater detail in Part II, Item 1 of this report.

Summary

Despite the lengthy sales cycle in creating this new e-coupon market, we remain very excited about our core e-coupon business and expect acceleration to continue with the launch of additional channels and our joint pursuit of leading health systems with our pharmaceutical partners. We expect our active network to grow substantially in 2015 and feel confident our active users will double by the end of 2Q 2015 based on anticipated contractual and platform commitments being implemented

We are also pleased with the status of our current discussions with, and the recognized value by, leading veterinary platform providers that are interested in partnering to deliver similar automated savings to animal owners—while allowing veterinarian’s to remain competitive in their pharmacy business. These discussions are leading to expanded ways we can offer savings directly to veterinarians—as well as to their pet owners outside of the vet clinics.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Our total revenue reported for the three months ended September 30, 2014 was approximately $1.6 million, an increase of 18% from the same period in 2013. Our total revenue reported for the nine months ended September 30, 2014 was approximately $4.4 million, an increase of approximately 40% from the same period in 2013. These increased revenues result from increases in all major revenue categories including setup fees, reporting fees, and distributions and result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued quarter over quarter revenue increases in 2014 and 2015.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 25 pharmaceutical companies as customers and we received approximately 63% of our revenue in the nine months ended September 30, 2014 from our largest 5 customers, with approximately 20% of revenue from our largest customer. During the same period in 2013 approximately 68% of revenue came from our 3 largest customers. As our customer base expands, and while we are still dependent on major customers, we are becoming less dependent on any one customer.

Cost of Sales

Our cost of sales, composed of revenue share expense, increased in both the three and nine month periods ended September 30, 2014, over the same periods in 2013 as a result of the revenue increases. In addition, revenue share expense as a percentage of revenue in 2014 increased in both periods over the same periods in 2013. In the nine month period revenue share expense increased to approximately 43% of sales in 2014 from approximately 40% in the same period in 2013. In the three month period, revenue share expense in 2014 increased to approximately 53% of sales as compared with 38.5% of sales in the same period in 2013.

These increases in revenue share expense as a percentage of revenue result from a combination of factors, including product mix whereby a larger percentage of overall revenues are subject to revenue share, the LDM settlement agreement which resulted in increased revenue share payments, and increased distributions at channel partners with financial incentives to increase distributions that result in higher payments per distribution. We expect revenue share expense as a percentage of revenue in future quarters to continue at levels similar to that of the quarter ended September 30, 2014 as revenues subject to revenue share expense continues to increase as a percentage of our overall revenues.

Operating Expenses

Operating expenses increased to approximately $3.6 million for the nine month period ended September 30, 2014 from approximately $2.3 million for the same period in 2013, an increase of approximately 58%. The detail by major category is reflected in the table below. Operating expenses for three month period ended September 30, 2014 increased to approximately $1.15 million from approximately $985,000 for the same period in 2013, an increase of approximately 17%, which is similar to the increase in sales.

	Nine months ended September 30
	2014	2013

Salaries, wages, & Benefits	$1,109,655	$1,040,591
Professional Fees	222,734	212,089
Board Compensation	7,065	-
Investor Relations	69,636	71,810
Consultants	57,487	65,786
Advertising and Promotion	97,451	30,372
Depreciation and Amortization	182,403	144,562
Development and Maintenance	126,298	201,395
Office, Facility, and other	100,705	83,425
Travel	102,575	111,386

Subtotal	2,076,009	1,961,416

Stock-based compensation	1,118,952	310,823
Lawsuit settlement	400,000	-

Total Operating Expense	$3,594,961	$2,272,239

The main reasons for the increase in operating expenses in 2014 are the lawsuit settlement, which resulted in a $400,000 payment to the plaintiff, and stock-based compensation. Ignoring those two items, operating expenses only increased approximately 5% compared with a revenue increase of approximately 40%. The lawsuit settlement is a one-time expense that is not expected to recur. Stock based compensation expense increased significantly as a result of stock issued under a separation agreement with the previous CEO, stock grants to two executive officers, and option grants to new and existing employees. We expect that stock compensation expenses will be significantly reduced in the fourth quarter as there are no stock grants scheduled and amortization of the stock granted to the previous CEO has been completed.

We expect our operating expenses to continue to increase as we further implement our business plan and expand our operations, however, we do not expect those increases to be significant in the near future. Professional fees are significantly affected by litigation. We have settled three lawsuits and expect professional fees to decrease.

Net Loss

Our net loss for the nine months ended September 30, 2014 was approximately $1.1 million as compared to a loss of approximately $390,000 during the same period in 2013. The reasons for specific components are discussed above. Overall, the increase in revenue and resulting gross margin was offset by increased operating expenses, however the majority of those increases were in non-recurring or non-cash items. The lawsuit settlement with LDM accounted for $400,000 of the increased loss. Without that, the loss would have been reduced to $700,000. In addition, the 2014 loss included noncash items of approximately $1.1 million related to stock based compensation and $180,000 of depreciation and amortization. Ignoring working capital changes, we had positive cash flow from operations of approximately $200,000 during the nine months ended September 30, 2014. In the nine month period ended September 30, 2013, the loss of approximately $390,000 included non-cash expenses of only approximately $300,000 in stock-based compensation and $150,000 in depreciation and amortization, resulting in cash flow from operations (ignoring working capital items) of slightly over $50,000 in 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of approximately $4.9 million, compared with current liabilities of approximately $1.5 million, resulting in working capital of approximately $3.4 million and a current ratio of approximately 3.25 to 1. This is a significant improvement over the working capital balance of approximately $700,000 and current ratio of 1.35 to 1 at December 31, 2013. We are currently generating positive cash flow from operations, ignoring working capital fluctuations, and we expect our working capital balance to continue to improve in future quarters.

Our operating activities used approximately $330,000 in the nine months ended September 30, 2014, however this was significantly impacted by working capital items, primarily a reduction in the revenue share payable of $340,251 to bring it down to more normal operating levels. Without this, we would have had positive cash flow from operations and we expect positive cash flow from operations in future quarters in 2014.

We used approximately $325,000 in investing activities in the nine months ended September 30, 2014 compared with only about $100,000 in the same period in 2013. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward.

Financing activities provided approximately $2.8 million during the nine months ended September 30, 2014. This results from a $10 million equity raise in March 2014, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the fully diluted shares count, even when considering the new equity issued. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity. There were no cash flows from financing activities in the same period in 2013.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, however we consider our critical accounting policies to be those related to revenue recognition, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company is in the process of taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have started to, but not yet completely remediated the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) adopt sufficient written policies and procedures for accounting and financial reporting; and (ii) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management

On May 12, 2014, we appointed a Chief Financial Officer with 23 years of public company experience. We are in the process of developing policies and procedures and reducing existing policies to writing. We expect to have this condition remediated by December 31, 2014. We have added a CFO, but given the size of the organization, it will be difficult to completely address all segregation of duties concerns.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. We successfully resolved two pieces of litigation during the quarter as described below.

In August 2014, we settled litigation related to a patent infringement case. On February 6, 2013, we filed a Complaint for Patent Infringement against Physicians Interactive Inc., Physicians Interactive Holdings, Inc. and Skyscape.com, in which we alleged that one or more of those entities had infringed on our United States Patent No. 8,341,015. The defendants responded denying the assertions made in our Complaint. On August 7, 2014, the parties signed a settlement agreement whereby both parties dismissed their actions and released each other from claims that were, or might have been, asserted in the action. We believe this settlement will reduce legal expenses moving forward.

In September 2014, we were able to favorably resolve litigation related a default judgment granted against the Company’s predecessor. In November 2013, Plaintiffs in the action Milton Wilpon et al. v. Continental Capital Corporation, C-289-06, Superior Court of New Jersey (the “Action”) served the Company with notice that they were seeking to amend the caption of the Action to add the Company as a judgment debtor on a default judgment obtained by Plaintiffs.  In 2007 Plaintiffs obtained a default judgment in the amount of $929,559 against Continental Capital Corporation (“Continental”) in the Action (the “Default Judgment”). The Court denied Plaintiffs’ request to amend the caption to add the Company as a defendant liable on the Default Judgment and directed Plaintiffs to file a motion for leave to amend the Complaint to add the Company as a party to the Action, which motion Plaintiffs filed and the Court granted.  On March 15, 2014, Plaintiffs served a Second Amended Complaint alleging that the Company is Continental’s successor in interest and is therefore liable on the Default Judgment.    On April 14, 2014, the Company filed an Answer with Counterclaims and Third-Party Claims (the “Answer”).  The Answer (1) denied the allegations in the Second Amended Complaint on the ground that the Default Judgment is infirm in numerous respects, including because it is tainted by fraud and is an abuse of the legal process, and should therefore be vacated and (2) asserted counterclaims and third-party claims against other parties responsible for the obligations related to the Default Judgment.

On or about May 16, 2014, Plaintiffs filed a motion to dismiss the Company’s Answer and to enter final judgment against the Company in an amount equal to the Default Judgment.  On June 5, 2014, the Company filed an opposition to Plaintiffs’ motion and filed a cross-motion to vacate the Default Judgment. The Company moved to vacate the Default Judgment on several grounds including that the initial complaint was not properly served, that Plaintiffs obtained the Default Judgment by making material misrepresentations to the Court about the sufficiency of service, among other issues, and that Plaintiffs entirely failed initially to file their claims in an arbitration with the American Arbitration Association (the “AAA”), as required by the settlement agreement upon which Plaintiffs based their claims (the “Settlement Agreement”).

On August 21, 2014, the court heard oral arguments on Plaintiffs’ motion to enter final judgment against the Company and the Company’s motion to vacate the Default Judgment and announced a decision from the bench granting the Company’s motion and vacating the Default Judgment in its entirety. The Court held that Plaintiffs failed to obtain an award against the Company’s predecessor in an arbitration before the AAA as required by the Settlement Agreement and further failed to establish that they properly served the Summons and Complaint upon the Company’s alleged predecessor. The Court held, therefore, that it did not have jurisdiction over the action and declined to consider other issues presented by the case, including the Company’s arguments contesting the merits of Plaintiffs’ alleged claims against the Company’s predecessor. The Court directed the Company to prepare an order reflecting the Court’s holding and the Company prepared such order and filed it with the Court. The Company filed a draft order vacating the Default Judgment, dismissing the Plaintiffs’ claims against the Company and dismissing the Company’s counterclaims and third-party claims.  The Court signed the Order on September 22, 2014 and the date for potential appeal has passed.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, we issued 35,417 shares of common stock to a former consultant in connection with the cashless exercise of 50,000 warrants with an exercise price of $0.35 per share.

We also issued 7,065 shares of common stock to our outside directors in connection with our Director Compensation Plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	November 13, 2014

	By:	/s/ David Harrell
David Harrell Title: Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	November 13, 2014

	By:	/s/ Douglas P. Baker
Douglas P. Baker Title: Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

