Form 10-K
period 2014-12-31
OptimizeRx Corp
filed 2015-03-31
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,134,458

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,912,319 common shares as of March 20, 2015

PART IV

Item 15.	Exhibits, Financial Statement Schedules	33

PART I

Item 1. Business

Company Highlights For 2014

In 2014 and into 2015, our company continues to be focused on four key operational areas:

1.	Expand pharmaceutical brands and budgets
2.	Expand physician utilization in our current EHR Network
3.	Expand our promotional network in other EHRs and platforms
4.	Expand infrastructure and resources to fully support and exploit each of the above three.

Per Per this focus, we were able to demonstrate success in each during 2014 through:

•	increased sales of approximately 39% over 2013.

•	increased promotional transactions of approximately 26% over those in 2013.

•	distributed eCoupons related to approximately 80 different brands.

•	generated operating income of approximately $400,000, excluding non-cash expenses,

•	successfully launching our SampleMD e-coupon solution within Quest Diagnostics’ Care360 EMR and eHealthline networks.

•	continued acquisition of new pharmaceutical manufacturers and brands promoting through our platforms.

•	hiring of key senior level personnel, including a highly experienced financial executive as CFO and a former global marketing director from AstraZeneca to lead east coast sales, while expanded our Board of Directors with seasoned executives.

•	acquisition of $10 million dollars in new capital to exercise the negotiated buyout of Vicis, which netted out an additional $2.8 million dollars to us, and a reduction of approximately 7 million in potential fully diluted shares.

•	completion and launch of the SampleMD 2.0 technology platform to support growth and are upgrading to Oracle database software to further improve system and reporting capacity.

•	conducting and proving an outstanding Return on Investment associated with our pharmaceutical promotions through three independent analytics firms involving multiple pharmaceutical brands and manufacturers.

•	unveiling VoucherDVM and engaged leading platforms to offer automated vet product savings. The company has formalized an agreement with National Veterinary Associates, a leading national hospital network, to beta launch in second quarter of 2015.

We generated positive cash flow from operations in 2014, excluding working capital fluctuations, and we expect to continue to do so in 2015, as well as to be profitable during the upcoming year based on the expected escalation of revenues.

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We are in the process of completing the initial rollout of brands into the Practice Fusion network, as well as discussing 2015 rollout dates with other potential networks.

In the fourth quarter of 2014, we signed an agreement with Practice Fusion, the largest cloud-based electronic health records (EHR) platform, to integrate and automate our patient savings and support system to enable Practice Fusion prescribers to more efficiently help patients better afford and adhere to their prescribed medications. Practice Fusion’s EHR is used by a community of more than 112,000 active medical professionals monthly with over 91 million patient records and should have a significant impact on our prescribing reach and sales once live. We anticipate that the integration will be completed early in the second quarter of 2015.

We are enforcing our agreements to integrate our promotions within LDM/PDR’s network of over 100,000 physicians and work collectively to integrate into NextGen. This delay in implementation of agreed terms has resulted in significant loss of revenue and profits to OptimizeRx. Thus we are aggressively seeking multiple strategies, including legal, to address and resolve this.

In March 2015, we signed an agreement with HCA Information Technology & Services, Inc.to pilot our eCoupon promotional system within their network. HCA is the largest hospital system in the nation.

We also signed our first agreement with National Veterinary Associates (NVA), one of the largest veterinary hospital systems in the nation.

Pharmaceutical Sales and Marketing Updates

Our sales team continues to expand opportunities within existing and new clients. We are focused on adding additional brands at existing clients, expanding the utilization of our network for existing brands, and obtaining new clients.

Additionally, we are expanding our non e-Coupon services as follows:

●	We will focus on our New Drug File Integration.

●	We will begin a test rollout of our demand drug rep and sample request with two Urology EHR platforms to provide immediate access to assigned drug reps. Drug rep access via cold calling has become a very inefficient way to support and market to physician offices. This provides a novel, potentially ground breaking new way to increase access and meaningful support by reps in a more efficient, effective manner.

●	ePrescribe Training – we have multiple opportunities pending to leverage our partnership with WPP/Grey to train representatives on understanding and leveraging EHR sales opportunities.

●	VoucherDVM - we continue to advance our negotiations with each of the leading veterinarian technology platforms and have signed an agreement with National Veterinary Associates, one of the largest veterinary groups in the U.S., to initiate a beta launch within the second quarter of 2015.

We are also continuing to ramp up our marketing efforts as follows:

●	Held multiple meetings generated through Pharma to bring on new Health Systems/ePrescribe Platforms.

●	Spoke at Coupon and Co-Pay Off-set Strategies Conference.

●	Spoke at the Noble Financial Capital Markets Eleventh Annual Equity Conference at Club Med.

●	Sponsored the 2nd Annual ePrescribe/EHR Conference.

●	Developed and distributed a White Paper to demonstrate the eCoupon ROI to Pharmaceutical Manufacturers.

●	Through our partnership with Grey Healthcare, rebranded our promotional marketing items, including new brochures, presentations, and digital media.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase substantially over last year.

Financial Update

We generated positive cash flow from operations, when ignoring working capital fluctuations, of approximately $400,000 in 2014 as set forth in the following table.

	Years Ended December 31
	2014	2013

Net Revenue	$6,502,962	$4,679,741
Revenue Share Expense	3,221,534	1,861,316

Gross Margin	3,281,428	2,818,425

Total Operating Expenses	4,307,756	3,085,961
Less Noncash operating expenses	1,439,877	717,173

Cash operating Expenses	2,867,879	2,368,788

Income from Operations excluding noncash expenses	$413,549	$449,637

Operational Update

In 2015, we are intensively focused on increasing physician utilization of our partner networks. Prior to the launch of the Practice Fusion network, the total reach of our partner networks was approximately 300,000 providers. However, only approximately 100,000 providers have access to eCoupon functionality. Approximately 65,000 providers have used our eCoupon functionality at least once, but only approximately 20,000 providers actually use the networks regularly at the present time. We are working individually with each of our partners based on their particular situation to improve workflow to increase coupon utilization by those providers that have access, obtain access for those providers that currently do not have e-coupon access, and increase overall revenue derived from each channel. We believe there is significant revenue growth available within our existing brands by better utilization of our existing partner networks in addition to the revenue growth provided by new brands and new network partners.

Technology Updates

To support our growth, we have completed the development and migration of SampleMD 2.0’s on-demand, rule based content delivery platform. The system can now manage up to 1 million rules and return the appropriate content within 1 second. This allows unsurpassed response time to avoid delays, and the ability to meet the upcoming dramatic scale we expect.

We have launched downloadable “wrapper” code, which streamlines the integration requirements for our solution from a few weeks to a few days, if EHR channel partners choose to utilize this method. This addresses one of the biggest hurdles we face in getting health systems and EHRs to implement our system, given the extensive demand on their available technical resources.

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

Other Key Events in 2014

During 2014, we also successfully completed a $10 million capital raise and exercised the option to redeem Vicis Capital Master Fund’s holdings in our company. By successfully executing these initiatives we reduced potential fully diluted shares by approximately 7 million and provided an additional $2.8 million in working capital to support our growth and eliminate dividend payments and other unfavorable provisions of Vicis’ preferred stock.

We added two new outside members to our Board of Directors. Gus Halas has an extensive operating background at a variety of companies across a wide range of industries. He brings broad based business and investor perspectives to our senior leadership and is a real asset to us as we hone our strategy and further position ourselves for growth acceleration. Dr. Jack Pinney brings broad based medical knowledge and extensive experience in physician practice and an important user perspective to our Board of Directors and works with us to better understand how we can help more healthcare providers utilize our automated access to needed information and support for their practice and patients.

We expanded our senior leadership team by adding Ed Berger, a former AstraZenica global marketing director with extensive contacts throughout the pharmaceutical industry to lead our sales efforts on the east coast. We also added Doug Baker as our Chief Financial Officer, a certified public accountant with extensive financial experience with public companies.

In August 2014, we settled litigation related to a patent infringement case with Physicians Interactive Holdings, Inc. and Skyscape.com. All actions and claims have been released. We believe this settlement will reduce legal expenses moving forward.

Summary

Despite the lengthy sales cycle involved in creating this new e-coupon market, we remain very excited about our core e-coupon business and expect acceleration to continue with the launch of additional channels and our joint pursuit of leading health systems with our pharmaceutical partners. We expect our active network to grow substantially in 2015 and feel confident our active users will double by the end of the second quarter of 2015 based on anticipated contractual and platform commitments being implemented.

We are also pleased with the status of our current discussions with, and the value recognized by, leading veterinary platform providers that are interested in partnering to deliver similar automated savings to animal owners—while allowing veterinarians to remain competitive in their pharmacy business. These discussions are leading to expanded ways we can offer savings directly to veterinarians—as well as to their pet owners outside of the vet clinics.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

●	SampleMD is a revolutionary virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems to search, print or electronically dispense directly to patients and a national network of pharmacies. SampleMD eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients. Today, almost 60% of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications. Over 90% of our revenue comes through activities related to our SampleMD platform.

●

OPTIMIZEHR – Our consulting practice focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their products. Our consulting services include: 1) Drug File Integration - a service to insure that the manufacturer’s drug is present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their bands; and 3) Strategy Development – a service that assists manufactures in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but we believe this represents a significant growth opportunity for us.

●

OPTIMIZERx.com – Our Direct to Consumer Website is a portal to healthcare savings for patients to centrally review and participate in prescription and healthcare savings and support programs. To date, we have over 2.4 million members who have registered. We strive to provide all the information and guidance that patients undergoing long-term pharmaceutical treatments may require. Patients can search by their medication or their condition in order to access educational information regarding their condition, information regarding their medication, coupons for instant savings when they purchase their medications, information on free drug trials, and guidance to any other savings programs available to them. At the present time, we generate no revenue through this site, but we believe it represents a significant potential future revenue source.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness in the market. As previously discussed, we continue to actively participate in industry and partner events such as exlPharma and the ACE – Allscripts Users Conference as well as taking a lead sponsor position in the CBInet eRx and EHR conferences in March and October of 2014. We are also a cosponsor of the March 2015 conference. During the course of the year, we also initiated and delivered successful email marketing campaigns, which generated viable leads for our sales force.

In 2013, we also announced our strategic partnership with WPP/Grey Health Group, a leading agency within the healthcare marketplace. We plan to continue to increase our marketing efforts with all of our strategic partners, as we intend to continue to promote SampleMD and OPTIMIZERx primarily through the following:

●	Industry and Partner Events;

●	Email Campaigns;

●	Internet Marketing;

●	Public Relations Campaigns;

●	Physician Offices;

●	Direct to Consumer Marketing;

●	Trade Media Advertising;

●	Pharmacy Partners;

●	Physician Organizations and Associations; and

●	Strategic Relationships.

Additionally, in 2014, we hired a highly seasoned Sales and Marketing Executive, who has decades of global pharmaceutical marketing and sales experience at AstraZeneca and elsewhere, as our Eastern Vice President of Sales. We continue to be alert for qualified sales personnel and will expand our sales force as revenues continue to grow.

Competition

Our SampleMD platform competes in the highly competitive pharmaceutical and healthcare advertising industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks. Coupon offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion.

Despite these overall competitors, we do not have major competition in our space of the market. We have been experiencing a growing list of potential partners whom either have content that want to deliver through the SampleMD engine and network, or whom have complementary technology and want to integrate our solution as a channel partner, expanding our reach to clinicians. The primary competitors in our space of the market are PDR Network, LLC and Physicians Interactive Holdings, Inc. However, we believe our breadth of brands offered, extensive list of pharmaceutical clients, and the vast reach of our network give us a substantial advantage and allows us to achieve a dominant position in the marketplace.

Intellectual Property

In 2012, we were awarded a patent for our innovative SampleMD solution (US Patent No. 8,341,015). This award was a result of our extensive research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients. We have also submitted and will be preparing additional filings to protect our intellectual property on forthcoming solutions that will further assist and support physicians, pharmacists and patients.

In addition, we have hired Harness, Dickey & Pierce, a nationally ranked IP firm, to further expand and protect our intellectual property. Through them, we have filed two additional patents on our technology. We believe our current and expanding IP will allow us to continue being the leader in this rapidly growing space.

OPTIMIZERx and SampleMD are both licensed trademarks of ours.

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

Employees

As of December 31, 2014, we had 12 full time employees and 1 part time employee, in addition to contracted programmers, as needed, through our established relationship with Simple eSolutions, a technical and programming resources partner. Additionally, we have one contracted business development individual targeting new EMR channel and pharma clients.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Michigan.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

Since the inception of our business we have historically incurred losses. While we have increased revenues significantly, we have not yet been able to achieve profitability due to significant investments in our growth. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

Our business and growth may suffer if we are unable to attract and retain key employees.

Our success depends on the expertise of our executive officers and certain other key technical personnel. It may be difficult to find sufficiently qualified individuals to replace management or other key technical personnel in the event of death, disability or resignation, thus frustrating our ability to implement our business plan, which could negatively affect our operating results.

Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified media, management, finance, marketing, sales and technical personnel. However, competition for these types of employees is intense due to the limited number of qualified professionals. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business. We believe that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

Our failure to obtain retain or attract additional customers could prevent us from successfully executing our business plan.

We currently work with many leading pharmaceutical companies, including Pfizer, Eli Lilly, Auxilium, Actavis, AstraZeneca, Alcon, Daichi Sankyo, Shire, Activis, and others. Our failure to retain existing customers or expand with new customers could negatively impact our business.

We are dependent on a concentrated group of customers

Our revenues are concentrated in approximately 25 customers, primarily large pharmaceutical manufacturers and large advertising agencies. Approximately 64% of our revenue came from our largest five customers. Loss of one or more of these customers could have a significant negative impact on our operating results.

We may be unable to support our technology to further scale our operations successfully.

Our plan is to grow rapidly through further integration of our technology in electronic platforms. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

If we are unable to maintain our contracts with electronic prescription platforms, our business will suffer.

We are reliant upon our contracts with leading electronic prescribing platforms, including Allscripts, Dr. First, Quest Diagnostics, and others. We will need to maintain these relationships as well as diversify them. The inability to do so could adversely impact our business.

Our agreements with electronic prescription platforms are subject to audit, which could subject us to additional costs that might affect our results of operations.

Our agreements with our electronic prescription platform partners provide for revenue sharing payments to the platform partners based on the revenue we generate through the platform. These payments are subject to audit by our partners, at their cost, and if there is a dispute as to the calculation, we may be liable for additional payments. If an underpayment is determined to be in excess of a certain amount, for example 10%, some agreements would require us to pay for the cost of the audit, as well.

Developing and implementing new and updated applications, features and services for our portals may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.

We have completed the development and migration of SampleMD 2.0’s on-demand, rule based content delivery platform. The system can now manage up to 1 million rules and return the appropriate content within 1 second. This allows unsurpassed response time to avoid delays, and the ability to meet the upcoming dramatic scale we expect. Despite the launch of Sample MD 2.0, attracting and retaining users of our portals requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients. The costs of development of these enhancements may negatively impact our ability to achieve profitability.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our portals and related applications, features and services. Our development and/or implementation of new technologies, applications, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

If we are unable to adhere to the regulatory and competitive climate in which we operate, we could be materially and negatively impacted.

Do to the labyrinth of regulations in healthcare space, state and federal, as well as political sensitivity of healthcare delivery our business model could be negatively impacted or fail.

The markets in which we operate are competitive, continually evolving and, in some cases, subject to rapid change.

●	Our portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and Web sites that provide savings on medications and healthcare products, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related web sites; general purpose consumer web sites that offer specialized health sub-channels; other high-traffic web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites.

●	Our healthcare provider portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which our public portals participate, we expect that competitors will continue to enter these markets.

Developments in the healthcare industry could adversely affect our business

Most of our revenue is derived from the healthcare industry and could be affected by changes affecting healthcare spending. We are particularly dependent on pharmaceutical, biotechnology and medical device companies for our advertising and sponsorship revenue.

General reductions in expenditures by healthcare industry participants could result from, among other things:

●	government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

●	government regulation prohibiting the use of coupons by patients covered by federally funded health insurance programs;

●	consolidation of healthcare industry participants;

●	reductions in governmental funding for healthcare; and

●	adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical, biotechnology or medical device companies or other healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

●	changes in the design of health insurance plans;

●	a decrease in the number of new drugs or medical devices coming to market; and

●	a decrease in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies.

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to products and services of the types we provide.

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Because we are embroiled in various lawsuits from time to time with uncertain consequences, the outcome of potential judgments may negatively affect our financial condition and results of operations

We are currently involved in litigation and other disputes, as described in Item 3 of this report. As we continue to grow, we can expect to have to deal with lawsuits that affect our business. Lawsuits are uncertain and involve a substantial degree of risk. If we are unable to successfully prosecute or defend these actions, our financial condition and results of operations could suffer.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of our product or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

If we are unable to manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our business is subject to changing regulation of corporate governance and public disclosure

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal and state entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities have continued to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Complying with these new regulations has resulted in, and is likely to continue to result in, increased general and administrative costs and a diversion of management time and attention from revenue generating and other business activities to compliance activities.

Risks Relating to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “OPRX” on the OTCQB operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 400 Water Street, Suite 200, Rochester, Michigan, 48307.  We initially entered into a 3 year lease for this 2,886 square foot facility, with a cost of $5,049.25 per month. We renewed that lease for a two year period on December 1, 2014 for a monthly rental rate of $5,201.50. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

In September 2014, we initial litigation against Shadron Stastney, our previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not unconditionally obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares.

In March 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the United States District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which approximates $900,000, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March 2015, we also initiated litigation against PDR Network, LLC in the United States District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and we are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which approximates $900,000, as well as damages for lost income and business value as a result of PDR’s actions.

In early 2014, Mr. Milton Wilpon (“Mr. Wilpon”) of New Jersey claimed to have obtained a default judgment for approximately $929,000 in the New Jersey Superior Court, Essex County (the “Judgment”) against a predecessor of ours and was seeking to amend the Judgment to add us as a judgment debtor.   We appeared in the action and filed a motion to vacate the Judgment on several grounds. , In September 2014, the Court granted our motion and vacated the Judgment in its entirety and dismissed the action.

However, in December 2014, we were served with a copy of a Demand for Arbitration filed by Mr. Wilpon relating to his claims under the Settlement Agreement.  On February 24, 2015, we filed an appearance with the AAA objecting to the arbitration on several grounds, including (1) that claims arose in 2001 and are barred by the applicable statute of limitations; (2) plaintiff did not properly serve and file the demand for arbitration and (3) plaintiff has not followed the proper procedure for the appointment of an arbitrator as provided by the Settlement Agreement.   We will continue to vigorously oppose Mr. Wilpon’s claims.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	1.65	0.91
September 30, 2013	1.80	0.88
June 30, 2013	1.91	1.12
March 31, 2013	1.42	0.96

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	1.15	0.80
September 30, 2014	1.54	1.10
June 30, 2014	1.80	1.42
March 31, 2014	1.95	1.41

Quarter Ended March 31, 2015 (through March 20, 2015)	1.40	$0.98

On March 20, 2015, the last sales price per share of our common stock was $1.36.

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

Holders of Our Common Stock

As of March 20, 2015, we had 22,912,319 shares of our common stock issued and outstanding, held by 326 shareholders of record at our transfer agent, with approximately 1,000 additional shareholders holding our shares in street name.

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

Equity Compensation Plans as of December 31, 2014

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Plan approved by shareholders (2013 Equity Compensation Plan)	552,500	$1.51	410,000
Plan not approved by shareholders (Other Equity Compensation (includes options and warrants))	2,609,139	$1.54	–
Total	3,161,639	$1.53	410,000

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In January 2015, we issued 12,500 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in the fourth quarter of 2014.

In March 2015, we signed a capital markets advisory agreement whereby we agreed to issue 90,000 shares of common stock in two increments as payment for the advisory services. The first 45,000 shares were issued in March 2015.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenues

Our total revenue reported for the year ended December 31, 2014 was approximately $6.5 million, an increase of 39% from the year ended December 31, 2013. This increased revenue resulted from increases in all major revenue categories including setup fees, reporting fees, and eCoupon distributions and resulted from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued revenue increases in 2015.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 25 pharmaceutical companies as customers and we received approximately 64% of our revenue in the year ended December 31, 2014 from our largest 5 customers, with approximately 20% of revenue from our largest customer. During the year ended December 31, 2013, approximately 75% of revenue came from our 5 largest customers, with 36% from our largest customer. While we are still dependent on major customers, as our customer base expands, we are becoming less dependent on any one customer.

Cost of Sales

Our cost of sales, composed of revenue share expense, increased in the year ended December 31, 2014, over the year ended December 31, 2013 as a result of the revenue increases. In addition, revenue share expense as a percentage of revenue in 2014 increased over 2013 from approximately 40% in the year ended December 31, 2013 to approximately 50% in the year ended December 31, 2014.

These increases in revenue share expense as a percentage of revenue result from a combination of factors, including product mix whereby a larger percentage of overall revenues are subject to revenue share, the LDM settlement agreement, which resulted in increased revenue share payments, and increased distributions at channel partners with financial incentives to increase distributions that result in higher payments per distribution. We expect revenue share expense as a percentage of revenue in 2015 to continue at levels similar to, or greater than, that of 2014 as revenues subject to revenue share expense continues to increase as a percentage of our overall revenues, and as a result of the LDM agreement being in effect for all of 2015, compared with only 10 months of 2014.

Operating Expenses

Operating expenses increased to approximately $4.3 million for the year ended December 31, 2014 from approximately $3.1 million for the year ended December 31, 2013, an increase of approximately 40%. The detail by major category is reflected in the table below.

	Years Ended December 31
	2014	2013

Salaries, wages, & Benefits	$1,477,450	$1,320,065
Professional Fees	242,169	426,426
Board Compensation	19,565	-0-
Investor Relations	110,998	126,399
Consultants	72,487	100,077
Advertising and Promotion	87,201	47,105
Depreciation and Amortization	264,340	193,791
Development and Maintenance	189,566	81,264
Office, Facility, and other	140,101	123,892
Travel	131,637	143,560

Subtotal	2,735,514	2,562,579

Stock-based compensation	1,172,242	523.382
Lawsuit settlement	400,000	-0-

Total Operating Expense	$4,307,756	$3,085,961

The main reasons for the increase in operating expenses in 2014 are stock-based compensation, and the lawsuit settlement, which resulted in a $400,000 payment to the plaintiff. Ignoring those items, operating expenses only increased approximately 7% compared with a revenue increase of approximately 40%. The lawsuit settlement is a one-time expense that is not expected to recur, although as discussed above, it affects revenue share expense on an ongoing basis. Stock based compensation expense increased significantly as a result of stock grants to two executive officers and option grants to new and existing employees. We expect that stock compensation expenses will be significantly reduced in 2015 as there are no stock grants scheduled, aside from some remaining shares that will come due in 2015 to our new directors under our Director Compensation Plan, and amortization of the stock granted to the previous CEO has been completed.

Within the remaining operating expenses, there were a variety of increases, some of which were offset by savings in other areas. Salaries, wages and benefits increased as a result of additional staff. Professional fees decreased primarily as a result of the resolution of litigation in 2014, resulting in lower legal fees. Advertising and promotion increased as a result of our sponsorship of eCoupon conferences. Development and Maintenance increased as a result of expansion of our system capacity and capabilities.

Net Loss

We finished the year ended December 31, 2014 with a loss of approximately $1.0 million, as compared to a loss of approximately $0.25 million during the year ended December 31, 2013. The reasons for specific components are discussed above. Overall, the increase in revenue and resulting gross margin was offset by increased operating expenses, however the majority of those increases were in non-recurring or non-cash items. The lawsuit settlement with LDM accounted for $400,000 of the increased loss. In addition, the 2014 loss included noncash items of approximately $1.2 million related to stock based compensation and approximately $264,000 of depreciation and amortization. Ignoring working capital changes, we had positive cash flow from operations of approximately $400,000 during the year ended December 31, 2014. In the year ended December 31, 2013, the loss of approximately $267,000 included non-cash expenses of only approximately $525,000 in stock-based compensation and $195,000 in depreciation and amortization, resulting in cash flow from operations (ignoring working capital items) of slightly over $450,000 in 2013.

Quarterly Financial Information

As discussed in the notes to the financial statements, we have restated our 2013 financial statements. The restatement relates to unrecorded stock compensation related to investor relations and consulting services, unrecorded revenue share payables, and changes in revenue recognition, all occurring during the year ended December 31, 2013. The revenue recognition relates to promotional programs started in 2013 that were expected to be completed in 2013, but actually carried over into 2014. These items were discovered as a result of their effect on the 2014 financial statements and a result, the quarterly financial statements also will be restated. Following are the restated income statement numbers for the first three quarters that will be used in the 2015 quarterly reports on Form 10-Q, as well as the fourth quarter amounts for information purposes.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$1,289,428	$1,426,808	$1,819,421	$1,967,305	$6,502,962
Revenue Share Expense	561,411	730,140	958,334	971,649	3,221,534

Gross Profit	728,017	696,668	861,087	995,656	3,281,428

Operating Expenses	1,490,218	896,529	1,155,933	765,076	4,307,756

Income (Loss) from Operations	(762,201)	(199,861)	(294,846)	230,580	(1,026,328)

Other income	106	223	303	303	935

Loss before Taxes	(762,095)	(199,638)	(294,543)	230,883	(1,025,393)

Provision for Taxes	-0-	-0-	-0-	-0-	-0-

Net Income (Loss)	(762,095)	(199,638)	(294,543)	230,883	(1,025,393)

Loss per share
Basic and Diluted	(0.03)	(0.01)	(0.01)	0.01	(0.04)

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of approximately $5.6 million, compared with current liabilities of approximately $2.4 million, resulting in working capital of approximately $3.2 million and a current ratio of approximately 2.3 to 1. This is a significant improvement over the working capital balance of approximately $350,000 and current ratio of 1.15 to 1 at December 31, 2013. The increase is largely due to the private offering we conducted in March of 2014, resulting in $2.8 million in working capital. We are currently generating positive cash flow from operations, ignoring working capital fluctuations, and we expect our working capital balance to continue to improve in future quarters.

Our operating activities used approximately $50,000 in the year ended December 31, 2014, however, this was significantly impacted by working capital items, primarily an increase in accounts receivable of approximately $589,000 as a result of increasing sales throughout the year. Without this, we would have had positive cash flow from operations and we expect positive cash flow from operations in future quarters in 2015 and for the full year in 2015. When ignoring working capital fluctuations, we generated positive cash flow from operations in both years as shown in the table below.

	Years Ended December 31
	2014	2013

Net Revenue	$6,502,962	$4,679,741
Revenue Share Expense	3,221,534	1,861,316

Gross Margin	3,281,428	2,818,425

Total Operating Expenses	4,307,756	3,085,961
Less Noncash operating expenses	1,439,877	717,173

Cash operating Expenses	2,867,879	2,368,788

Income from Operations excluding noncash expenses	$413,549	$449,637

We used approximately $400,000 in investing activities in the year ended December 31, 2014 compared with about $300,000 in the year ended December 31, 2013. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward.

Financing activities provided approximately $2.8 million during the year ended December 31, 2014. This results from a $10 million equity raise in March 2014, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the potential fully diluted shares count, even when considering the new equity issued. The redemption also alleviated further dilution in connection with dividends payable to the preferred shareholder. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity for operating purposes. There were no cash flows from financing activities in the same period in 2013.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, however, we consider our critical accounting policies to be those related to revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firms;
F-3	Consolidated Balance Sheets as of December 31, 2014 and 2013;
F-4	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;
F-5	Consolidated Statement of Stockholders’ Equity as of December 31, 2014;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and
F-6	Consolidated Notes to Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

OptimizeRx Corporation

Rochester, Michigan

We have audited, before the effects of the adjustments for the correction of the errors described in Note 17, the accompanying consolidated balance sheet of OptimizeRx Corporation as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (the 2013 financial statements before the effects of the adjustments discussed in Note 17 have been withdrawn and are not presented herein). The 2013 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the errors described in Note 17, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 17 and, accordingly, do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KLJ & Associates, LLP.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OptimizeRx Corporation

We have audited the accompanying consolidated balance sheet of OptimizeRx Corporation as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. OptimizeRx Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the financial statements, errors resulting in an understatement of deferred revenue, liabilities, and stock compensation expense were discovered by management. Accordingly, adjustments have been made to correct the error.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 30, 2015

OPTIMIZERx CORPORATION

Consolidated Balance Sheet as of

December 31, 2014 and 2013

		December 31,
	December 31,	2013
	2014	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$3,446,973	$1,118,243
Accounts receivable	2,100,381	1,511,709
Prepaid expenses	28,093	11,771
Total Current Assets	5,575,447	2,641,723
Property and equipment, net	12,813	15,057
Other Assets
Patent rights, net	930,854	885,950
Web development costs, net	504,643	404,986
Security deposit	5,049	5,049
Total Other Assets	1,440,546	1,295,985
TOTAL ASSETS	$7,028,806	$3,952,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$200,372	$188,739
Accounts payable - related party	570,000	570,000
Accrued expenses	25,459	12,000
Revenue share payable	1,502,761	1,287,552
Deferred revenue	120,130	226,272
Total Liabilities	2,418,722	2,284,563
Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 65 shares issued and outstanding at December 31, 2014 and 2013, respectively	-0-	-0-
Common stock, $.001 par value, 500,000,000 shares authorized, 22,867,319 and 14,817,496 shares issued and outstanding at December 31, 2014 and 2013, respectively	22,867	14,817
Stock warrants	2,153,295	18,148,049
Additional paid-in-capital	27,595,609	8,875,155
Stock Payable	963,063	-0-
Deferred stock compensation	-0-	(270,462)
Accumulated deficit	(26,124,750)	(25,099,357)
Total Stockholders' Equity	4,610,084	1,668,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,028,806	$3,952,765

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations for the Years

Ended December 31, 2014 and 2013

		For the
	For the	year ended
	year ended	December 31,
	December 31,	2013
	2014	(restated)

NET REVENUE	$6,502,962	$4,679,741
REVENUE SHARE EXPENSE	3,221,534	1,861,316
GROSS MARGIN	3,281,428	2,818,425
EXPENSES
Operating expenses
Stock-based compensation	1,172,242	523,382
Depreciation and amortization	264,340	193,791
Lawsuit settlement	400,000	-0-
Other operating expenses	2,471,174	2,368,788
Total Operating expenses	4,307,756	3,085,961
LOSS FROM OPERATIONS	(1,026,328)	(267,536)
OTHER INCOME
Interest income	935	246
Interest expense	-0-	-0-
TOTAL OTHER INCOME	935	246
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,025,393)	(267,290)
PROVISION FOR INCOME TAXES	-0-	-0-
NET LOSS	$(1,025,393)	$(267,290)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	22,382,415	14,388,017
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: FULLY DILUTED	24,008,353	21,196,096
NET LOSS PER SHARE: BASIC AND DILUTED (no separate per share amount shown because loss is antidilutive)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2013 (restated)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock	Additional Paid-in	Stock	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Payable	Compensation	Deficit	Equity
Balance, January 1, 2013	65	$-0-	14,232,496	$14,232	$20,058,051	$6,164,666	$-0-	$-0-	$(24,832,067)	$1,404,882
Issuance of stock options:
to employees						7,720				7,720
for consulting						146,412		(59,134)		87,278
Issuance of common stock:
for services			84,000	84		141,856		(36,520)		105,420
for severance			500,000	500		504,500		(505,000)		-0-
for correction of prior issue			1,000	1		(1)				-0-
Reclassification for expired warrants					(1,910,002)	1,910,002				-0-
Expense consulting services								330,192		330,192
Net loss for the year									(267,290)	(267,290)
Balance, December 31, 2013 (restated)	65	$-0-	14,817,496	$14,817	$18,148,049	$8,875,155	$-0-	$(270,462)	$(25,099,357)	$1,668,202

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2014

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock	Additional Paid-in	Stock	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Payable	Compensation	Deficit	Equity
Balance, December 31, 2013 (restated)	65	$-0-	14,817,496	$14,817	$18,148,049	$8,875,155	$-0-	$(270,462)	$(25,099,357)	$1,668,202
Issuance of stock options:
to employees						272,804				272,804
to consultants						16,935		(16,935)		-0-
Issuance of common stock:
for services			167,065	167		26,812	14,688			41,667
for cash			8,333,333	8,333		8,408,699	378,000			8,795,032
for warrant exercise			445,765	446	(694,133)	693,687				-0-
Issue warrants for equity raise					1,110,211	(1,110,211)				-0-
Issue stock rights to officers							570,375			570,375
Reclassify expired and redeemed warrants					(16,410,832)	16,410,832				-0-
Expense consulting services								287,397		287,397
Redeem shares for cash	(65)	-0-	(896,340)	(896)		(5,999,104)				(6,000,000)
Net loss for the year									(1,025,393)	(1,025,393)
Balance, December 31, 2014	-0-	$-0-	22,867,319	$22,867	$2,153,295	$27,595,609	$963,063	$-0-	$(26,124,750)	$4,610,084

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2014 and 2013

		For the
	For the	year ended
	year ended	December 31,
	December 31,	2013
	2014	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,025,393)	$(267,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	264,340	193,791
Loss on disposal of assets	3,295	-0-
Stock options issued for services	272,804	94,998
Stock-based compensation	899,438	435,612
Changes in:
Accounts receivable	(588,672)	(894,911)
Prepaid expenses	(16,322)	56,387
Accounts payable	11,633	134,046
Revenue share payable	215,210	1,196,975
Accrued expenses	13,459	6,000
Deferred revenue	(106,142)	177,020
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56,350)	1,132,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,984)	-0-
Patent rights	(110,551)	(150,588)
Web development costs	(292,417)	(148,060)
NET CASH USED IN INVESTING ACTIVITIES	(409,952)	(298,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,795,032	-0-
Redemption of common and preferred stock	(6,000,000)	-0-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,795,032	-0-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,328,730	833,980
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,118,243	284,263
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,446,973	$1,118,243
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-0-	$270,462

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – NATURE OF BUSINESS

OptimizeRx Corporation, is a technology solutions company targeting the health care industry. Our objective is to bring better access to better care through connecting patients, physicians and pharmaceutical manufacturers through technology. Originally defined as a marketing and advertising company through our consumer website, we have matured into a technology solutions provider as we launched our direct to physician solution, SampleMD. SampleMD allows physicians to search, print and send available sample trial vouchers and/or co-pay coupons on behalf of their patients. The SampleMD solution is integrated into the physician’s ePrescribing or Electronic Medical Records applications, but could also be a stand-alone desktop application. OptimizeRx solutions provide pharmaceutical manufacturers a direct to physician channel for communicating and promoting their products. It provides health care providers a means to provide sampling and coupons without having to physically store samples on site, and it provides better access and affordability to patients.

The company was originally formed as Optimizer Systems, LLC in the State of Michigan on January 31, 2006. It incorporated in the State of Michigan on October 22, 2007 and changed its name to OptimizeRx Corporation. On April 14, 2008, RFID, Ltd., a Colorado corporation, consummated a reverse merger by entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 1,256,958 shares of common stock of RFID, Ltd., representing 100% of the outstanding capital stock of RFID, Ltd. As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business. On April 15, 2008, RFID, Ltd.’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, a migratory merger was completed, thereby changing the state of incorporation from Colorado to Nevada, resulting in the current corporate structure, in which OptimizeRx Corporation, a Nevada corporation, is the parent corporation, and OptimizeRx Corporation, a Michigan corporation, which is a wholly-owned subsidiary (together, "OptimizeRx" and "the Company").

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

DECEMBER 31, 2014

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $0 for each of the years ended December 31, 2014 and 2013. The allowance for doubtful accounts was $0 as of both December 31, 2014 and 2013.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

The capital assets are being depreciated over their estimated useful lives of three to seven years using the straight-line method of depreciation for book purposes.

Revenue Recognition and Revenue Share Expense

Revenue is recognized when it is earned. Revenues are generated from our SampleMD activities in which we deliver eCoupons and eVouchers through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), or from reselling services that complement our business for other of our partners.

We recognize setup fees that are required for integrating client offerings and campaigns into the SampleMD content delivery system and network upon completion of the setup and launch of the client’s campaign within the SampleMD system. As the eCoupons and or eVouchers are distributed through the SampleMD platform and network of channel partners (a transaction), these transactions are recorded and revenue is recognized at the time of distribution. Revenue for transactions can be realized based on a price per distribution or a price per redemption depending on the client contract. Additionally, the company also recognizes revenue for providing program performance reporting and maintenance, either by the company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue.

The company on occasion has also resold products and or services that are available through our channel partners, and that is complementary to our core businesses and client base. In these instances net revenue is recognized based on the commission based revenue split that the company receives.

Based on the volume of transactions that are delivered through our channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue share to PDR/LDM as a result of a 2014 legal settlement in an amount equal to the greater of 10% of eCoupon revenues generated or $0.37 per eCoupon distributed.

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

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development expenses as incurred. Our research efforts are focused on understanding the market dynamics that have the potential to affect the business in both the short and long term. Our primary goal is to help patients better afford and access the medicines their doctor prescribes, as well as other healthcare products and services they need. Based on this, the Company continually seeks better ways to meet this mission through improved technology, better user experiences and new ways to engage industries to provide new support for patients needing their products, as well seeking new services and solutions to offer.

Share-based Payments

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant. For restricted stock the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2014	2013

Expected dividend yield	0%	0%
Risk free interest rate	0.90%-1.44%	0.79%-1.42%
Expected option term	3.5 years	5.0 years
Turnover/forfeiture rate	0%	0%
Expected volatility	117% - 138%	155% - 171%

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. OptimizerRx’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

Loss Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock have not been included in the diluted earnings per share calculation for either year since their effect is anti-dilutive.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Insurance	$18,093	$6,722
Rent	-0-	5,049
Legal	10,000	-0-
Total prepaid expenses	$28,093	$11,771

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Computer equipment	$19,519	$22,360
Furniture and fixtures	11,088	11,088
Subtotal	30,607	33,448
Accumulated depreciation	(17,794)	(18,391)
Property and equipment, net	$12,813	$15,057

Depreciation expense was $5,933 and $5,628 for the years ended December 31, 2014 and 2013, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – WEB-BASED TECHNOLOGY

The Company has capitalized costs in developing their web-based technology, which consisted of the following as of December 31, 2014 and 2013:

	2014	2013
OptimizeRx web-based technology	$154,133	$154,133
SampleMD web-based technology	602,517	602,517
SampleMD 2.0 web-based technology	440,477	148,060
Subtotal, web-based technology	1,197,127	904,710
Accumulated amortization	(633,401)	(440,641)
Impairment	(59,083)	(59,083)
Web-based technology, net	$504,643	$404,986

Amortization is recorded using the straight-line method over a period of up to five years. During 2014, the Company launched its SampleMD 2.0 web-based technology. The OptimizeRx web-based technology was fully impaired in 2010 and has no remaining carrying value. Amortization expense for the web-based technology costs was $192,760 and $130,289 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6 – PATENT AND TRADEMARKS

On April 26, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for the SampleMD patent from an officer and shareholder in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options, which expire in April 2015, that were valued at $360,000. The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

The Company has capitalized costs in purchasing and defending the SampleMD patent, which consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	170,937	87,993
New patents and trademarks	90,202	62,595
Accumulated amortization	(260,285)	(194,638)
Patent rights and intangible assets, net	$930,854	$885,950

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $65,647 and $57,874 for the years ended December 31, 2014 and 2013, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution or redemption of coupons, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 1. Deferred revenue was $120,130 and $226,272 as of December 31, 2014 and 2013, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for the SampleMD patent in process at the time from an officer and shareholder in exchange for 300,000 shares of common stock to be granted at the discretion of the seller in addition to 200,000 stock options, which expire in April 2015, that were valued at $360,000. The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

NOTE 9 – COMMON STOCK

OptimizeRx Corporation has 500,000,000 shares of $.001 par value common stock authorized as of December 31, 2014. There were 22,867,319 and 14,817,496 common shares issued and outstanding at December 31, 2014 and 2013, respectively.

On June 1, 2013, the Company entered into a consulting agreement with North Coast Advisors, Inc. for various services. The Company agreed to issue 20,000 shares of common stock as of the date of the contract. The Company also agreed to issue an additional 20,000 shares every six months in alignment with the agreement renewal up to the two years of the agreement. The first 20,000 shares were valued at the Company’s common stock closing price as of the date of the contract, which was $1.945/share; and the second 20,000 shares were valued at the Company’s common stock closing price of $1.50/share on the date of issuance, and have been expensed. An additional 10,000 shares were issued in 2014 before the agreement was terminated by the Company. The 2014 shares were valued at $1.85, the closing price of the Company’s common stock on the date of issuance.

On June 10, 2013, the Company entered into a capital markets advisory agreement with Taglich Brothers, Inc. for various services. The agreement covered a one year period and the Company agreed to issue 44,000 shares of common stock to Taglich over the term of the agreement. The shares were valued at $1.66, the closing price of the stock on the date of the agreement and were written off over the term of the agreement. The shares were issued in June 2014 upon expiration of the contract.

On September 20, 2013, the Company entered into a separation agreement that included post-employment consulting services with the former CEO of the Company. The Company agreed to issue 500,000 shares of common stock, 250,000 shares immediately and 250,000 by January 1, 2014. The shares have been issued and the Company recognized the entire issuance in the December 31, 2013 shares outstanding. The shares were valued at $505,000 and $174,808 of that amount remained as deferred stock compensation as of December 31, 2013, but has been fully amortized to expenses as of December 31, 2014.

In March 2014, the Company entered into a securities purchase agreement, pursuant to which the Company sold 8,333,333 shares of the Company’s common stock for $1.20 per share, or gross proceeds of $10,000,000.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 – COMMON STOCK (CONTINUED)

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of the Company's common stock with an exercise price of $1.20 per share and a term of 5 years. The warrants were valued at $1,110,211, have been recorded as equity issuance costs, and were registered on a registration statement dated May 28, 2014. In addition to the warrants to placement agents, the Company also paid cash bonuses of $240,000 to three executive officers, agreed to issue 200,000 shares to three executive officers, and issued 150,000 shares to a consultant, in connection with the equity raise. The stock was valued based on the fair market value on the grant date, which was $630,000 in total. These amounts have been recorded as equity issuance costs, resulting in total equity issuance costs of $2.95 million. The 200,000 shares for the three executive officers have not been issued, but are recorded as stock payable and can be requested by the respective officers at any time.

The Company used the net proceeds of the offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provided the Company with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities included the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds was used for working capital purposes.

In January 2014, an executive officer exercised 500,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued. In October 2014, a consultant exercised 50,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 50,000 warrants, 35,417 shares of common stock were issued.

In February 2014, the Company agreed to grant 337,500 shares of common stock, half of which vested immediately and half of which vested in August 2014, to two executive officers as bonuses based on their efforts to recapitalize the company to secure approximately $3 million in working capital while reducing potential fully diluted shares by approximately 7 million shares. Stock-based compensation related to these bonuses was $570,375 during the year ended December 31, 2014. These shares have not yet been issued and are recorded as stock payable, but can be requested by the officers at any time.

In 2014, the Company adopted a Director Compensation plan for outside Directors. In connection with this plan, 19,565 shares were granted with a total value of $23,166. A total of 7,065 shares were issued in 2014 and 12,500 shares were included in stock payable at December 31, 2014 and issued in January 2015.

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

DECEMBER 31, 2014

NOTE 10 – PREFERRED STOCK (continued)

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

The holder could cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. There is no conversion expiration date, however, the holder must provide 30 days notice for the registration of the conversion.

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

As described in greater detail in Note 10, all of the Series A Preferred shares were redeemed in 2014.

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

DECEMBER 31, 2014

NOTE 10 – PREFERRED STOCK (CONTINUED)

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

The holder could cause this conversion at the time the shares are eligible for resale by the holder. The conversion price is subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement.

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

As described in greater detail in Note 9, all of the Series B Preferred shares were redeemed in 2014.

NOTE 11 – STOCK OPTIONS AND WARRANTS

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company and approved by the shareholders of the Company in June 2013. A total of 1,500,000 shares were initially reserved for issuance under the plan, of which 552,500 options have been granted, 537,500 shares have been granted, and 410,000 remain available for grant.

The plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation right, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Board or Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the plan.

Prior to establishment of the plan, the Board granted options under terms similar to those described in the preceding paragraphs.

The compensation cost that has been charged against income related to options for the years ended December 31, 2014 and 2013, was $272,804 and $94,998, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11 – STOCK OPTIONS AND WARRANTS (continued)

The Company had the following option activity during the years ended December 31, 2014 and 2013:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2013	1,484,100	$0.98
Granted - 2013	2,175,000	1.00
Exercised - 2013	0	0
Expired – 2013	(2,479,100)	(1.00)
Balance, December 31, 2013	1,180,000	.97
Granted – 2014	387,500	1.73
Exercised – 2014	0	0
Expired – 2014	(260,000)	(0.39)
Balance, December 31, 2014	1,307,500	$1.31

NOTE 12 –WARRANTS

The Company has issued warrants, primarily in connection with capital raising activities. As also discussed in Note 9, in 2014 we issued 804,139 warrants, with an exercise price of $1.20 per share, in connection with a $10 million equity raise, the proceeds of which were used to retire common stock, preferred, stock, and previously existing warrants.

The Company had the following warrants outstanding as of December 31, 2014:

Number of Warrants	Exercise Price	Expiration Date

1,000,000	$2.25	10/5/2017
50,000	$0.89	2/17/2016
804,139	$1.20	3/17/2019

The Company had the following warrant activity during the years ended December 31, 2014 and 2013:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2013	12,277,000	$2.25
Granted - 2013	0	0
Exercised - 2013	0	0
Expired – 2013	(527,000)	(1.73)
Balance, December 31, 2013	11,750,000	2.27
Granted – 2014	804,139	1.20
Exercised – 2014	(550,000)	(0.35)
Cancelled - 2014	(10,000,000)	(2.40)
Expired – 2014	(150,000)	(1.45)
Balance, December 31, 2014	1,854,139	$1.69

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 13 – OPERATING LEASES

The Company signed the lease for its current office space located in Rochester Michigan on December 1, 2011 at an approximate rent of $5,000 per month. The initial lease term was for three years with an option to renew for an additional two years at approximately $5,200 per month. The lease was renewed and now expires on November 30, 2016.

Minimum annual rent payments are as follows for the remainder term of the lease:

Year ended December 31, 2015	$62,418
Year ended December 31, 2016	57,217
Total lease commitment	$119,635

NOTE 14 – MAJOR CUSTOMERS

The Company had the following major customers that individually accounted for 10% or more of revenue in any one of the years presented

	2014	Percentage	2013	Percentage
Company A	$1,270,064	20%	$1,776,824	36%
Company B	797,972	12%	1,053,321	22%
Company C	772,320	12%	305,980	7%
Company D	644,702	10%	278,499	6%
Company E	628,741	10%	71,030	2%
All other customers	2,389,163	36%	1,193,587	25%

Total	$6,502,962	100%	4,679,741	100%

NOTE 15 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $8.8 million that expire from 2027 through 2034 that are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and incorporated in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2012:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$349,000	$91,000
Permanent and Timing Differences (net)	(160,000)	(294,000)
Valuation allowance	(189,000)	203,000
Net provision for federal income tax	$0	$0

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 15 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$2,982,000	$2,793,000
Valuation allowance	(2,982,000)	(2,793,000)
Net deferred tax asset	$0	$0

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382 which limits the Company’s ability to utilize carry forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses.

NOTE 16 – CONTINGENT LIABILITIES

Legal

The company is currently involved in the following legal proceedings.

In September 2014, we initial litigation against Shadron Stastney, the Company’s previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares.

In March 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the United States District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing the Company to distribute its eCoupon programs in the LDM network, not allowing the Company to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. The Company is seeking enforcement of the settlement agreement and is seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which approximates $900,000, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March 2015, we also initiated litigation against PDR Network, LLC in the United States District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use the Company’s eCoupon solution. The Company asserts that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and is seeking damages in an amount at least equal the amounts paid to date by the Company to LDM under the settlement agreement, which approximates $900,000, as well as damages for lost income and business value as a result of PDR’s actions.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 16 – CONTINGENT LIABILITIES (continued)

In early 2014 the Company learned that Mr. Milton Wilpon (“Mr. Wilpon”) of New Jersey claimed to have obtained a default judgment for approximately $929,000 in the New Jersey Superior Court, Essex County (the “Judgment”) against a predecessor of the Company and was seeking to amend the Judgment to add the Company as a judgment debtor.   The Judgment was entered in 2006 when the predecessor of the Company was a dormant shell company and the Judgment allegedly related to a settlement agreement that was breached in 2001 (the “Settlement Agreement”).  The Company appeared in the action and filed a motion to vacate the Judgment on several grounds, including that it appeared that the Summons and Complaint were never properly served and that plaintiff had never filed an arbitration as was required by the Settlement Agreement.  In September 2014, the Court granted the Company’s motion and vacated the Judgment in its entirety and dismissed the action.

In December 2014, the Company was served with a copy of a Demand for Arbitration filed by Mr. Wilpon relating to his claims under the Settlement Agreement.  On February 24, 2015, the Company filed an appearance with the AAA objecting to the arbitration on several grounds, including (1) that claims arose in 2001 and are barred by the applicable statute of limitations; (2) plaintiff did not properly serve and file the demand for arbitration and (3) plaintiff has not followed the proper procedure for the appointment of an arbitrator as provided by the Settlement Agreement.   The Company intends vigorously to oppose Mr. Wilpon’s claims.

Revenue-share contracts

The Company has contacts with various Electronic Health Records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons distributed through their networks. These contracts grant audit rights related to the payments to our partners, and in some cases would require us to pay for the audit if the audit determined there was an underpayment and the underpayment meets certain thresholds, such as 10%.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 17 – RESTATEMENT

The Company discovered and recorded items requiring it to restate its 2013 financial results, as well as its 2014 quarterly results, to correct the accounting for certain transactions contained therein. The restatement relates to unrecorded stock compensation related to investor relations and consulting services, unrecorded revenue share payables, and changes in revenue recognition, all occurring during the year ended December 31, 2013. The revenue recognition relates to promotional programs started in 2013 that were expected to be completed in 2013, but actually carried over into 2014.

The following items were restated in the 2013 Annual Financial Statements

Balance Sheet	Previously stated	Adjustments	Restated
Accounts receivable	$1,566,964	$(55,255)	$1,511,709
Revenue share payable	$1,193,661	$93,891	$1,287,552
Deferred revenue	$4,252	$222,020	$226,272
Additional paid in capital	$8,726,708	$148,477	$8,875,155
Deferred stock compensation	$(233,942)	$(36,520)	$(270,462)
Accumulated deficit	$(24,616,220)	$(483,137)	$(25,099,357)

Statement of Operations
Revenue	$4,957,016	$(277,275)	$4,679,741
Revenue share expense	$1,767,425	$93,891	$1,861,316
Operating expenses	$2,973,990	$111,701	$3,085,691
Net income (loss)	$215,847	$(483,137)	$(267,290)

Statement of Cash Flows
Net income (loss)	$215,847	$(483,137)	$(267,290)
Stock options issued for services	$19,547	$75,451	$94,998
Stock-based compensation	$399,092	$36,520	$435,612
Changes in accounts receivable	$(950,166)	$55,255	$(894,911)
Changes in revenue share payable	$1,103,084	$93,891	$1,196,975
Changes in deferred revenue	$(45,000)	$222,020	$177,020

The following tables show the effect of the restatement on the unaudited quarterly information previously filed.

Period Ended September 30, 2013 (unaudited):

Balance Sheet	Previously stated	Adjustments	Restated

Revenue share payable	$782,902	$28,376	$811,278
Deferred revenue	$13,272	$147,860	$161,132
Additional paid in capital	$8,449,271	$148,477	$8,597,748
Deferred stock compensation	$(233,077)	$(54,780)	$(287,857)
Accumulated deficit	$(24,870,854)	$(270,207)	$(25,141,061)

Statement of Operations
Three Months ended September 30, 2013
Revenue	$1,373,029	$(147,860)	$1,225,169
Revenue share expense	$529,134	$28,376	$557,510
Operating expenses	$982,504	$93,971	$1,076,475
Net income (loss)	$(141,527)	$(270,207)	$(411,734)
Nine Months ended September 30, 2013
Revenue	$3,146,406	$(147,860)	$2,998,546
Revenue share expense	$1,264,059	$28,376	$1,292,435
Operating expenses	$2,272,239	$93,971	$2,366,210
Net income (loss)	$(389,716)	$(270,207)	$(659,923)

Statement of Cash Flows
Net income (loss)	$(389,716)	$(270,207)	$(659,923)
Stock-based compensation	$310,823	$93,971	$404,794
Changes in revenue share payable	$649,825	$28,376	$678,201
Changes in deferred revenue	$(35,980)	$147,860	$111,880

Period Ended March 31, 2014 (unaudited):

Balance Sheet	Previously stated	Adjustments	Restated

Revenue share payable	$797,725	$167,880	$965,605
Deferred revenue	$168,714	$268,807	$437,521
Additional paid in capital	$27,155,730	$148,477	$27,304,207
Deferred stock compensation	$(454,409)	$(18,260)	$(472,669)
Accumulated deficit	$(25,269,535)	$(591,917)	$(25,861,452)

Statement of Operations
Three Months ended March 31, 2014
Revenue	$1,317,347	$(27,919)	$1,289,428
Revenue share expense	$498,810	$62,601	$561,411
Operating expenses	$1,471,598	$18,260	$1,489,858
Net income (loss)	$(653,315)	$(108,780)	$(762,095)

Statement of Cash Flows
Net income (loss)	$(653,315)	$(108,780)	$(762,095)
Stock-based compensation	$361,957	$18,260	$380,217
Changes in revenue share payable	$(395,935)	$62,601	$(333,334)
Changes in deferred revenue	$164,462	$27,919	$192,381

Period Ended June 30, 2014 (unaudited):

Balance Sheet	Previously stated	Adjustments	Restated

Revenue share payable	$506,901	$366,088	$872,989
Deferred revenue	$42,908	$258,270	$301,178
Additional paid in capital	$27,304,112	$84,677	$27,388,789
Accumulated deficit	$(25,322,216)	$(738,674)	$26,060,890)

Statement of Operations
Three Months ended June 30, 2014
Revenue	$1,454,214	$(27,206)	$1,427,008
Revenue share expense	$540,048	$190,092	$730,140
Operating expenses	$967,070	$(70,541)	$896,529
Net income (loss)	$(52,681)	$(146,757)	$(199,438)

Six Months ended June 30, 2014
Revenue	$2,771,560	$(55,124)	$2,716,436
Revenue share expense	$1,038,858	$252,693	$1,291,551
Operating expenses	$2,439,028	$(52,281)	$2,386,747
Net income (loss)	$(705,996)	$(255,537)	$(961,533)

Statement of Cash Flows
Net income (loss)	$(705,996)	$(255,537)	$(961,533)
Stock-based compensation	$654,634	$(52,281)	$602,353
Changes in revenue share payable	$(686,760)	$252,693	$(434,067)
Changes in deferred revenue	$38,656	$55,124	$93,780

Period Ended September 30, 2014(unaudited):

Balance Sheet	Previously stated	Adjustments	Restated

Revenue share payable	$853,410	$421,019	$1,274,429
Deferred revenue	$-0-	$118,949	$118,949
Additional paid in capital	$28,398,825	$84,677	$28,483,502
Accumulated deficit	$(25,716,530)	$(638,903)	$(26,355,433)

Statement of Operations
Three Months ended September 30, 2014
Revenue	$1,620,215	$199,206	$1,819,421
Revenue share expense	$858,898	$99,435	$958,,333
Operating expenses	$1,155,933	$-0-	$1,155,933
Net income (loss)	$(394,314)	$99,771	$(294,543)

Nine Months ended September 30, 2014
Revenue	$4,391,775	$144,082	$4,535,857
Revenue share expense	$1,897,757	$352,127	$2,249,884
Operating expenses	$3,594,961	$(52,280)	$3,542,681
Net income (loss)	$(1,100,310)	$(155,766)	$(1,256,076)

Statement of Cash Flows
Net income (loss)	$(1,100,310)	$(155,766)	$(1,256,076)
Stock-based compensation	$1,118,952	$(52,280)	$(1,066,672)
Changes in revenue share payable	$(340,251)	$352,127	$11,876
Changes in deferred revenue	$(4,252)	$(144,082)	$(148,334)

NOTE 18 – SUBSEQUENT EVENTS

In January 2015, we issued 12,500 shares of common stock to two outside directors as payment of their quarterly Director Fees.

In March 2015, we signed a capital markets advisory agreement whereby we agreed to issue 90,000 shares of common stock in two increments as payment for the advisory services. The first 45,000 shares were issued in March 2015.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 25, 2014, Silberstein Ungar, PLLC notified us that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 25, 2014, Silberstein Ungar, PLLC resigned as our independent registered public accounting firm and we engaged KLJ & Associates, LLP as our independent registered public accounting firm.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures are not sufficient as of the end of the period covered by this annual report. We intend to implement additional procedures to improve disclosure controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate information technology reporting systems to insure that accurate information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We have taken steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015. We have developed, and will continue to develop, analytical procedures and reports which help identify potential errors. It was these procedures that were developed that led to identification of the items that required restatement of the 2013 financial results. In addition, we intend to continue to develop improvements to the reporting systems in our information technology systems. On May 12, 2014, we appointed a Chief Financial Officer with 23 years of public company experience. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2014.

Name	Age	Positions and Offices Held
David A. Harrell	48	Chairman, Chief Executive Officer, Chief Strategic Officer and Director
David Lester	57	Chief Operating Officer, Secretary, Treasurer and Director (1)
Terence J. Hamilton	49	VP of Sales and Director
Douglas Baker	58	Chief Financial Officer
Gus D. Halas	64	Director
Jack Pinney	58	Director

(1)	Effective February 1, 2015 Mr. Lester moved from the role of Chief Operating Officer to Vice President, Channel Management.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David A. Harrell

Mr. Harrell founded the Company in January of 2006.  He became a director when the Company changed from a limited liability to a corporation in 2007. He has served as our Chairman since September 20, 2013, our Chief Strategic Officer since August 14, 2013 and our Chief Executive Officer since September 20, 2013. Mr. Harrell was the Vice President of Development for Meridian Incorporated from 2003-2005 and, prior to that, had been Vice President of Sales and Marketing since 1999 at Advance Graphic Systems.  Mr. Harrell has spent two decades leading sales, marketing and business development units within the pharmaceutical and national retail industries. Prior to his work at Advance Graphic Systems, Mr. Harrell served for ten years at SmithKline Beecham, specializing in the managed markets healthcare segment.  As part of the Integrated Health Division, Mr. Harrell was responsible for contracting and achieving regional revenue growth for SmithKline Beecham's four business units: Pharmaceuticals, Consumer Health, Clinical Labs and Diversified Pharmaceutical Services (PBM). During his tenure with SmithKline Beecham, he was a recipient of numerous national awards and served as a member of the Division's Strategic Planning Committee. Mr. Harrell graduated from Oakland University with a Bachelor of Science in Business Administration.

Aside from that provided above, Mr. Harrell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Harrell is qualified to serve on our Board of Directors because of his sales, marketing and business development experience in the pharmaceutical sector.

David Lester

Mr. Lester served as our Secretary since July 28, 2010, and Chief Operating Officer since January 14, 2013 until he transitioned to Vice President, Channel Management in January 2015. Mr. Lester is a business veteran whom has accumulated over thirty years of executive experience in the areas of business, marketing, sales, operations, technology, and leadership. Prior to accepting his new role with us, Mr. Lester held the title of Director, Consumer & Industrial Products Marketing for Deloitte LLP. During his tenure at Deloitte, he established Deloitte as a leader through innovative programs and strategic partnerships. Prior to Deloitte, he worked with Sun Microsystems as Director, Industry Strategy & Marketing, and Manufacturing Industries.

David Lester has worked with Governor Tommy Thompson, former Secretary of Health & Human Services, on health care reform and cost control; partnered with Governor Tom Ridge, former head of Homeland Security on defending cyber security initiatives; and as an active participant within the National Association of Manufacturers and the Manufacturing Institute worked with former Michigan Governor John Engler, now President of the National Association of Manufacturers, on challenges inhibiting the competitiveness of manufacturers like health care reform, trade policy, renewable energy, business tax reform, and sustainability.

Aside from that provided above, Mr. Lester does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Lester is qualified to serve on our Board of Directors because of his sales, marketing and business development experience in the pharmaceutical sector.

Terence J. Hamilton

Mr. Hamilton joined the Company as a Director and VP of Sales in February 2008. Prior to that, Mr. Hamilton was Manager at MedImmune since 2005 and was Senior National Account Manager for Glaxo SmithKline pharmaceuticals for 13 years prior to that. Mr. Hamilton has spent the last 19 years working in the pharmaceutical and biotech arenas within various sales, marketing and managed markets management positions. He also has held many positions within the pharmaceutical and biotech industries, including District Manager, Brand Manager, Managed Market Specialist, Contract Manager, and Government Account Manager.

Aside from that provided above, Mr. Hamilton does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Hamilton is qualified to serve on our Board of Directors because of his sales, marketing and business development experience in the pharmaceutical sector.

Gus D. Halas

Mr. Halas has served as CEO of several companies. He was Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company from April 2011 through May 2013 and currently serves as a consultant to that Company. Mr. Halas was President and Chief Executive Officer of T-3 Energy Services, Inc. from May 2003 to March 2009 and also served as Chairman of the Board of Directors from March 2004 to March 2009. From August 2001 to April 2003, Mr. Halas served as President and Chief Executive Officer of Clore Automotive, Inc. He also serves as a director for Triangle Petroleum Corp. and Hooper Holmes, Inc.

Aside from that provided above, Mr. Halas does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Halas is qualified to serve on our Board of Directors because of his experience and expertise as an executive and a director with companies implementing “turnaround” strategies.

Jack Pinney

From 2007 to the present, Dr. Pinney has served as Team Physician to the Great Lakes Loons baseball team in the LA Dodgers organization. From 2011 to the present, he has served as Medical Director for WellSport MidMichigan Medical Center. From 1992 to the present, he has served as Assistant Clinical Professor of Family Medicine for the Department of Family Medicine at Michigan State University College of Human Medicine. From 1992 to 2012, he served as Assistant Director for the Midland Family Practice Residency Program at MidMichigan Medical Center.

Aside from that provided above, Dr. Pinney does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Dr. Pinney is qualified to serve on our Board of Directors because of his expertise medicine and prescription practices of physicians.

Douglas Baker

Mr. Baker has served as our CFO since May 19, 2014. Mr. Baker is a Certified Public Account with a Masters Degree in Business Administration. He has extensive business experience including 9 years in public accounting with Plante Moran, 4 years as CFO as CFO of a privately held printing company, 5 years in a variety of divisional financial roles at MascoTech, Inc., a Fortune 500 automotive supplier, and from 1996 to 2014 as Chief Financial Officer of Applied Nanotech Holdings, Inc., (“APNT”) a publicly held nanotechnology research and licensing company. Mr. Baker was also a member of the Board of Directors of APNT from 2006 through 2014. He is also currently Chairman of the Board of Total Health Care, Inc., a Detroit based Health Maintenance Organization and has been a member of that Board since 1987.

Aside from that provided above, Mr. Baker does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Directors

Our bylaws authorize two (2) directors unless changed by the Board of Directors. The board has since changed the number of directors authorized, and we currently have five (5) Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

For the fiscal year ending December 31, 2014, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2014 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David A. Harrell CEO, Chairman, Chief Strategic Officer and Director	0	1	0
David Lester COO, Secretary, Treasurer and Director	0	1	0
Terence J. Hamilton VP of Sales and Director	0	1	0
Jack Pinney Director	1	0	0

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics. We felt, until recently, the small number of individuals comprising our board and management did not warrant the adoption of a Code of Ethics. Now that we have expanded our board, we intend to adopt a Code of Ethics in the near future.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2014 and 2013.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Shad Stastney	2014	-0-		252,500			252,500
Former Chairman, President, CEO and Director	2013	126,762		252,500			379,262
David A. Harrell	2014	183,750	100,000	394,969			678,719
Chairman, Chief Executive Officer, Chief Strategic Officer and Director	2013	180,104	19,151				199,255
David Lester	2014	163,438	70,000	94,500			327,938
COO, Secretary, Treasurer and Director	2013	157,500	15,000				172,500
Terence J. Hamilton	2014	163,438	70,000	458,906			692,344
VP of Sales and Director	2013	157,500	11,000				168,500
Douglas Baker	2014	78,125			131,110		209,235
CFO	2013	-0-					-0-

Narrative Disclosure to the Summary Compensation Table

On September 20, 2013, we entered into a Separation Agreement with Mr. Stastney regarding the terms and conditions of his departure from the Company (the “Agreement”). Pursuant to the provisions of the Agreement, we agreed with Mr. Stastney as follows:

●	As of the date of the Agreement, Mr. Stastney was no longer an officer or director of our company and all prior agreements with Mr. Stastney were terminated in their entirety;

●	Mr. Stastney received 500,000 shares of our common stock, half in September 2013 and the balance in January, 2014;

●	We agreed to use our best efforts to register Mr. Stastney’s shares on Form S-8 by March 1, 2014 if such shares were eligible for S-8 registration;

●	We paid Mr. Stastney $126,762 and his reasonable out of pocket expenses incurred on our behalf;

●	The parties agreed to a mutual release of all claims and Mr. Stastney further agreed to certain covenants as provided for in the Agreement; and

●	Mr. Stastney was involved with the company as a consultant for one year to assist us on financing activities, strategic and legal initiatives, and to help the transition with several ongoing projects.

On June 1, 2008, we entered into an employment agreement with Mr. Harrell to serve as our CEO. The agreement was amended on January 14, 2013 to account for his new positions as CSO and Vice Chairman. The terms of his compensation, was an annual salary of $144,000 with a 5% cost of living increase on each 12 month anniversary. Mr. Harrell is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He is entitled to vacation and sick days, and other benefits included in the agreement. On March 18, 2010, we entered into an addendum to the employment agreement to increase his compensation to $152,004 annually.

On July 28, 2010, we amended Mr. Harrell’s employment agreement to include a covenant not to compete covering the term of employment and continuing for a period of two years thereafter. As a result of the same amendment, Mr. Harrell is entitled to severance payments if he is terminated with or without cause. Such payments would be due monthly at his then current salary rate for a period of 24 months following termination. On August 14, 2013, we amended the employment agreement with Mr. Harrell Pursuant to the terms and conditions of the Amendment to Employment Agreement with David Harrell:

●	Mr. Harrell will serve as Vice Chairman of the Board and Chief Strategy Officer of our company;

●	The term of Mr. Harrell’s employment shall be for one year, and shall automatically renew for each year thereafter unless terminated on thirty days’ notice before the end of the term; and

●	Mr. Harrell will earn a base salary of $183,750 per year;

Mr. Harrell’s contract also contains a provision providing for a 5% annual salary increase, which he waived on various occasions in the past. On August 14, 2013 we granted restricted stock awards under our 2013 Incentive Plan. Mr. David Harrell was awarded 121,875 shares of our common stock. The award vested in 2014 and was valued at $1.69 per share. Mr. Harrell was granted an additional restricted stock award of 100,000 shares under our 2013 Incentive Plan on January 9, 2014. This award was fully vested at the time of grant and was valued at $1.89 per share.

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

On August 14, 2013, we amended the employment agreement with Mr. Lester. Pursuant to the terms and conditions of the Amendment to Employment Agreement with David Lester:

●	Mr. Lester will serve as Chief Operating Officer of our company; and

●	Mr. Lester will earn a base salary of $157,500 per year.

On March 16, 2014, Mr. Lester’s salary was increased to a base salary of $165,000, but no formal contract amendment was signed.

Mr. Lester was granted a restricted stock award of 50,000 shares under our 2013 Incentive Plan on January 9, 2014. This award was fully vested at the time of grant and was valued at $1.89 per share.

Effective February 1, 2015, Mr. Lester’s employment contract was terminated. On that date, he moved from Chief Operating Officer to the role of Vice President, Channel Management and his new salary is $135,000 per year. He continues to be entitled to vacation, sick days, and the other benefits afforded to all employees.

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

On July 28, 2010, we amended Mr. Hamilton’s employment agreement to include a covenant not to compete covering the term of employment and continuing for a period of one year thereafter. As a result of the same amendment, Mr. Hamilton is entitled to severance payments if he is terminated with or without cause. Such payments would be due monthly at his then current salary rate for a period of 12 months following termination. On August 14, 2013, we amended the employment agreement with Mr. Hamilton. Pursuant to the terms and conditions of the Amendment to Employment Agreement with Terry Hamilton:

●	Mr. Hamilton will earn a base salary of $157,500 per year.

On March 16, 2014, Mr. Hamilton’s salary was increased to a base salary of $165,000, but no formal contract amendment was signed. His salary remains at that level as of the date of this filing.

On August 14, 2013 we granted restricted stock awards under our 2013 Incentive Plan. Mr. Hamilton was awarded 215,625 shares of our common stock. The award vested in 2014 and was valued at $1.69 per share. Mr. Hamilton was granted an additional restricted stock award of 50,000 shares under our 2013 Incentive Plan on January 9, 2014. This award was fully vested at the time of grant and was valued at $1.89 per share.

On May 12, 2014, we entered into an employment agreement with Mr. Baker, our new Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Baker $125,000 annually and we granted him options to purchase 100,000 shares of our common stock, with 50% vesting after one year and 50% vesting after two years of hire. The options were valued at 1.3111 per share, or a total of $131,110, for financial statement purposes using the Black-Scholes pricing model.

Mr. Baker is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He is entitled to vacation and sick days, and other benefits included in the agreement.  As of April 1, 2015, Mr. Baker’s base salary will be increased to $150,000, but no formal contract amendment has been signed.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David	200,000			$1.81	4/26/15
Harrell	46,850			$1.00	5/31/16
David Lester	49,000			$1.00	5/31/16
Douglas Baker		100,000		$1.72	5/19/19
Terence J. Hamilton	122,000			$1.00	5/31/16

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	9,986	11,827			21,813
Jack Pinney	9,579	11,315			20,894

Narrative Disclosure to the Director Compensation Table

Pursuant to our Director Compensation Plan, non-employee directors (“Outside Directors”) shall receive (a) a $25,000 annual cash retainer, payable in equal quarterly installments, and (b) reimbursement for expenses related to Board meeting attendance and any committee participation. Directors are expected to attend four meetings per year as well as spend an additional 10 – 20 hours per month on company matters. In addition, Outside Directors shall receive 25,000 shares of Common Stock, payable in equal quarterly installments, which shall vest immediately. Directors that are also employees of our company shall not receive additional compensation for serving on the Board. Both the cash retainer and stock awards are prorated for partial quarters of service when a new Director joins the Board. Both Dr. Pinney and Mr. Halas joined the Board in August, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers, known to us to beneficially own 5% or more of our outstanding common stock as of March 20. 2015. This information is based on public filings as of March 20, 2015. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class
Common	Wolverine Flagship Fund Trading Limited(8) 175 W Jackson Blvd, 3rd Flr Chicago, IL 60604	2,237,800	9.8%
Common	Harvey L. Poppel(9) 110 El Mirasol Palm Beach, FL 33480	2,096,378	9.2%
Common	Goldman Capital Management, Inc.(10) 767 Third Ave., 25th Floor New York, NY 10017	1,532,394	6.7%
Common	Ronald L. Chez 55 East Monroe Street, Suite 3700 Chicago, IL 60603	1,597,408	7.0%

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of OptimizeRx’s common stock as of March 20, 2015, by each Director, each Named Executive Officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Shares Related to Stock Awards and Note Payable (2)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

David A. Harrell	246,850	521,875	2,583,750	3,352,475	13.9%
Terence J. Hamilton	122,000	265,625	364,500	752,125	3.1%
David Lester	49,000	50,000	373,348	472,348	2.0%
Douglas P. Baker	50,000	0	20,000	70,000	*
Gus D. Halas	0	0	20,019	20,019	*
Jack Pinney	0	0	752,079	752,079	3.1%

All Executive Officers and Directors as a group (6 persons)	467,850	837,500	4,113,696	5,419,046	22.4%

*	Less than 1%

(1)	This column lists shares that are subject to options exercisable within sixty (60) days of March 20, 2015, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

(2)	This column lists shares that are obtainable as result of stock awards for shares not yet issued or notes that are payable in stock as of March 20, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On March 17, 2014, we raised gross proceeds of $10,000,000 in an unregistered offering (the “Offering”) with certain accredited investors. We used a portion of the net proceeds of the Offering to exercise the Securities Redemption Option Agreement, as amended, with Vicis Capital Master Fund (“Vicis”) that provides us with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of six million dollars ($6,000,000). The shares and derivative securities include the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in our company. In connection with this fundraising, we agreed to grant 200,000 shares of fully vested common stock to officers David, Harrell, David Lester, and Terry Hamilton.

In February 2014, we agreed to grant 337,500 shares of common stock, half of which vested immediately and half of which vested in August 2014, to both David Harrell and Terry Hamilton as bonuses based on their efforts to recapitalize the company to secure approximately $3 million in working capital while reducing potential fully diluted shares by approximately 7 million shares. Stock-based compensation related to these bonuses was $570,375 during the year ended December 31, 2014. These shares have not yet been issued and are recorded as stock payable, but can be requested by the officers at any time.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$33,900	$0	$2,800	$0
2014	$36,100	$0	$3,200	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[1]
3.3	Certificate of Designation, filed on September 5, 2008, with the Secretary of State of the State of Nevada by the Company[1]
10.1	Employment Agreement between the Company and Terry Hamilton, dated August 1, 2008[2]
10.2	Employment Agreement between the Company and David Harrell, dated June 1, 2008[2]
10.3	Employment Agreement Addendum between the Company and Terry Hamilton, dated March 18, 2010[2]
10.4	Employment Agreement Addendum between the Company and David Harrell, dated March 18, 2010[2]
10.5	Amendment to Employment Agreement between the Company and Terry Hamilton, dated July 28, 2010[3]
10.6	Amendment to Employment Agreement and David Harrell, dated July 28, 2010[3]
10.7	Employment Agreement between the Company and Shad Stastney, dated January 14, 2013[4]
10.8	Securities Redemption Option Agreement, dated January 10, 2013[5]
10.9	Amendment to Employment Agreement between the Company and Shad Stastney, dated August 14, 2013[6]
10.10	Amendment to Employment Agreement between the Company and Terry Hamilton, dated August 14, 2013[6]
10.11	Amendment to Employment Agreement between the Company and David Harrell, dated August 14, 2013[6]
10.12	Separation Agreement between the Company and Shad Stastney, dated September 20, 2013[7]
10.13	Amendment No. 1 to Securities Redemption Option Agreement[8]
10.14	Securities Purchase Agreement[9]
10.15	Registration Rights Agreement[9]
10.16	Warrant Agreement[11]
10.17	Warrant Agreement[11]
10.18	Employment Agreement between the Company and Douglas P. Baker, dated May 12, 2014[10]
21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

1 Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.

2 Incorporated by reference to the Form 10-K, filed by the Company with the Securities and Exchange Commission on March 31, 2010.

3 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 30, 2010.

4 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 18, 2013.

5 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 11, 2013.

6 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on August 15, 2013.

7 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 20, 2013.

8 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 2, 2014.

9 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 18, 2014.

10 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 14, 2014.

11 Incorporated by reference to the Form S-1/A filed by the Company with the Securities and Exchange Commission on May 12, 2014.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ David Harrell
David Harrell Chief Executive Officer, Principal Executive Officer and Director
March 31, 2015

By:	/s/ Doug Baker
Doug Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Chief Executive Officer, Principal Executive Officer and Director
Date:	March 31, 2015

By:	/s/ David Lester
David Lester
Title:	Vice President, Channel Management and Director
Date:	March 31, 2015

By:	/s/ Terence J. Hamilton
Terence J. Hamilton
Title:	Vice President, Sales and Director
Date:	March 31, 2015

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Director
Date:	March 31, 2015

By:	/s/ Jack Pinney
Jack Pinney
Title:	Director
Date:	March 31, 2015

