Form 10-Q
period 2015-03-31
OptimizeRx Corp
filed 2015-05-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

248-651-6568

(Registrant's telephone number)

_______________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,042,819 common shares as of May 14, 2015.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014;

F-3	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2015 and 2014 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION

 BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,510,823	$3,446,973
Accounts receivable	1,813,541	2,100,381
Prepaid expenses	38,299	28,093
Total Current Assets	5,362,663	5,575,447
Property and equipment, net	11,744	12,813
Other Assets
Patent rights, net	916,956	930,854
Web development costs, net	462,784	504,643
Security deposit	5,049	5,049
Total Other Assets	1,384,789	1,440,546
TOTAL ASSETS	$6,759,196	$7,028,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$163,131	$200,372
Accounts payable - related party	570,000	570,000
Accrued expenses	30,851	25,459
Revenue share payable	1,163,302	1,502,761
Deferred revenue	253,438	120,130
Total Liabilities	2,180,722	2,418,722
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 22,924,819 and 22,867,319 shares issued and outstanding, respectively	22,925	22,867
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 65 shares issued and outstanding, respectively	-	-
Stock warrants	2,153,295	2,153,295
Additional paid-in-capital	27,720,330	27,595,609
Stock payable	1,021,000	963,063
Deferred stock compensation	(103,125)	-
Accumulated deficit	(26,235,951)	(26,124,750)
Total Stockholders' Equity	4,578,474	4,610,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,759,196	$7,028,806

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended
	March 31
	2015	Restated 2014

NET REVENUE	$1,487,553	$1,289,428

COST OF SALES	756,440	561,411

GROSS MARGIN	731,113	728,017

OPERATING EXPENSES	842,610	1,490,218

LOSS FROM OPERATIONS	(111,497)	(762,201)

OTHER INCOME (EXPENSE)
Interest income	296	106

TOTAL OTHER INCOME (EXPENSE)	296	106

LOSS BEFORE PROVISION
FOR INCOME TAXES	(111,201)	(762,095)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(111,201)	$(762,095)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC AND DILUTED	22,897,819	16,683,894

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.00)	$(0.05)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the three months Ended March 31
	2015	Restated 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(111,201)	$(762,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,668	58,906
Stock and options issued for services	79,591	439,838
Changes in:
Accounts receivable	286,840	400,330
Prepaid expenses	(10,206)	(34)
Accounts payable	(37,241)	66,439
Revenue share payable	(339,459)	(321,947)
Accrued expenses	5,392	134,042
Deferred revenue	133,308	211,248
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	86,692	226,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent rights	(3,042)	(33.297)
Website site development costs	(19,800)	(75,975)
NET CASH USED IN INVESTING ACTIVITIES	(22,842)	(109,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	10,000,000
Equity issuance costs	-	(1,204,968)
Purchase of common and preferred stock and warrants	-	(6,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,795,032
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,850	2,912,487
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,446,973	1,118,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,510,823	$4,030,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

OptimizeRx Corporation, is a technology solution company focused on the health care industry. Its objective is to bring better access to better care by leveraging its proprietary technology to provide on demand savings and support within physicians and patients web based platforms, including Electronic Health Records and Patient Portals. Initially defined as a marketing and advertising company through its consumer website, OptimizeRx.com, the Company has matured as a technology solutions provider through its direct to physician solution, SampleMD. SampleMD allows physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The SampleMD solution is integrated into the ePrescribing or Electronic Medical Records applications, but can also sit on a prescriber’s desktop.

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

The consolidated financial statements for the three month periods ended March 31, 2015 and 2014 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS EQUITY

In January 2015, we issued 12,500 shares of common stock to outside Directors in connection with our Director Compensation plan which calls for issuance of 6,250 shares per quarter for each Director. Those shares were recorded as stock payable at December 31, 2014. In addition, we recorded an additional 12,500 shares, valued at $16,375 as stock payable at March 31, 2015 for shares to be issued in April 2015.

In February 2015 we entered into a capital markets advisory agreement covering a one year period which calls for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and are being amortized to expense over the period of service. 45,000 of these shares were issued in March 2015, with the balance to be issued in August 2015. The agreement also allows an additional 60,000 shares to be earned based on future contingencies.

In March 2014, we entered into a securities purchase agreement, pursuant to which we sold 8,333,333 shares of our common stock for $1.20 per share, or gross proceeds of $10,000,000.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 2 – STOCKHOLDERS EQUITY (CONTINUED)

Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of our common stock with an exercise price of $1.20 per share and a term of 5 years. The warrants were valued at $1,110,211, have been recorded as equity issuance costs, and were registered on a registration statement that went effective May 28, 2014. In addition to the warrants to placement agents, we also paid cash bonuses of $240,000 to three executive officers, agreed to issue 200,000 shares to three executive officers, and issued 150,000 shares to a consultant, in connection with the equity raise. The stock was valued based on the fair market value on the grant date, which was $630,000 in total. These amounts have been recorded as equity issuance costs, resulting in total equity issuance costs of $2.95 million. The 200,000 shares for the three executive officers have not been issued, but are recorded as stock payable and can be requested by the executive officers at any time.

We used the net proceeds of the offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provided us with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities included the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds were used for working capital purposes.

In January 2014, an executive officer exercised 500,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued.

In February 2014, we agreed to grant 337,500 shares of our common stock, half of which vested immediately and half of which vested in August 2014, to two executive officers as bonuses based on their efforts to recapitalize the company to secure approximately $3 million in working capital while reducing fully diluted shares by approximately 7 million shares. These shares have not been issued, but are recorded as stock payable and can be requested by the officers at any time.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $53,841 and $36,235 in compensation expense in the periods ended March 31, 2015 and 2014, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year. No options were issued in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 4 – CONTINGENCIES

Litigation

The company is currently involved in the following legal proceedings.

In September 2014, we initiated litigation against Shadron Stastney, the Company’s previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares.

In March 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the United States District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and is seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March 2015, we also initiated litigation against PDR Network, LLC in the United States District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and is seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the United States District Court in the District of New Jersey, without predjudice.

In early 2014 we learned that Mr. Milton Wilpon (“Mr. Wilpon”) of New Jersey claimed to have obtained a default judgment for approximately $929,000 in the New Jersey Superior Court, Essex County (the “Judgment”) against a predecessor of the Company and was seeking to amend the Judgment to add us as a judgment debtor.   The Judgment was entered in 2006 when the predecessor of the Company was a dormant shell company and the Judgment allegedly related to a settlement agreement that was breached in 2001 (the “Settlement Agreement”).  We appeared in the action and filed a motion to vacate the Judgment on several grounds, including that it appeared that the Summons and Complaint were never properly served and that plaintiff had never filed an arbitration as was required by the Settlement Agreement.  In September 2014, the Court granted our motion and vacated the Judgment in its entirety and dismissed the action.

In December 2014, we were served with a copy of a Demand for Arbitration filed by Mr. Wilpon relating to his claims under the Settlement Agreement.  On February 24, 2015, we filed an appearance with the AAA objecting to the arbitration on several grounds, including (1) that claims arose in 2001 and are barred by the applicable statute of limitations; (2) plaintiff did not properly serve and file the demand for arbitration and (3) plaintiff has not followed the proper procedure for the appointment of an arbitrator as provided by the Settlement Agreement.   We petitioned the AAA to terminate the proceeding and in April 2015, the proceeding was terminated.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 5 – RESTATEMENT

We restated our financial statements to correct the way it accounted for certain items related to stock based compensation, revenue share expense, and revenue recognition. The full impact of the restatement was reflected in the December 31, 2014 financial statements at the end of the year. The table below reflects the impact on the 2014 period reflected in this report.

The restated Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the periods ended March 31, 2014 is as follows:

Three months ended March 31, 2014			Previously
Financial Statement	Line Item	Corrected	Stated
Income statement	Revenue	1,289,428	1,317,347
Income statement	Cost of Sales	$561,411	$498,810
Income statement	Operating expenses	1,490,218	1,471,958
Income statement	Loss from operations	$(762,201)	$(653,421)
Income statement	Loss before income taxes	$(762,095)	$(653,315)
Income statement	Net loss	$(762,095)	$(653,315)
Statement of cash flows	Net loss	$(762,095)	$(653,315)
Statement of cash flows	Stock and options issued for services	$439,838	$421,577
Statement of cash flows	Decrease in accounts receivable	$400,330	$455,585
Statement of cash flows	Increase in accounts payable	$66,439	$41,439
Statement of cash flows	Decrease in revenue share payable	$(321,947)	$(395,935)
Statement of cash flows	Increase in deferred revenue	$211,248	$164,462

NOTE 6 – SUBSEQUENT EVENTS

In April 2015, we issued 12,500 shares of common stock to our outside directors in connection with their compensation as Directors. The grant was valued at the fair market value at the date of grant of $16,375 and recorded as stock payable at March 31, 2015. We also issued 108,000 shares of common stock in connection with the capital markets advisory described in Note 2 to be delivered only upon reaching established milestones.

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

Overview

Company Highlights through May, 2015

1)	Our sales for the first three months of 2015 approached $1.5 million, a 15% increase over the same period in 2014.
2)	We generated positive cash flow from operations of $86,692 during the quarter
3)	Our cash balance increased to in excess of $3.5 million.
4)	Our balance sheet continued to improve with working capital of approximately $3.2 million and a working capital ratio of 2.5 to 1.
5)	Excluding non-cash expenses, the first quarter of 2015 generated operating income of $47,762.
6)	We initially launched our SampleMD e-coupon solution in April of 2015 within Practice Fusion’s EMR and expect to be fully integrated by the end of the 2nd Quarter. We also have received commitment to begin running key campaigns through NextGen and anticipate impact beginning in June. Additionally, company is actively engaging and advancing with other leading platforms to position and prioritize integration of services.
7)	We sponsored the ePrescribe/EHR conference held in Philadelphia in March 2015, which generated significant leads for our sales force.

8)	We continued to add new brands in 2015 at both existing customers such as AstraZenica and Lilly, as well as at new customers such as Otsuka and Shionogi.
9)	We continued to prove an outstanding return on investment on our pharmaceutical promotions through independent analytics firms
10)	Completing major technical upgrades, including migration to Oracle database, to allow for very robust growth and performance.

We generated positive cash flow from operations for the quarter and we expect to continue to do so in future quarters. We expect to achieve profitability in future quarters based on the expected escalation of revenues. We also generated positive income from operations, when excluding non-cash expenses, as set forth in the table below.

	Quarter Ended March 31
	2015	2014

Net Revenue	$1,487,553	$1,289,428
Revenue Share Expense	756,440	561,411

Gross Margin	731,113	728,017

Total Operating Expenses	842,610	1,490,218
Less Noncash operating expenses	159,259	498,744

Cash operating Expenses	683,351	991,474

Income from Operations excluding noncash expenses	$47,762	$(263,457)

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We have launched our initial brands into Practice Fusion on a limited basis and are anticipating expanded rollout throughout the second quarter. We are also working extensively with our existing platforms to expand the reach of our eCoupon product to all of their providers, as well as increasing the utilization of the eCoupon functionality by their existing users.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase over last year.

Operating Results

We finished the first quarter with a loss of approximately $100,000, a substantial reduction over the same period last year, and we generated positive cash flow from operations.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues

Our total revenue reported for the three months ended March 31, 2015 was approximately $1.5 million, an increase of 15% over the approximately $1.3 million from the same period in 2014. These increased revenues result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued quarter over quarter revenue increases for the balance of 2015.

Cost of Sales

Our cost of sales, composed of revenue share expense, increased over the same period in 2014 as a result of both the revenue increases and the LDM settlement signed in March 2014. In addition, revenue share expense as a percentage of revenue in 2015 increased over the same period in 2014. In the three month period, revenue share expense increased to approximately 51% of sales in 2015 from approximately 44% in the same period in 2014.

These increases in revenue share expense as a percentage of revenue result from a combination of factors, including product mix whereby a larger percentage of overall revenues are subject to revenue share, the LDM settlement agreement which resulted in increased revenue share payments, and increased distributions at channel partners with financial incentives to increase distributions that result in higher payments per distribution. We expect revenue share expense as a percentage of revenue in future quarters to continue at levels similar to that of the quarter ended March 31, 2015 as revenues subject to revenue share expense continues to increase as a percentage of our overall revenues.

Operating Expenses

Operating expenses decreased from approximately $1.5 million for the three month period ended March 31, 2014 to approximately $850,000 for the same period in 2015, a decrease of approximately 43%. The detail by major category is reflected in the table below.

	Three months ended March 31
	2015	2014

Salaries, Wages, & Benefits	$395,199	$349,170
Professional Fees	73,420	60,617
Board Compensation	12,500	-
Investor Relations	25,962	31,936
Consultants	21,115	15,814
Advertising and Promotion	43,150	29,601
Depreciation and Amortization	79,668	58,906
Development and Maintenance	50,414	32,134
Office, Facility, and other	33,058	33,403
Travel	28,532	38,800

Subtotal	763,019	650,381

Stock-based compensation	79,591	439,837
Lawsuit settlement	-	400,000

Total Operating Expense	$842,610	$1,490,218

The main reasons for the decrease in operating expenses in 2015 are the lawsuit settlement in 2014, which resulted in a $400,000 payment to the plaintiff, and the reduction in stock-based compensation from 2014 to 2015. Ignoring those two items, operating expenses increased approximately 17%, however the majority of those increases related to things implemented after the first quarter of 2014, as opposed to new items in 2015. This would include new hires, as well as the addition of outside Directors and related compensation.

We expect our operating expenses to continue to increase as we further implement our business plan and expand our operations, however, we do not expect those increases to be significant in the near future. Professional fees are significantly affected by litigation, and we do have litigation in progress, causing those fees to fluctuate from quarter to quarter.

Net Loss

Our net loss for the three months ended March 31, 2015 was approximately $110,000 as compared to a loss of approximately $760,000 during the same period in 2014. The reasons for specific components are discussed above. Overall, the decreased loss is mostly explained by the decrease in operating expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of approximately $5.4 million, compared with current liabilities of approximately $2.2 million, resulting in working capital of approximately $3.2 million and a current ratio of approximately 2.5 to 1, similar to the working capital of approximately $3.2 million and current ratio of 2.3 to 1 at December 31, 2014. We are currently generating positive cash flow from operations and we expect our working capital balance to continue to improve in future quarters.

Our operating activities generated approximately $87,000 in cash flow during the three months ended March 31, 2015, compared with cash generated of approximately $227,000 in the same period in 2014. This decrease is primarily the result of increased accounts receivable balances resulting from the increased sales.

We used approximately $23,000 in investing activities in the three months ended March 31, 2015 compared with approximately $109,000 in the same period in 2014. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward.

There were no cash flows from financing activities in 2015, however financing activities provided approximately $2.8 million during the three months ended March 31, 2014. This results from a $10 million equity raise in March 2014, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the fully diluted shares count, even when considering the new equity issued. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, however we consider our critical accounting policies to be those related to revenue recognition, revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K we have taken steps to enhance and improve the design of our internal controls over financial reporting. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel. We are continuing to upgrade our technical systems to increase the reliability of information provided.

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

In September 2014, we initiated litigation against Shadron Stastney, the Company’s previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares.

In March 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the United States District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute its eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and is seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March 2015, we also initiated litigation against PDR Network, LLC in the United States District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and is seeking damages in an amount at least equal the amounts we have paid to date to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the United States District Court in the District of New Jersey, without predjudice.

In early 2014 we learned that Mr. Milton Wilpon (“Mr. Wilpon”) of New Jersey claimed to have obtained a default judgment for approximately $929,000 in the New Jersey Superior Court, Essex County (the “Judgment”) against a predecessor of the Company and was seeking to amend the Judgment to add us as a judgment debtor.   The Judgment was entered in 2006 when the predecessor of the Company was a dormant shell company and the Judgment allegedly related to a settlement agreement that was breached in 2001 (the “Settlement Agreement”).  We appeared in the action and filed a motion to vacate the Judgment on several grounds, including that it appeared that the Summons and Complaint were never properly served and that plaintiff had never filed an arbitration as was required by the Settlement Agreement.  In September 2014, the Court granted our motion and vacated the Judgment in its entirety and dismissed the action.

In December 2014, we were served with a copy of a Demand for Arbitration filed by Mr. Wilpon relating to his claims under the Settlement Agreement.  On February 24, 2015, we filed an appearance with the AAA objecting to the arbitration on several grounds, including (1) that claims arose in 2001 and are barred by the applicable statute of limitations; (2) plaintiff did not properly serve and file the demand for arbitration and (3) plaintiff has not followed the proper procedure for the appointment of an arbitrator as provided by the Settlement Agreement. We petitioned the AAA to terminate the proceeding and in April 2015, the proceeding was terminated.

Item 1A: Risk Factors

See risk factors included in our Annual Report on form 10-K for 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015 we issued 45,000 shares of our common stock to an investment banking firm in connection with a capital markets advisory agreement.

We also issued 12,500 shares of common stock to our outside directors in connection with our Director Compensation Plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: May 14, 2015

By:	/s/ David Harrell
David Harrell
Title: Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date: May 14, 2015

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title: Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

