Form 10-Q
period 2015-06-30
OptimizeRx Corp
filed 2015-08-11
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,949,819 common shares as of August 11, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited);
F-2	Condensed consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited);
F-3	Condensed consolidated Statements of Cash Flow for the six months ended June 30, 2015 and 2014 (unaudited);
F-4	Notes to condensed consolidated financial statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

1

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,645,878	$3,446,973
Accounts receivable	1,918,419	2,100,381
Prepaid expenses	76,376	28,093
Total Current Assets	5,640,673	5,575,447
Property and equipment, net	10,674	12,813
Other Assets
Patent rights, net	901,491	930,854
Web development costs, net	424,075	504,643
Security deposit	5,049	5,049
Total Other Assets	1,330,615	1,440,546
TOTAL ASSETS	$6,981,962	$7,028,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$172,183	$200,372
Accounts payable - related party	570,000	570,000
Accrued expenses	9,851	25,459
Revenue share payable	1,190,995	1,502,761
Deferred revenue	336,213	120,130
Total Liabilities	2,279,242	2,418,722
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 22,949,819 and 22,867,319 shares issued and outstanding, respectively	22,950	22,867
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Stock warrants	2,153,295	2,153,295
Additional paid-in-capital	27,806,253	27,595,609
Stock payable	1,132,148	963,063
Deferred stock compensation	(18,750)	-
Accumulated deficit	(26,393,176)	(26,124,750)
Total Stockholders' Equity	4,702,720	4,610,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,981,962	$7,028,806

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended			For the Six Months Ended
	June 30			June 30
	2015	Restated 2014		2015	Restated 2014

NET REVENUE	$1,705,457		$1,426,808	$3,193,010	$2,716,236

REVENUE SHARE EXPENSE	882,327		730,140	1,638,768	1,291,551

GROSS MARGIN	823,130		696,668	1,554,242	1,424,685

OPERATING EXPENSES	980,659		896,529	1,823,269	2,386,747

INCOME (LOSS) FROM OPERATIONS	(157,529)		(199,861)	(269,027)	(962,062)

OTHER INCOME (EXPENSE)
Interest income	304		223	601	329

TOTAL OTHER INCOME (EXPENSE)	304		223	601	329

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(157,225)		(199,638)	(268,426)	(961,733)

PROVISION FOR INCOME TAXES	-		-	-	-

NET INCOME (LOSS)	$(157,225)		$(199,638)	$(268,426)	$(961,733)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING
BASIC	22,924,819		23,241,707	22,917,678	20,355,651
DILUTED	N/A		N/A	N/A	N/A

NET INCOME (LOSS) PER SHARE
BASIC	$(0.01)		$(0.01)	$(0.01)	$(0.05)
DILUTED	N/A	$	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the six months Ended June 30
	2015	Restated 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(268,426)	$(961,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,337	115,828
Stock and options issued for services	361,062	627,354
Changes in:
Accounts receivable	181,962	302,202
Prepaid expenses	(48,283)	(30,198)
Accounts payable	(28,189)	203,714
Revenue share payable	(311,766)	(414,563)
Accrued expenses	(15,608)	(12,000)
Deferred revenue	216,083	19,651
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	246,172	(149,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1.592)
Patent rights	(4,517)	(92.624)
Website site development costs	(42,750)	(119,616)
NET CASH USED IN INVESTING ACTIVITIES	(47,267)	(213,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	10,000,000
Equity issuance costs	-	(1,204,968)
Purchase of common and preferred stock and warrants	-	(6,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,795,032
NET INCREASE IN CASH AND CASH EQUIVALENTS	198,905	2,431,455
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,446,973	1,118,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,645,878	$3,549,698

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

OptimizeRx Corporation is a technology solution company focused on the health care industry. Its objective is to bring better access to better care by leveraging its proprietary technology to provide on demand savings and support within physicians and patients web based platforms, including Electronic Health Records and Patient Portals. Initially defined as a marketing and advertising company through its consumer website, OptimizeRx.com, the Company has matured as a technology solutions provider through its direct to physician solution, SampleMD. SampleMD allows physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The SampleMD solution is integrated into the ePrescribing or Electronic Medical Records applications, but can also sit on a prescriber’s desktop.

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

The consolidated financial statements for the three and six month periods ended June 30, 2015 and 2014 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS EQUITY

In January 2015, we issued 12,500 shares of common stock to outside Directors in connection with our Director Compensation plan, which calls for issuance of 6,250 shares per quarter for each Director. Those shares were recorded as stock payable at December 31, 2014. In addition, we recorded an additional 12,500 shares, valued at $16,375 as stock payable at March 31, 2015 for shares to be issued in April 2015 and 12,500 shares, valued at $13,375 were issued in June 2015 for the second quarter payment.

In February 2015, we entered into a capital markets advisory agreement covering a one year period, which called for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and are being amortized to expense over the period of service. 45,000 of these shares were issued in March 2015, with the balance to be issued in August 2015. The agreement was terminated in July 2015, effective in August, and the remaining 45,000 shares will not be issued. The total expense to be recognized will be $56,250 and is being amortized over the period the agreement is in effect.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 2 – STOCKHOLDERS EQUITY (CONTINUED)

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

In June 2015, we agreed to grant 197,605 fully vested shares of our common stock to two executive officers as bonuses. These shares have not been issued, but are recorded as stock payable and can be requested by the officers at any time.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $110,039 and $170,611 in compensation expense in the periods ended June 30, 2015 and 2014, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

The company is currently involved in the following legal proceedings.

In September 2014, we initiated litigation against Shadron Stastney, the Company’s previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process.

In March 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the U.S. District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March 2015, we also initiated litigation against PDR Network, LLC in the U.S. District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and we are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice.

In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We are in the process of refiling the consolidated case against PDR Network and LDM group in State court in Missouri.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

NOTE 5 – RESTATEMENT

We restated our financial statements to correct the way we accounted for certain items related to stock based compensation, revenue share expense, and revenue recognition. The full impact of the restatement was reflected in the December 31, 2014 financial statements at the end of the year. The table below reflects the impact on the 2014 period reflected in this report.

The restated Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014, as applicable, is as follows:

Three months ended June 30, 2014			Previously
Financial Statement	Line Item	Corrected	Stated
Income statement	Revenue	1,426,808	1,454,214
Income statement	Cost of Sales	$730,140	$540,048
Income statement	Operating expenses	896,529	967,070
Income statement	Loss from operations	$(199,861)	$(52,904)
Income statement	Loss before income taxes	$(199,638)	$(52,681)
Income statement	Net loss	$(199,638)	$(52,681)

Six months ended June 30, 2014			Previously
Financial Statement	Line Item	Corrected	Stated
Income statement	Revenue	2,716,236	2,771,560
Income statement	Cost of Sales	$1,291,551	$1,038,858
Income statement	Operating expenses	2,386,747	2,439,028
Income statement	Loss from operations	$(962,062)	$(706,326)
Income statement	Loss before income taxes	$(961,733)	$(705,996)
Income statement	Net loss	$(961,733)	$(705,996)
Statement of cash flows	Net loss	$(961,733)	$(705,996)
Statement of cash flows	Stock and options issued for services	$627,344	$654,634
Statement of cash flows	Increase in accounts payable	$203,714	$173,889
Statement of cash flows	Decrease in revenue share payable	$(311,776)	$(686,760)
Statement of cash flows	Increase in deferred revenue	$19,651	$38,656

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

Overview

Company Highlights through August, 2015

1)	Our sales for the first six months of 2015 approached $3.2 million, an 18% increase over the same period in 2014.
2)	Our sales for the second quarter of 2015 exceeded $1.7 million, an increase of 20% over the same period in 2014 and a 15% increase over the first quarter of 2015.
3)	We generated positive cash flow from operations of approximately $250,000 during the six month period of 2015.
4)	Our cash balance increased to in excess of $3.6 million.
5)	Our balance sheet continued to improve with working capital of approximately $3.4 million and a working capital ratio of 2.5 to 1.
6)	Excluding non-cash expenses, the first six months of 2015 generated operating income of $251,372.
7)	We initially launched our SampleMD e-coupon solution in April 2015 within Practice Fusion’s EMR and we are now fully integrated. We also began running key campaigns through NextGen in August 2015. Additionally, we have actively engaged and advanced with other leading platforms to position and prioritize integration of services.
8)	We signed an agreement with Allscripts to integrate our eCoupon functionality into their Touchworks platform, which serves many large health systems throughout the country, and to become their exclusive eCoupon provider in all of their platforms.
9)	We sponsored the ePrescribe/EHR conference held in Philadelphia in March 2015, which generated significant leads for our sales force.
10)	We continued to add new brands in 2015 at both existing customers such as AstraZenica and Lilly, as well as at new customers such as Otsuka and Shionogi. AstraZeneca extended their contract and budget for two years to promote 15 of their leading brands.
11)	We continued to prove an outstanding return on investment on our pharmaceutical promotions through independent analytics firms.
12)	We have made substantial progress toward completing major technical upgrades, including migration to a new Oracle database to allow for very robust growth and performance.

The company continues to make significant progress on growing both sides of our business, including expanding new brands and agreements with pharmaceutical companies looking for new ways to promote and reach doctors and patients at point of prescribe; as well as our networks with the dramatic announcement of Allscripts agreeing to exclusively work with OptimizeRx to manage their patient savings within all platforms that will soon include their largest platform Touchworks.

With the addition of Allscripts, we now are the EXCLUSIVE delivery platform of over 200 other EHRs—which represent two thirds of our network.

Simply put, OptimizeRx has now created the largest promotional network that engages more healthcare providers at point of prescribe than any other company, including promotion of our programs within over 350 leading EHRs and growing. This also provides a huge barrier to entry to any potential competitors.

All of these advancements will have meaningful consequences to further accelerate our growth in the second half of year and into 2016.

However, to further leverage this huge market opportunity of bringing savings and patient support right into physicians workflow, we are seeking top notch sales executives on both sides to help us:

Expand pharma sales account executives, just hired one who has strong specialty products knowledge and

10+ years of pharma experience. Initiating search for Regional VP of Sales

On the business development side of our channels, we will also be searching for additional support to grow our network, including a new operational manager to interact daily with key clients and assess performance, as well as an additional key business development executiveto work with the team.

We also will be expanding our Investor and Public Relations efforts in the 3rd quarter, including attendance at the Liolios Group's 2015 Gateway Conference in San Francisco, as well as hiring a Public Relations firm.

For our Board of Directors, we are interviewing proven seasoned executives to further add outside guidance and leadership, as well as additional governance.

We are also involved in many strategic partnership discussions with some of the largest healthcare companies in the world to look at new opportunities to leverage our proprietary technology and grow our business.

We generated positive cash flow from operations for the six months ended June 30, 2015, and we expect to continue to do so each quarter for the rest of the year. We expect to achieve profitability in future quarters based on the expected escalation of revenues, unless we make positive decisions to invest in development activities to expand our network reach or commit additional marketing resources to customer procurement activities. The outlay of these funds may negatively affect our profitability in the short term, but we are confident the investment will escalate our revenues in the long term and put us in a better position to attain and increase profitability.

We also generated positive income from operations, when excluding non-cash expenses, as set forth in the table below.

	Six Months Ended June 30
	2015	2014

Net Revenue	$3,193,010	$2,716,236
Revenue Share Expense	1,638,768	1,291,551

Gross Margin	1,554,242	1,424,685

Total Operating Expenses	1,823,269	2,386,747
Less Noncash operating expenses	520,399	743,182

Cash operating Expenses	1,302,870	1,643,565

Income (loss) from Operations excluding noncash expenses	$251,372	$(218,880)

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We launched our initial brands into Practice Fusion on a limited basis in April 2015 and we fully integrated the rollout at end of June 2015. We are also working extensively with our existing platforms to expand the reach of our eCoupon product to all of their providers, as well as increasing the utilization of the eCoupon functionality by their existing users.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase throughout the year and over the levels of last year.

Operating Results

We finished the first six months of 2015 with a loss of approximately $268,000 a substantial reduction over the same period last year, and we generated positive cash flow from operations during 2015.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our total revenue for the three months ended June 30, 2015 was approximately $1.7 million, an increase of 20% over the approximately $1.425 million from the same period in 2014. Our total revenue for the six months ended June 30, 2015 was approximately $3.2 million, an increase of 18% over the approximately $2.7 million from the same period in 2014. These increased revenues result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued quarter over quarter revenue increases for the balance of 2015.

Cost of Sales

Our cost of sales, comprised of revenue share expense, increased over the same period in 2014 as a result of both the revenue increases and the LDM settlement signed in February 2014. In addition, revenue share expense as a percentage of revenue in 2015 increased over the same period in 2014 as a result of the LDM settlement. In the three month period, revenue share expense increased slightly to approximately 51.7% of sales in 2015 from approximately 51.1% in the same period in 2014 as a result of product mix. In the six month period, revenue share expense increased to approximately 51.3% of sales in 2015 from approximately 47.5% in the same period in 2014 as a result of the LDM settlement.

As discussed, these increases in revenue share expense as a percentage of revenue result from a combination of factors, including product mix whereby a larger percentage of overall revenues are subject to revenue share, the LDM agreement which resulted in increased revenue share payments, and increased distributions at channel partners with financial incentives to increase distributions that result in higher payments per distribution. We expect revenue share expense as a percentage of revenue in future quarters to continue at levels similar to that of the quarter ended June 30, 2015 as revenues subject to revenue share expense continues to increase as a percentage of our overall revenues.

Operating Expenses

Operating expenses increased from approximately $900,000 for the three month period ended June 30, 2014 to approximately $980,000 for the same period in 2015, an increase of approximately 9%. Operating expenses decreased from approximately $2.4 million for the six month period ended June 30, 2014 to approximately $1.8 for the same period in 2015, a decrease of approximately 24%. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Salaries, Wages, & Benefits	$387,074	$374,180	$782,273	$723,276
Professional Fees	81,405	119,403	154,825	180,020
Board Compensation	12,500	-	25,000	-
Investor Relations	6,991	20,809	32,953	52,745
Consultants	8,698	16,905	29,813	32,719
Advertising and Promotion	-	20,951	37,150	50,551
Depreciation and Amortization	79,668	56,922	159,337	115,828
Development and Maintenance	56,445	36,023	106,860	68,157
Office, Facility, and other	32,233	32,884	71,290	66,360
Travel	34,174	30,937	62,706	69,737

Subtotal	699,188	709,014	1,462,207	1,359,393

Stock-based compensation	281,471	187,515	361,062	627,354
Lawsuit settlement	-	-	-	400,000

Total Operating Expense	$980,659	$896,529	$1,823,269	$2,386,747

The main reasons for the decrease in operating expenses in 2015 are the lawsuit settlement in 2014, which resulted in a $400,000 payment to the plaintiff, and the reduction in stock-based compensation from 2014 to 2015. Ignoring those two items, operating expenses increased approximately 8%, however the majority of those increases related to things implemented after the first quarter of 2014, as opposed to new items in 2015. This would include new hires, as well as the addition of outside Directors and related compensation.

We expect our operating expenses to continue to increase slightly as we further implement our business plan and expand our operations, however, we do not expect those increases to be significant in the near future unless we make the proactive decision to increase marketing dollars spent on customer procurement activities or spend more on development activities to increase our overall reach. We expect development expenditures to increase significantly in the fourth quarter based on planned initiatives. Professional fees are significantly affected by litigation, and we do have litigation in progress, causing those fees to fluctuate from quarter to quarter.

Net Loss

Our net loss for the three months ended June 30, 2015 was approximately $157,000 as compared to a loss of approximately $200,000 during the same period in 2014. Our net loss for the six months ended June 30, 2015 was approximately $268,000 as compared to a loss of approximately $962,000 during the same period in 2014. The reasons for specific components are discussed above. Overall, the decreased loss for the six month period is primarily explained by the decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of approximately $5.6 million, compared with current liabilities of approximately $2.3 million, resulting in working capital of approximately $3.4 million and a current ratio of approximately 2.5 to 1, similar to, but improved over, the working capital of approximately $3.2 million and current ratio of 2.3 to 1 at December 31, 2014. We are currently generating positive cash flow from operations and we expect our working capital balance to continue to improve in future quarters as we continue to generate positive cash flow from operations.

Our operating activities generated approximately $250,000 in cash flow during the six months ended June 30, 2015, compared with cash used in operating activities of approximately $150,000 in the same period in 2014. This increase is primarily the result of the reduced loss for the period.

We used approximately $50,000 in investing activities in the six months ended June 30, 2015 compared with approximately $215,000 in the same period in 2014. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward.

There were no cash flows from financing activities in 2015, however financing activities provided approximately $2.8 million during the six months ended June 30, 2014. This resulted from a $10 million equity raise in March 2014, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the fully diluted shares count, even when considering the new equity issued. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity for operating purposes, however we may consider a strategic investments that would allow us to accelerate the growth of the business.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

In September 2014, we initiated litigation against Shadron Stastney, the Company’s previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process.

In March 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the U.S. District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March 2015, we also initiated litigation against PDR Network, LLC in the U.S. District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and we are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice.

In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We are in the process of refiling the consolidated case against PDR Network and LDM group in State court in Missouri.

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on form 10-K for 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 11, 2015

	By:	/s/ David Harrell
David Harrell
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	August 11, 2015

	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

