Form 10-K/A
period 2014-12-31
OptimizeRx Corp
filed 2015-09-16
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,134,458

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,912,319 common shares as of March 20, 2015

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2014 of OptimizeRx Corp. (he "Company", "we" or "us"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2015 to include an updated auditor report for KLJ & Associates, LLP.

No other changes have been made to the Form 10-K.  This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note.  Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

We also audited the adjustments described in Note 17 that were applied to restate the 2013 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engage to audit, review or apply any procedures to the 2013 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 financial statements taken as a whole.

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

OptimizeRx Corporation

By:	/s/ David Harrell
David Harrell Chief Executive Officer, Principal Executive Officer and Director
September 16, 2015

By:	/s/ Doug Baker
Doug Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	September 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Chief Executive Officer, Principal Executive Officer and Director
Date:	September 16, 2015

By:	/s/ David Lester
David Lester
Title:	Vice President, Channel Management and Director
Date:	September 16, 2015

By:	/s/ Terence J. Hamilton
Terence J. Hamilton
Title:	Vice President, Sales and Director
Date:	September 16, 2015

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Director
Date:	September 16, 2015

By:	/s/ Jack Pinney
Jack Pinney
Title:	Director
Date:	September 16, 2015

