Form 10-Q
period 2015-09-30
OptimizeRx Corp
filed 2015-11-12
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,018,425 common shares as of November 11, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited);
F-2	Condensed consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited);
F-3	Condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2015 and 2014 (unaudited);
F-4	Notes to condensed consolidated financial statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$8,174,409	$3,446,973
Accounts receivable	2,740,104	2,100,381
Prepaid expenses	86,796	28,093
Total Current Assets	11,001,309	5,575,447
Property and equipment, net	10,104	12,813
Other Assets
Patent rights, net	889,184	930,854
Web development costs, net	414,066	504,643
Security deposit	5,049	5,049
Total Other Assets	1,308,299	1,440,546
TOTAL ASSETS	$12,319,712	$7,028,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$174,924	$200,372
Accounts payable - related party	570,000	570,000
Accrued expenses	45,005	25,459
Revenue share payable	1,996,969	1,502,761
Deferred revenue	293,112	120,130
Total Liabilities	3,080,010	2,418,722
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 29,018,425 and 22,867,319 shares issued and outstanding, respectively	29,018	22,867
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Stock warrants	2,342,645	2,153,295
Additional paid-in-capital	32,075,631	27,595,609
Stock payable	1,132,148	963,063
Deferred stock compensation	(34,500)	-
Accumulated deficit	(26,305,240)	(26,124,750)
Total Stockholders' Equity	9,239,702	4,610,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,319,712	$7,028,806

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2015	Restated 2014	2015	Restated 2014

NET REVENUE	$2,007,409	$1,819,421	$5,200,419	$4,535,657

COST OF SALES	1,044,415	958,334	2,683,183	2,249,885

GROSS MARGIN	962,994	861,087	2,517,236	2,285,772

OPERATING EXPENSES	875,425	1,155,933	2,698,694	3,542,680

INCOME (LOSS) FROM OPERATIONS	87,569	(294,846)	(181,458)	(1,256,908)

OTHER INCOME (EXPENSE)
Interest income	368	303	968	632

TOTAL OTHER INCOME (EXPENSE)	368	303	968	632

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	87,937	(294,543)	(180,490)	(1,256,276)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$87,937	$(294,543)	$(180,490)	$(1,256,276)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING

BASIC	23,259,837	23,362,377	23,060,787	21,089,514
DILUTED	24,348,551	N/A	N/A	N/A

NET INCOME (LOSS) PER SHARE

BASIC	$0.00	$(0.01)	$(0.01)	$(0.06)
DILUTED	0.00	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the nine months Ended September 30
	2015	Restated 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(180,490)	$(1,256,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	242,004	182,403
Stock and options issued for services	463,662	1,091,672
Changes in:
Accounts receivable	(639,723)	(47,768)
Prepaid expenses	(58,703)	(36,272)
Accounts payable	(25,448)	(67,649)
Revenue share payable	494,208	(13,123)
Accrued expenses	19,546	(4,150)
Deferred revenue	172,982	(177,959)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	488,038	(329,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(499)	(2,694)
Patent rights	(9,150)	(103,930)
Website site development costs	(97,399)	(217,435)
NET CASH USED IN INVESTING ACTIVITIES	(107,048)	(324,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	4,733,746	10,000,000
Equity issuance costs	(387,300)	(1,204,968)
Purchase of common and preferred stock and warrants	-	(6,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,346,446	2,795,032

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,727,436	2,141,851

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,446,973	1,118,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,174,409	$3,260,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a technology solution company focused on the health care industry. Our objective is to bring better access to better care by leveraging our proprietary technology to provide on demand savings and support within physicians and patients web based platforms, including Electronic Health Records and Patient Portals. Initially defined as a marketing and advertising company through our consumer website, OptimizeRx.com, we have matured as a technology solutions provider through our direct to physician solution, SampleMD. SampleMD allows physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The SampleMD solution is integrated into the ePrescribing or Electronic Medical Records applications, but can also sit on a prescriber’s desktop.

Our solutions provide health care institutions with an alternative option to the traditional hassles and issues associated with storing and managing physical drug samples and pre-printed coupons and we provide better access and affordability to patients to improve affordability, adherence and outcomes. In turn, we provide pharmaceutical manufacturers with both direct to consumer and direct to physician channels for more efficiently communicating and promoting their products and savings.

The condensed consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS EQUITY

Our compensation plan for our independent Directors calls for issuance of 6,250 shares per Director per quarter. In January 2015, we issued 12,500 shares of common stock in connection with that plan related to compensation for the fourth quarter of 2014. Those shares were recorded as stock payable at December 31, 2014. In addition, we issued an additional 12,500 shares each quarter for the quarters ended March 31, June 30, and September 30, 2015. These shares were valued at $16,375, $13,375, and $15,125, respectively, based on the fair market value at the time of issuance.

In February, 2015, we entered into a capital markets advisory agreement covering a one year period, which called for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and were amortized to expense over the period of service. 45,000 of these shares were issued in March 2015. The agreement was terminated in July 2015, effective in August, and the remaining 45,000 shares were not issued. The total expense recognized was $56,250.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 2 – STOCKHOLDERS EQUITY (continued)

In September, 2015 we entered into a new capital markets advisory agreement covering a one year period, which calls for 90,000 shares of common stock to be issued as compensation. The first 45,000 shares were issued in September 2015 and valued at $41,400. These shares are being amortized over a six month period. The second 45,000 shares will be issued in March 2016 if the agreement is continued beyond that point and recorded at that time.

In September, 2015, we entered into a securities purchase agreement pursuant to which we sold 6,011,106 shares of our common stock for $0.7875 per share, or gross proceeds of $4,733,746. The shares were issue to a subsidiary of WPP, the world’s largest marketing services company, as part of a strategic investment by WPP. Placement agents in the offering received commissions and expenses of $387,300, or approximately 8.2% of the gross proceeds. The net proceeds received were $4,346,446. Placement agents also received warrants to purchase up to 240,444 shares of our common stock with an exercise price of $0.7875 per share and a term of 5 years. The warrants were valued at $176,213 and have been recorded as equity issuance costs.

In March, 2014, we entered into a securities purchase agreement, pursuant to which we sold 8,333,333 shares of our common stock for $1.20 per share, or gross proceeds of $10,000,000. Placement agents in the offering received commissions equal to approximately 9.7% of gross proceeds, for an aggregate commission of approximately $970,000, including reimbursements for their reasonable out of pocket expenses. Placement agents also received warrants to purchase up to 804,139 shares of our common stock with an exercise price of $1.20 per share and a term of 5 years. The warrants were valued at $1,110,211, have been recorded as equity issuance costs, and were registered on a registration statement that went effective May 28, 2014. In addition to the warrants to placement agents, we also paid cash bonuses of $240,000 to three executive officers, agreed to issue 200,000 shares to three executive officers, and issued 150,000 shares to a consultant, in connection with the equity raise. The stock was valued based on the fair market value on the grant date, which was $630,000 in total. These amounts have been recorded as equity issuance costs, resulting in total equity issuance costs of $2.95 million. The 200,000 shares for the three executive officers have not been issued, but are recorded as stock payable and can be requested by the executive officers at any time.

We used the net proceeds of the 2014 offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provided us with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities included the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds were used for working capital purposes.

In January, 2014, an executive officer exercised 500,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued.

In June, 2015, we agreed to grant 197,605 fully vested shares of our common stock to two executive officers as bonuses. These shares have not been issued, but are recorded as stock payable and can be requested by the officers at any time.

In February, 2014, we agreed to grant 337,500 shares of our common stock, half of which vested immediately and half of which vested in August 2014, to two executive officers as bonuses based on their efforts to recapitalize the company to secure approximately $3 million in working capital while reducing fully diluted shares by approximately 7 million shares. These shares have not been issued, but are recorded as stock payable and can be requested by the officers at any time.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $171,864 and $282,995 in compensation expense in the periods ended September 30, 2015 and 2014, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

We are currently involved in the following legal proceedings.

In September, 2014, we initiated litigation against Shadron Stastney, our previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process and a dispositive motion has been filed by Mr. Stastney. We are in the process of preparing our response to the motion.

In March, 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the U.S. District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March, 2015, we also initiated litigation against PDR Network, LLC in the U.S. District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and we are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May, 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice. In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We refiled the consolidated case against PDR Network and LDM group in State court in Missouri. The defendants have filed a motion to dismiss two of the four counts in the consolidated complaint. We are in the process of preparing our response to the motion.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Commitments

In June, 2015, we signed an agreement with a major electronic health record system in the amount of $900,000 for expanded and exclusive eCoupon access to all of their platforms. Of this amount, $250,000 is payable in November 2015, with the balance of $650,000 due when the newest platform is launched in 2016.

NOTE 5 – RESTATEMENT

We restated our financial statements to correct the way we accounted for certain items related to stock based compensation, revenue share expense, and revenue recognition. The full impact of the restatement was reflected in the December 31, 2014 financial statements at the end of the year. The table below reflects the impact on the 2014 period reflected in this report.

The restated Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2014, as applicable, is as follows:

Three months ended September 30, 2014
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Revenue	1,819,421	1,620,215
Income statement	Cost of Sales	$958,334	$858,898
Income statement	Loss from operations	$(294,846)	$(394,616)
Income statement	Loss before income taxes	$(294,543)	$(394,314)
Income statement	Net loss	$(294,543)	$(394,314)

Nine months ended September 30, 2014
Financial Statement	Line Item	Corrected	Previously Stated
Income statement	Revenue	4,535,657	4,391,775
Income statement	Cost of Sales	$2,249,885	$1,897,757
Income statement	Operating expenses	3,542,680	3,594,961
Income statement	Loss from operations	$(1,256,908)	$(1,100,943)
Income statement	Loss before income taxes	$(1,256,276)	$(1,100,310)
Income statement	Net loss	$(1,256,276)	$(1,100,310)
Statement of cash flows	Net loss	$(1,256,276)	$(1,100,310)
Statement of cash flows	Stock and options issued for services	$1,091,672	$1,182,952
Statement of cash flows	Decrease in accounts payable	$(67,649)	$(97,474)
Statement of cash flows	Decrease in revenue share payable	$(13,123)	$(340,251)
Statement of cash flows	Decrease in deferred revenue	$(177,950)	$(4,252)

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

Overview

Company Highlights through November, 2015

1)	Our revenues for the third quarter of 2015 exceeded $2.0 million – the highest quarterly revenue in our history.
2)	Revenues for the first nine months of 2015 were $5.2 million, a 15% increase over the same period in 2014.
3)	We generated positive cash flow from operations of approximately $500,000 during the nine month period of 2015.
4)	Our cash balance increased to approximately $4.2 million.
5)	Our balance sheet continued to improve with working capital of approximately $7.9 million and a working capital ratio of 3.6 to 1.
6)	Excluding non-cash expenses, the first nine months of 2015 generated operating income of $524,209.
7)	We successfully closed a strategic investment with WPP, the largest marketing services company in the world, in September, raising net equity of $4.3 million.
8)	We initially launched our SampleMD e-coupon solution in April, 2015 within Practice Fusion’s EMR and we are now fully integrated. We also began running key campaigns through NextGen in August, 2015. Additionally, we have actively engaged and advanced with other leading platforms to position and prioritize integration of services.
9)	We signed an agreement with Allscripts to integrate our eCoupon functionality into its Touchworks platform, which serves many large health systems throughout the country, and to become its exclusive eCoupon provider in all of their platforms.
10)	We sponsored the ePrescribe/EHR conferences held in Philadelphia in March, 2015, and in San Francisco in October, 2015, both of which generated significant leads for our sales force.
11)	We continued to add new brands in 2015 at both existing customers such as AstraZeneca and Lilly, as well as at new customers such as Otsuka and Shionogi. AstraZeneca extended their contract and budget for two years to promote 15 of their leading brands.
12)	We continued to prove an outstanding return on investment on our pharmaceutical promotions through independent analytics firms.
13)	We have completed major technical upgrades, including migration to a new Oracle database to allow for very robust growth and performance.

We continue to make significant progress on growing both sides of our business, including expanding new brands and agreements with pharmaceutical companies looking for new ways to promote and reach doctors and patients at point of prescribe; as well as expanding our networks with the announcement of Allscripts agreeing to exclusively work with OptimizeRx to manage their patient savings within all platforms that will include their largest platform Touchworks in 2016.

With the addition of Allscripts, we now are the exclusive delivery platform of over 200 EHRs—which represents approximately two thirds of our network. Simply put, OptimizeRx has now created the largest promotional network that engages more healthcare providers at point of prescribe than any other company, including promotion of our programs within over 350 leading EHRs. This also provides a huge barrier to entry to any potential competitors.

The completion of the WPP transaction represents a significant expansion of our relationship with them. WPP is the largest marketing services company in the world, and Lynn Vos, CEO of WPP subsidiary Grey Healthcare Group, has joined our Board. We have hired a top executive to focus on overall client services, including the WPP relationship, and to focus on monetizing opportunities available to us.

In addition to the strategic value, we expect the WPP relationship to provide promotional support, help add pharmaceutical brands, aid in expansion of our EHR network, expand our service offerings, and help us expand our management and infrastructure. We are anticipating that that the WPP relationship will have a significant positive impact on our business.

All of these advancements will have meaningful consequences to further accelerate our growth in the last quarter of 2015 and into 2016.

However, to further leverage this huge market opportunity of bringing savings and patient support right into physicians’ workflow, we are seeking top notch executives on both sides of our business to help us:

Expand our pharma sales including initiating a search for a Regional VP of Sales; and

Grow our network, including initiating a search for a new operational manager to interact daily with key clients and assess performance, as well as an additional key business development executive to work with the team.

We also expanded our Investor and Public Relations efforts in the 3rd quarter, including attendance at the Liolios Group's 2015 Gateway Conference in San Francisco, as well as hiring a Public Relations firm.

We generated positive cash flow from operations for the nine months ended September 30, 2015, and we expect to continue to do so on a quarterly basis. We were profitable in the quarter ended September 30, 2015 and we expect to continue to achieve profitability in future quarters based on the expected escalation of revenues, unless we make positive decisions to invest in development activities to expand our network reach or commit additional marketing resources to customer procurement activities. The outlay of these funds may negatively affect our profitability in the short term, but we are confident the investment will escalate our revenues in the long term and put us in a better position to attain and increase profitability.

In addition to GAAP profitability for the third quarter, we also generated significant positive income from operations, when excluding non-cash expenses, for the nine months ended September 30, 2015 and 2014 as set forth in the table below.

	Nine Months Ended September 30
	2015	2014

Net Revenue	$5,200,419	$4,535,657
Cost of Revenue	2,683,183	2,249,885

Gross Margin	2,517,236	2,285,772

Total Operating Expenses	2,698,694	3,542,680
Less Noncash operating expenses	705,667	1,274,074

Cash operating Expenses	1,993,027	2,268,606

Income (loss) from Operations excluding noncash expenses	$524,209	$17,166

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We launched our initial brands into Practice Fusion on a limited basis in April, 2015 and we fully integrated the rollout at end of June, 2015. We also launched selected products in NextGen in late August on a limited basis and are continuing to roll out additional products within NextGen, as well as expanding the reach within NextGen. We continue to have discussions with new channels and we expect to launch within additional channels over the coming months. We are also working extensively with our existing platforms to expand the reach of our eCoupon product to all of their providers, as well as increasing the utilization of the eCoupon functionality by their existing users.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase on a quarterly basis and over the levels of last year.

Operating Results

We finished the first nine months of 2015 with a loss of approximately $180,000 a substantial reduction over the same period last year, and we generated positive cash flow from operations during 2015.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Our total revenue for the three months ended September 30, 2015 was approximately $2.0 million, an increase of 10% over the approximately $1.8 million from the same period in 2014. Our total revenue for the nine months ended September 30, 2015 was approximately $5.2 million, an increase of 15% over the approximately $4.5 million from the same period in 2014. These increased revenues result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued quarter over quarter revenue increases in the fourth quarter of 2015.

We continued to be hurt during the third quarter by work flow issues at one of our EHR partners that resulted in eCoupon functionality being turned off during the second quarter by the EHR. If the functionality had been available in the third quarter, we anticipate that our revenues would have been approximately $250,000 higher. We continue to work towards getting the eCoupon functionality turned back on at the EHR and they work through their issues.

Cost of Sales

Our cost of sales, comprised primarily of revenue share expense, increased over the same period in 2014 as a result of both the revenue increases and the LDM settlement signed in February 2014. In addition, revenue share expense as a percentage of revenue in 2015 increased over the same period in 2014 as a result of the LDM settlement. In the three month period, revenue share expense decreased slightly to approximately 52.0% of sales in 2015 from approximately 52.6% in the same period in 2014 as a result of product mix. In the nine month period, revenue share expense increased to approximately 51.6% of sales in 2015 from approximately 49.6% in the same period in 2014 as a result of the LDM settlement.

As discussed, these increases in revenue share expense as a percentage of revenue result from a combination of factors, including product mix whereby a larger percentage of overall revenues are subject to revenue share, increased distributions at channel partners with financial incentives to increase distributions that result in higher payments per distribution, and the LDM agreement which resulted in increased revenue share payments. We expect revenue share expense as a percentage of revenue in future quarters to continue at levels similar to that of the quarter ended September 30, 2015.

Operating Expenses

Operating expenses decreased from approximately $1.15 million for the three month period ended September 30, 2014 to approximately $875,000 for the same period in 2015, a decrease of approximately 24%. Operating expenses decreased from approximately $3.5 million for the nine month period ended September 30, 2014 to approximately $2.7 for the same period in 2015, a decrease of approximately 23%. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Salaries, Wages, & Benefits	$403,596	$386,305	$1,185,869	$1,109,581
Professional Fees	94,789	42,715	249,614	222,734
Board Compensation	12,500	7,065	37,500	7,065
Investor Relations	20,301	16,890	53,255	69,636
Consultants	4,622	24,767	34,435	57,487
Advertising and Promotion	-	21,900	37,150	72,451
Depreciation and Amortization	82,668	66,575	242,005	182,403
Development and Maintenance	75,761	58,142	182,620	126,298
Office, Facility, and other	45,909	34,417	117,200	100,779
Travel	32,679	32,838	95,385	102,575

Subtotal	772,825	691,614	2,235,033	2,091,009

Stock-based compensation	102,600	464,319	463,662	1,091,671
Lawsuit settlement	-	-	-	400,000

Total Operating Expense	$875,425	$1,155,933	$2,698,695	$3,542,680

The main reasons for the decrease in operating expenses in 2015 are the lawsuit settlement in 2014, which resulted in a $400,000 payment to the plaintiff, and the reduction in stock-based compensation from 2014 to 2015. Ignoring those two items, operating expenses increased approximately 9%, however the majority of those increases related to things implemented after the first quarter of 2014, as opposed to new items in 2015. This would include new hires, as well as the addition of independent Directors and related compensation.

We expect our operating expenses to continue to increase slightly as we further implement our business plan and expand our operations, however, we do not expect those increases to be significant in the near future unless we make the proactive decision to increase marketing dollars spent on customer procurement activities or spend more on development activities to increase our overall reach. We expect development expenditures to increase significantly in the fourth quarter based on planned initiatives, including a payment of $250,000 to Allscripts related to the Touchworks integration. Professional fees are significantly affected by litigation, and we do have litigation in progress, causing those fees to fluctuate from quarter to quarter.

Net Loss

We had net income of approximately $88,000 for the three months ended September 30, 2015 as compared to a net loss of approximately $295,000 during the same period in 2014. Our net loss for the nine months ended September 30, 2015 was approximately $180,000 as compared to a loss of approximately $1.25 million during the same period in 2014. The reasons for specific components are discussed above. Overall, the decreased loss for the nine month period is primarily explained by the by the increased gross margin resulting from increased revenues and decrease in operating expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of approximately $11 million, compared with current liabilities of approximately $3.1 million, resulting in working capital of approximately $7.9 million and a current ratio of approximately 3.6 to 1, substantially improved over the working capital of approximately $3.2 million and current ratio of 2.3 to 1 at December 31, 2014. We are currently generating positive cash flow from operations and we expect our working capital balance to continue to improve in future quarters as we continue to generate positive cash flow from operations.

Our operating activities generated approximately $500,000 in cash flow during the nine months ended September 30, 2015, compared with cash used in operating activities of approximately $330,000 in the same period in 2014. This increase is primarily the result of the reduced loss for the period.

We used approximately $100,000 in investing activities in the nine months ended September 30, 2015 compared with approximately $325,000 in the same period in 2014. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward.

We had net cash provided by financing activities of approximately $4.35 million in the nine months ended September 30, 2015 compared with approximately $2.8 million provided during the same period in 2014. The 2015 cash provided resulted from the strategic investment by WPP. The 2014 cash provided resulted from a $10 million equity raise in March 2014, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the fully diluted shares count, even when considering the new equity issued. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity for operating purposes, however we may consider strategic investments that would allow us to accelerate the growth of the business.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

The SEC requires that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, however we consider our critical accounting policies to be those related to revenue calculation and recognition, revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K we have taken steps to enhance and improve the design of our internal controls over financial reporting. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel. We are continuing to upgrade our technical systems to increase the reliability of information provided, however we are also dependent on the accuracy of information reported to us by third parties.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

In September 2014, we initiated litigation against Shadron Stastney, our previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process and a dispositive motion has been filed by Mr. Stastney. We are in the process of preparing our response to the motion.

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

In March 2015, we also initiated litigation against PDR Network, LLC in the U S. District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties and we are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which approximates $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May, 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice. In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We refiled the consolidated case against PDR Network and LDM group in State court in Missouri. The defendants have filed a motion to dismiss two of the four counts in the consolidated complaint. We are in the process of preparing our response to the motion.

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on form 10-K for 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2015, we entered into a Stock Purchase Agreement with WPP Luxembourg Gamma Three S.à r.l., a private limited liability company (société à responsabilité limitée) incorporated under the laws of the Grand Duchy of Luxembourg, pursuant to which we sold to WPP 6,011,106 shares of our common stock for $0.7875 per share, or gross proceeds of $4,733,746. Placement agents in the offering received warrants to purchase up to 240,444 shares of our common stock with an exercise price of $0.7875 per share and a term of 5 years.

In September, 2015, we issued 6,250 shares of our common stock to each of our independent directors under our compensation plan.

In September, 2015, we issued 45,000 shares of our common stock under a capital markets advisory agreement.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	November 12, 2015

	By:	/s/ David Harrell
David Harrell
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	November 12, 2015

	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer