Form 10-K
period 2015-12-31
OptimizeRx Corp
filed 2016-03-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,394,839

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,030,925 common shares as of March 10, 2016

PART I

Item 1. Business

Company Highlights For 2015

1)	Our sales for 2015 were $7.2 million, an 11% increase over 2014.

2)	In 2015, our promotional transactions, primarily from our core eCoupon distributions, increased approximately 25% over those in 2014.

3)	In 2015, we distributed eCoupons related to approximately 85 different brands.

4)	Excluding non-cash expenses, in 2015 we generated operating income of approximately $350,000.

5)	In 2015, we successfully launched our e-Coupon solution within the Practice Fusion network.

6)	We continued to acquire new pharmaceutical manufacturers and brands promoting through our platforms.

7)	We hired an experienced sales professional in November, 2015 to lead our relationship with media agencies and in December, an experienced executive to lead the expansion of our network.

8)	We secured an investment of approximately $4.7 million from WPP, a global provider of advertising, marketing, and branding.

9)	We completed an upgrade of our technology platform to Oracle database software to further improve system and reporting capacity.

10)	We proved an outstanding Return on Investment associated with our pharmaceutical promotions through an independent analytics firm with multiple pharmaceutical brands.

11)	We unveiled VoucherDVM and engaged leading platforms to offer automated vet product savings. We initiated a beta launch in January, 2016 with the National Veterinary Associates.

12)	We began a search for a new CEO to help lead us through our next stage of growth, which culminated in the hiring of Will Febbo, who became CEO on February 22, 2016.

We generated positive cash flow from operations in 2015, and we expect to continue to do so in 2016, as well as to be profitable during the upcoming year based on the expected escalation of revenues.

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We are discussing 2016 rollout dates with potential additional networks.

Pharmaceutical Sales and Marketing Updates

Our sales team continues to expand opportunities within existing and new clients. We are focused on adding additional brands for existing clients, expanding the utilization of our network for existing brands, and obtaining new clients.

Additionally, we are expanding our non e-Coupon services as follows:

●	New Drug File Integration – we are designing a service to better insure that manufacturers’ drugs are present in every ePrescribing platform available.

●	We are actively expanding our messaging capabilities with the goal of rapidly increasing revenue through this complementary service.

●	ePrescribe Training – we are pursuing opportunities to leverage our partnership with WPP/Grey to train representatives on understanding and leveraging EHR sales opportunities.

●	VoucherDVM - we continue advancing our negotiations with each of the leading veterinarian technology platforms and have signed an agreement with National Veterinary Associates, one of the largest veterinary groups in the U.S., to initiate a beta launch in January, 2016.

We are also continuing to ramp up our marketing efforts as follows:

●	Held multiple meetings initiated and arranged by Pharmaceutical companies to bring on new Health Systems/ePrescribe Platforms.

●	Spoke at Coupon and Co-Pay Off-set Strategies Conference.

●	Spoke at multiple conferences in 2015, including the Marcum 2015 MicroCap conference, the Liolios 4th annual Gateway conference and the LD Micro investor conference.

●	Sponsored the 3rd Annual ePrescribe/EHR Conference.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of eCoupons will continue to increase substantially over last year.

Operational Update

In 2016, in addition to expanding our network, we plan to intensively focus on increasing physician utilization of our partner networks. We intend to working individually with each of our partners based on their particular situation to improve workflow to increase coupon utilization by those providers that have access, obtain access for those prescribers that currently do not have e-coupon access, and increase overall revenue derived from each channel. We believe there is significant revenue growth available within our existing brands by better utilizing our existing partner networks, in addition to the revenue growth provided by new brands and new network partners.

In 2015, we began the search for an experienced EHR executive to lead our expansion efforts. In January, 2016, we hired James Brooks as Senior Vice President of Business Development to champion our EHR business through the development of new relationships with other EHR providers and patient platforms.

Technology Updates

To support our growth, we have migrated our platform to Oracle database software. The system can now manage up to 1 million rules and return the appropriate content within 1 second. This allows unsurpassed response time to avoid delays, and the ability to meet the upcoming dramatic scale we expect.

We have launched downloadable “wrapper” code, which streamlines the integration requirements for our solution from a few weeks to a few days, if EHR channel partners choose to utilize this method. This addresses one of the biggest hurdles we face in getting health systems and EHRs to implement our system, given the extensive demand on their available technical resources.

We have developed a stand-alone desktop eCoupon application that can be used by prescribers that either are not using an eprescribing application, or whose EHR vendor does not offer e-Coupon functionality. We have sold one such application to a major pharmaceutical manufacturer for use as a tool by their sales force and to distribute to physicians. We expect this to be a source of revenue growth in 2016.

Other Key Events in 2015

We secured a strategic investment from WPP of approximately $4.7 million. The completion of this transaction represents a significant expansion of our relationship with WPP, the largest marketing services company in the world, and Lynn Vos, CEO of WPP’s subsidiary, Grey Healthcare Group, has joined our Board. We have hired a top executive to focus on overall client services, including the WPP relationship, and to focus on expanding opportunities available to us.

In addition to the strategic value, we expect the WPP relationship to provide promotional support, help add pharmaceutical brands, aid in expansion of our EHR network, expand our service offerings, and help us expand our management and infrastructure. We anticipate that that the WPP relationship will have a significant and positive impact on our business.

We also signed an agreement with Allscripts to become its exclusive provider of eCoupons throughout all of its platforms as well as to integrate our e-Coupons into its Touchworks network. The Touchworks platform is used by large health systems throughout the country and is expected to represent a significant expansion of our network. ECoupon functionality within Touchworks is expected to launch on a test basis in late 2016 and on a wide-scale basis in early 2017.

Summary

Despite the lengthy sales cycle involved in creating this new eCoupon market, we remain very excited about our core eCoupon business and expect acceleration to continue with the launch of additional channels and our joint pursuit of leading health systems with our pharmaceutical partners. We expect our active network to grow substantially in 2016.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

●	SAMPLEMD - Our platform, which we refer to as SampleMD, is a revolutionary virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems to search, print or electronically dispense directly to patients and a national network of pharmacies. SampleMD eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients. Today, almost 60% of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications. Over 90% of our revenue comes through activities related to our SampleMD platform.

●	OPTIMIZEHR – Our consulting practice is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their products. Our consulting services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists manufactures in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 5% of our revenue, but represents a significant growth opportunity for us.

●	OPTIMIZERx.com – Our Direct to Consumer Website is a portal to healthcare savings for patients to centrally review and participate in prescription and healthcare savings and support programs. To date, we have over 2.4 million members who have registered. We strive to provide all the information and guidance that patients undergoing long-term pharmaceutical treatments may require. Patients can search by their medication or their condition in order to access educational information regarding their condition, information regarding their medication, coupons for instant savings when they purchase their medications, information on free drug trials, and guidance to any other savings programs available to them. At the present time, we generate no revenue through this site, but we believe it represents a significant potential future revenue source.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness in the market. As previously discussed, we continue to actively participate in industry and partner events such as exlPharma and the ACE – Allscripts Users Conference, as well as taking a lead sponsor position in the CBInet eRx and EHR conferences in March and October of 2015. We are also the named sponsor of the March 2016 conference. During the course of the year, we also initiated and delivered successful email marketing campaigns, which generated viable leads for our sales force.

In 2015, we also announced the expansion of our strategic partnership with WPP/Grey Health Group, a leading agency within the healthcare marketplace, which included a significant investment by an affiliated entity of WPP. We plan to continue to increase our marketing efforts with all of our strategic partners, as we intend to continue to promote our platform primarily through the following:

●	Industry and Partner Events;
●	Email Campaigns;
●	Internet Marketing;
●	Public Relations Campaigns;
●	Physician Offices;
●	Direct to Consumer Marketing;
●	Trade Media Advertising;
●	Pharmacy Partners;
●	Physician Organizations and Associations; and
●	Strategic Relationships.

Competition

Our platform competes in the highly competitive pharmaceutical and healthcare advertising industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks. Coupon offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion.

Despite these overall competitors, we do not have major competition in our specific portion of the market. We have been experiencing a growing list of potential partners whom either have content that they want to deliver through our distribution engine and network, or whom have complementary technology and want to integrate our solution as a channel partner, expanding our reach to clinicians. The primary competitors in our space of the market are PDR Network, LLC and Physicians Interactive Holdings, Inc. However, we believe our breadth of brands offered, extensive list of pharmaceutical clients, and the vast reach of our network give us a substantial advantage and allow us to achieve a dominant position in the marketplace.

Intellectual Property

In 2012, we were awarded a patent for our innovative solution (US Patent No. 8,341,015). This award was a result of our extensive research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients.

We have hired Harness, Dickey & Pierce, a nationally ranked IP firm, to further expand and protect our intellectual property. Through them, we have filed two additional patents on our technology. We believe our current and expanding IP will allow us to continue being the leader in this rapidly growing space. We stand ready to prepare additional filings, as necessary, to protect our intellectual property on any forthcoming solutions that will further assist and support physicians, pharmacists and patients.

OPTIMIZERx and SampleMD are our licensed trademarks.

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

Employees

As of December 31, 2015, we had 12 full-time employees and 3 part-time employees, in addition to contracted programmers, as needed, through our established relationship with Simple eSolutions, a technical and programming resources partner.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Corporation, a Michigan corporation.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

Since the inception of our business we have historically incurred losses. While we have increased revenues significantly, we have not yet been able to achieve profitability due to significant investments in our growth and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

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

We currently work with many leading pharmaceutical companies, including Pfizer, Eli Lilly, Actavis, AstraZeneca, Alcon, Daiichi Sankyo, Novartis, Novo Nordisk, Valeant, Shire, and others. Our failure to retain existing customers or expand with new customers could negatively impact our business.

We are dependent on a concentrated group of customers

Our revenues are concentrated in approximately 25 customers, primarily large pharmaceutical manufacturers and large advertising agencies. Approximately 52% of our revenue came from our largest five customers. Loss of one or more of these customers could have a significant negative impact on our operating results.

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

Our agreements with electronic prescription platforms are subject to audit.

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

Do to the labyrinth of regulations in healthcare space, state and federal, as well as political sensitivity of healthcare delivery, our business model could be negatively impacted or fail.

The markets in which we operate are competitive, continually evolving and, in some cases, subject to rapid change.

●	Our portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related web sites; general purpose consumer web sites that offer specialized health sub-channels; other high-traffic web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites.

●	Our healthcare provider portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our products and services could be affected by:

●	changes in the design of health insurance plans;

●	a decrease in the number of new drugs or medical devices coming to market;

●	a decrease in marketing expenditures by pharmaceutical or medical device companies, including as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies; and

●	payor pressure to move to generic brands.

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

Our business is subject to changing regulation of corporate governance and public disclosure

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal and state entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities have continued to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Complying with these new regulations has resulted in, and is likely to continue to result in, increased general & administrative costs and a diversion of management time and attention from revenue generating and other business activities to compliance activities.

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

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 400 Water Street, Suite 200, Rochester, Michigan, 48307.  We initially entered into a 3 year lease for this 3,648 square foot facility, with a cost of $5,049.25 per month. We renewed that lease for a two year period on December 1, 2014 for a monthly rental rate of $5,201.50. We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

In September, 2014, we initiated litigation against Shadron Stastney, our previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction to prevent Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages in the amount of at least $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process and a dispositive motion has been filed by Mr. Stastney. We are in the process of preparing our response to the motion.

In March, 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the U.S. District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 to resolve previous litigation with LDM. LDM breached its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March, 2015, we also initiated litigation against PDR Network, LLC in the U.S. District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties. We are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May, 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice. In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We refiled the consolidated case against PDR Network and LDM group in State court in Missouri. The defendants filed a motion to dismissal of our claims except those for breach of contract. In January, the Court dismissed two of six claims asserted against LDM and PDR but allowed the remainder of our claims to continue forward. The parties are currently engaged in in the discovery process.

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

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	1.15	0.80
September 30, 2014	1.54	1.10
June 30, 2014	1.80	1.42
March 31, 2014	1.95	1.41

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	1.34	1.10
September 30, 2015	1.28	0.76
June 30, 2015	1.73	0.81
March 31, 2015	1.59	0.98

Quarter Ended March 31, 2016 (through March 10, 2016)	1.24	$0.89

On March 10, 2016, the last sales price per share of our common stock was $0.95.

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

Holders of Our Common Stock

As of March 10, 2016, we had 29,030,925 shares of our common stock issued and outstanding, held by approximately 325 shareholders of record at our transfer agent, with approximately 1,000 additional shareholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 13, 2013, our Board of Directors adopted the 2013 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 1,500,000 incentive or non-qualified options to purchase our common stock, or stock awards. In March, 2016, the Board expanded the number of shares issuable under the plan to 4,000,000.

Equity Compensation Plans as of December 31, 2015

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2013 Equity Compensation Plan	1,085,000	$1.17	–
Other Equity Compensation (includes options and warrants)	2,609,139	$1.54	–
Total	3,709,583	$1.41	410,000

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In December, 2015, we issued 12,500 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in the fourth quarter of 2015.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues

Our total revenue reported for the year ended December 31, 2015 was approximately $7.2 million, an increase of 11% from the year ended December 31, 2014. This increased revenue resulted from increases in all major revenue categories including setup fees, reporting fees, and e-Coupon distributions and resulted from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued revenue increases in 2016.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 25 pharmaceutical companies as customers and we received approximately 52% of our revenue in the year ended December 31, 2015 from our largest 5 customers, with approximately 20% of revenue from our largest customer. During the year ended December 31, 2014, approximately 64% of revenue came from our 5 largest customers, with 20% from our largest customer. While we are still dependent on major customers, as our customer base expands, we are becoming less dependent on any one customer.

Cost of Sales

Our total cost of sales, composed of revenue share expense, increased in the year ended December 31, 2015, over the year ended December 31, 2014 as a result of the revenue increases. In addition, revenue share expense as a percentage of revenue in 2015 increased over 2014 from approximately 49.5% in the year ended December 31, 2014 to approximately 50.1% in the year ended December 31, 2015.

These increases in revenue share expense as a percentage of revenue result from a combination of factors, including product mix whereby a larger percentage of overall revenues are subject to revenue share. We expect revenue share expense as a percentage of revenue in 2016 to continue at levels similar to, or greater than, that of 2015 as revenues subject to revenue share expense continues to increase as a percentage of our overall revenues. In addition, our comarketing agreement with WPP requires us to pay revenue share to WPP agencies on new brands secured for us by those agencies. If we successfully expand revenue through the WPP relationship, our revenue share percentage will increase.

Operating Expenses

Operating expenses decreased to approximately $4.2 million for the year ended December 31, 2015 from approximately $4.3 million for the year ended December 31, 2014, a decrease of approximately 3%. The detail by major category is reflected in the table below.

	Years Ended December 31
	2015	2014

Salaries, Wages, & Benefits	$1,788,471	$1,477,450
Professional Fees	397,566	242,169
Board Compensation	50,000	19,565
Investor Relations	80,618	110,998
Consultants	66,985	72,487
Advertising and Promotion	47,927	87,201
Depreciation and Amortization	333,950	264,340
Development and Maintenance	290,371	189,566
Exclusivity Fee	250,000	-
Office, Facility, and other	151,826	140,101
Travel	157,062	131,637

Subtotal	3,614,776	2,735,514

Stock-based compensation	581,106	1,172,242
Lawsuit settlement	-	400,000

Total Operating Expense	$4,195,882	$4,307,756

The main reasons for the overall decrease in operating expenses in 2015 are the substantial decrease in stock based compensation from 2014 to 2015 and the absence of a lawsuit settlement in 2015. Ignoring those items, operating expenses increased approximately 32% as a result of building a solid base for future growth.

Within the remaining operating expenses, there were a variety of increases. Salaries, wages and benefits increased as a result of additional staff in 2015, as well as bonuses to executive officers totaling $195,000. We expect additional increases in compensation in 2016 as we hire additional high-level staff, as well as the impact of a full year of 2015 hires and the payout and severance benefits we are required to pay to our prior CEO. Professional fees increased as a result of the litigation in process, primarily related to the PDR/LDM lawsuit. We expect a continued increase in professional fees in 2016 as a result of increased activity on our litigation. Advertising and promotion increased as a result of our sponsorship of e-Coupon conferences. Development and maintenance increased as a result of expansion of our system capacity and capabilities and the move to a more robust Oracle database. Exclusivity fees of $250,000 in 2015 resulted from the initial payment related to the Allscripts Touchworks integration. An additional $650,000 is due under the Allscripts Touchworks agreement when e-Coupon functionality becomes widely available within the Touchworks platform, which is expected to be in early 2017.

Net Loss

We finished the year ended December 31, 2015 with a loss of approximately $600,000, as compared to a loss of approximately $1.0 million during the year ended December 31, 2014. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin as well as decreased operating expenses. In addition, the loss in both periods included noncash items. We had approximately $600,000 of stock based compensation and $335,000 of depreciation and amortization in 2015, and approximately $1.2 million related to stock based compensation and approximately $265,000 of depreciation and amortization in 2014. Excluding noncash expenses, we would have been profitable in both years. In addition, ignoring working capital changes, we had positive cash flow from operations in both years - approximately $325,000 during the year ended December 31, 2015 and approximately $400,000 during the year ended December 31, 2014.

Quarterly Financial Information

Following is our quarterly operating results for 2015 for information purposes.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$1,487,553	$1,705,457	$2,007,409	$2,020,259	$7,220,678

Revenue Share Expense	756,440	882,327	1,044,415	929,020	3,622,203

Gross Profit	731,113	823,130	962,994	1,081,239	3,598,475

Operating Expenses	842,610	980,659	875,425	1,497,188	4,195,882

Income (Loss) from Operations	(111,497)	(157,529)	87,569	(415,949)	(597,407)

Other income	296	304	368	1,299	2,267

Loss before Taxes	(111,201)	(157,225)	87,937	(414,650)	(595,140)

Provision for Taxes	-0-	-0-	-0-	-0-	-0-

Net Income (Loss)	(111,201)	(157,225)	87,937	(414,650)	(595,140)

Loss per share
Basic and Diluted	(0.00)	(0.01)	0.00	(0.01	(0.02)

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of approximately $11.1 million, compared with current liabilities of approximately $3.4 million, resulting in working capital of approximately $6.7 million and a current ratio of approximately 3.3 to 1. This significant improvement over the working capital balance of approximately $3.2 million and the current ratio of 2.3 to 1 at December 31, 2014 is largely a result of our financing transaction with WPP. We are currently generating positive cash flow from operations and we expect our working capital balance to continue to improve in future quarters.

Our operating activities generated approximately $500,000 in the year ended December 31, 2015 as comparted with approximately $50,000 used by operating activities in the year ended December 31, 2014. The positive cash flow from operations in the year ended December 31, 2015 resulted from positive cash flow from operations prior to working capital items of approximately $350,000 and approximately $250,000 of working capital improvements. We expect to have positive cash flow from operations in future quarters in 2016, however severance payments due at the end of March 2016, may make that unlikely in Q1.

We used approximately $400,000 in investing activities in the year ended December 31, 2014 compared with about $100,000 in the year ended December 31, 2015. These investment activities relate to improvements being implemented in our SampleMD website, as well as protection and expansion of our patent portfolio. These items both represent important components of our business strategy moving forward. The 2014 was significantly higher as a result of the launch of our upgraded SampleMD 2.0 platform in early 2014, as well as the initial work on our migration to Oracle Software started in 2014 and completed in 2015.

Financing activities provided approximately $4.3 million in the year ended December 31, 2015, resulting from the strategic investment of approximately $4.7 million by WPP, net of costs associated with the investment. Financing activities provided approximately $2.8 million during the year ended December 31, 2014. This results from a $10 million equity raise in March 2014, partially offset by costs of the raise and redemption of all the common stock, preferred stock, and warrants held by a major shareholder that significantly reduced the potential fully diluted shares count, even when considering the new equity issued. With the financing and cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity for operating purposes.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015, however we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014;

F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;

F-4	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2014;

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2015;

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

F-6	Notes to Consolidated Financial Statements.

KLJ & Associates, LLP

5201 Eden Ave.

Suite 300

Edina, MN 55436

Office: 630-277-2330

Fax: 763-592-8238

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

OptimizeRx Corporation

Rochester, MI

To Whom It May Concern:

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation as of December 31, 2015 and 2014 and the results of their operations and their cash flows for years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

Sincerely,

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 15, 2016

OPTIMIZERx CORPORATION

Consolidated Balance Sheets as of

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$8,207,565	$3,446,973
Accounts receivable	2,847,450	2,100,381
Prepaid expenses	70,623	28,093
Total Current Assets	11,125,638	5,575,447
Property and equipment, net	10,239	12,813
Other Assets
Patent rights, net	832,884	930,854
Web development costs, net	340,470	504,643
Security deposit	5,049	5,049
Total Other Assets	1,178,403	1,440,546
TOTAL ASSETS	$12,314,280	$7,028,806
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$212,191	$200,372
Accounts payable - related party	570,000	570,000
Accrued expenses	6,983	25,459
Revenue share payable	2,355,608	1,502,761
Deferred revenue	227,002	120,130
Total Liabilities	3,371,784	2,418,722
Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no issued and outstanding at December 31, 2015 and 2014,	-0-	-0-
Common stock, $.001 par value, 500,000,000 shares authorized, 29,030,925 and 22,867,319 shares issued and outstanding at December 31, 2015 and 2014, respectively	29,031	22,867
Stock warrants	2,329,508	2,153,295
Additional paid-in-capital	32,185,499	27,595,609
Stock Payable	1,132,148	963,063
Deferred stock compensation	(13,800)	-0-)
Accumulated deficit	(26,719,890)	(26,124,750)
Total Stockholders' Equity	8,942,496	4,610,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,314,280	$7,028,806

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations for the Years

Ended December 31, 2015 and 2014

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2015	2014

NET REVENUE	$7,220,678	$6,502,962
REVENUE SHARE EXPENSE	3,622,203	3,221,534
GROSS MARGIN	3,598,475	3,281,428
EXPENSES
Operating expenses
Stock-based compensation	581,106	1,172,242
Depreciation and amortization	333,950	264,340
Lawsuit settlement	-0-	400,000
Other operating expenses	3,280,826	2,471,174
Total Operating expenses	4,195,882	4,307,756
LOSS FROM OPERATIONS	(597,407)	(1,026,328)
OTHER INCOME
Interest income	2,267	935
Interest expense	-0-	-0-
TOTAL OTHER INCOME	2,267	935
LOSS BEFORE PROVISION FOR INCOME TAXES	(595,140)	(1,025,393)
PROVISION FOR INCOME TAXES	-0-	-0-
NET LOSS	$(595,140)	$(1,025,393)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	24,562,438	22,382,415
NET LOSS PER SHARE: BASIC (no separate per share amount shown for diluted because loss is antidilutive)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2014

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock	Additional Paid-in	Stock	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Payable	Compensation	Deficit	Equity
Balance, December 31, 2013	65	$-0-	14,817,496	$14,817	$18,148,049	$8,875,155	$-0-	$(270,462)	$(25,099,357)	$1,668,202
Issuance of stock options:
to employees						272,804				272,804
to consultants						16,935		(16,935)		-0-
Issuance of common stock:
for services			167,065	167		26,812	14,688			41,667
for cash			8,333,333	8,333		8,408,699	378,000			8,795,032
for warrant exercise			445,765	446	(694,133)	693,687				-0-
Issue warrants for equity raise					1,110,211	(1,110,211)				-0-
Issue stock rights to officers							570,375			570,375
Reclassify expired and redeemed warrants					(16,410,832)	16,410,832				-0-
Expense consulting services								287,397		287,397
Redeem shares for cash	(65)	-0-	(896,340)	(896)		(5,999,104)				(6,000,000)
Net loss for the year									(1,025,393)	(1,025,393)
Balance, December 31, 2014	-0-	$-0-	22,867,319	$22,867	$2,153,295	$27,595,609	$963,063	$-0-	$(26,124,750)	$4,610,084

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2015

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock	Additional Paid-in	Stock	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Payable	Compensation	Deficit	Equity
Balance, December 31, 2014	-0-	$-0-	22,867,319	$22,867	$2,153,295	$27,595,609	$963,083	$-0-	$(26,124,750)	$4,610,084
Issuance of stock options to employees						253,358				253,358
Issuance of common stock:
for services			152,500	153		172,310	(14,688)	(97,650)		60,125
for cash			6,011,106	6,011	176,213	4,164,222				4,346,446
Issue stock rights to officers							183,773			183,773
Expense consulting services								83,850		83,850
Net loss for the year									(595,140)	(595,140)
Balance, December 31, 2015	-0-	$-0-	29,030,925	$29,031	$2,329,508	$32,185,499	$1,132,168	$(13,800)	$(26,719,890)	$8,942,496

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2015 and 2014

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(595,140)	$(1,025,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	333,950	264,340
Loss on disposal of assets	31,731	3,295
Stock options issued for services	253,358	272,804
Stock-based compensation	327,748	899,438
Changes in:
Accounts receivable	(747,069)	(588,672)
Prepaid expenses	(42,530)	(16,322)
Accounts payable	11,819	11,633
Revenue share payable	852,847	215,210
Accrued expenses	(18,476)	13,459
Deferred revenue	106,872	(106,142)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	515,110	(56,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,046)	(6,984)
Patent rights	(1,519)	(110,551)
Web development costs	(97,399)	(292,417)
NET CASH USED IN INVESTING ACTIVITIES	(100,964)	(409,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,346,446	8,795,032
Redemption of common and preferred stock	-0-	(6,000,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,346,446	2,795,032
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,760,592	2,328,730
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,446,973	1,118,243
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,207,565	$3,446,973
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-0-	$-0-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – NATURE OF BUSINESS

OptimizeRx Corporation is a technology solutions company targeting the healthcare industry. Our objective is to bring better access to better healthcare through connecting patients, physicians and pharmaceutical manufacturers through technology. Originally defined as a marketing and advertising company through our consumer website, we have matured into a technology solutions provider with our direct to physician solution, SampleMD. SampleMD allows physicians to search, print and send available sample trial vouchers and/or co-pay coupons on behalf of their patients. The SampleMD solution is integrated into the physician’s ePrescribing or Electronic Health Record applications, but can also be a stand-alone desktop application. OptimizeRx solutions provide pharmaceutical manufacturers a direct to physician channel for communicating and promoting their products. It allows healthcare providers a means to provide sampling and coupons without having to physically store samples on site, and it provides better access and affordability to patients.

The company was originally formed as Optimizer Systems, LLC in the State of Michigan on January 31, 2006. It converted its form to a corporation on October 22, 2007 and changed its name to OptimizeRx Corporation. On April 14, 2008, RFID, Ltd., a Colorado corporation, consummated a reverse merger by entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 1,256,958 shares of common stock of RFID, Ltd., representing 100% of the outstanding capital stock of RFID, Ltd. As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business. On April 15, 2008, RFID, Ltd.’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, a migratory merger was completed, thereby changing the state of incorporation from Colorado to Nevada, resulting in the current corporate structure, in which OptimizeRx Corporation, a Nevada corporation, is the parent corporation, and OptimizeRx Corporation, a Michigan corporation, is its wholly-owned subsidiary (together, "OptimizeRx" and "the Company").

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year-end.

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation (a Nevada corporation) and its wholly owned subsidiary, OptimizeRx Corporation (a Michigan corporation). All material inter-company transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

In addition to defining fair value, the disclosure requirements around fair value establish a fair value hierarchy for valuation inputs, which is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The carrying value of the Company’s financial assets and liabilities, which consist of cash, accounts receivable, prepaid expenses, patent rights, web development costs, accounts payable, accounts payable – related party, accrued expenses and deferred revenue, are valued using level 1 inputs. The Company believes that the recorded values approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $0 for each of the years ended December 31, 2015 and 2014. The allowance for doubtful accounts was $0 as of both December 31, 2015 and 2014.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Capital assets are being depreciated over their estimated useful lives of three to seven years using the straight-line method of depreciation for book purposes.

Revenue Recognition and Revenue Share Expense

Revenue is recognized when it is earned. Revenues are primarily generated from our content delivery activities in which we deliver eCoupons and eVouchers through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), or from reselling services that complement our business for other of our partners.

We recognize setup fees that are required for integrating client offerings and campaigns into our rule-based content delivery system and network upon completion of the setup when the client’s campaign is ready to launch within our system. As the eCoupons and or eVouchers are distributed through our platform and network of channel partners (a transaction), these transactions are recorded and revenue is recognized at the time of distribution. Revenue for transactions can be realized based on a price per distribution, a price per redemption, or as a flat fee over a period of time, depending on the client contract. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue.

In some instances, we also resell products and or services that are available through our channel partners, and that are complementary to our core business and client base. In these instances, net revenue is recognized based on the commission based revenue split that the Company receives.

Based on the volume of transactions that are delivered through our channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue share to PDR/LDM as a result of a 2014 legal settlement in an amount equal to the greater of 10% of eCoupon distribution revenues generated or $0.37 per eCoupon distributed. The contractual amount due to our channel partners is recorded as an expense at the time the eCoupon is distributed.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the carrying value of assets, depreciable and amortizable lives of tangible and intangible assets, the carrying value of liabilities, the amount of revenue to be billed, and the timing of revenue recognition and related revenue share expenses. Actual results could differ from these estimates.

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

DECEMBER 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development expenses as incurred. Our research efforts are focused on understanding the market dynamics that have the potential to affect the business and increase revenue in both the short and long term. Our primary goal is to increase revenue by helping patients better afford and access the medicines their doctors prescribe, as well as other healthcare products and services they need. Based on this, the Company continually seeks ways to improve its technology to enhance user experiences, and to develop new services and solutions for its customers.

Share-based Payments

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant. For restricted stock, the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black=Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2015	2014

Expected dividend yield	0%	0%
Risk free interest rate	0.24% - 0.93%	0.90% - 1.44%
Expected option term	2.5 - 3.5 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	67% - 85%	117% - 138%

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

Loss Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock have not been included in the diluted earnings per share calculation for either year since their effect is anti-dilutive in all years presented.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Insurance	$30,623	$18,093
Rent	-0-	-0-
Legal	40,000	10,000
Total prepaid expenses	$70,623	$28,093

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Computer equipment	$21,565	$19,519
Furniture and fixtures	11,088	11,088
Subtotal	32,653	30,607
Accumulated depreciation	(22,414)	(17,794)
Property and equipment, net	$10,239	$12,813

Depreciation expense was $4,620 and $5,933 for the years ended December 31, 2015 and 2014, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 5 – WEB-BASED TECHNOLOGY

The Company has capitalized costs in developing its web-based technology, which consisted of the following as of December 31, 2015 and 2014:

	2015	2014
OptimizeRx web-based technology	$154,133	$154,133
SampleMD web-based technology	602,517	602,517
SampleMD 2.0 web-based technology	537,877	440,477
Subtotal, web-based technology	1,294,527	1,197,127
Accumulated amortization	(954,057)	(692,484)
Web-based technology, net	$340,470	$504,643

Amortization is recorded using the straight-line method over a period of up to five years. During 2014, the Company launched its SampleMD 2.0 web-based technology. All remaining carrying value at December 31, 2015 relates to the SampleMD 2.0 web-based technology. Amortization expense for the web-based technology costs was $261,572 and $192,760 for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – PATENT AND TRADEMARKS

On April 26, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent from an officer and shareholder in exchange for 300,000 shares of common stock to be granted at the discretion of the seller and 200,000 stock options, which expired in April 2015, that were valued at $360,000. The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

The Company has capitalized costs in purchasing and defending its patent, which consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	172,457	170,937
New patents and trademarks	58,469	90,202
Accumulated amortization	(328,042)	(260,285)
Patent rights and intangible assets, net	$832,884	$930,854

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $67,758 and $65,647 for the years ended December 31, 2015 and 2014, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of coupons, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $227,002 and $120,130 as of December 31, 2015 and 2014, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for the SampleMD patent in process at the time from an officer and shareholder in exchange for 300,000 shares of common stock to be granted at the discretion of the seller and 200,000 stock options, which expired in April 2015, that were valued at $360,000. The shares were valued on the grant date at $570,000 and have been recorded as a payable to the related party.

During the year ended December 31, 2015, WPP made a strategic investment in the Company and is a shareholder that owns approximately 20% of the shares of the Company. During 2015, we had billings of $420,503 to agencies that are part of the WPP group and recognized revenue of $178,855 related to those billings. As of December 31, 2015, we have receivables included in trade receivables on the balance sheet of $381,125 from WPP agencies and amounts due to WPP agencies included in revenue share payable of $37,803 as of December 31, 2015.

NOTE 9 – COMMON STOCK

The Company has 500,000,000 shares of common stock, $.001 par value per share, authorized as of December 31, 2015. There were 29,030,925 and 22,867,319 shares of common stock issued and outstanding at December 31, 2015 and 2014, respectively.

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

In 2014, the Company adopted a Director Compensation plan covering its independent non-employee Directors. A total of 50,000 shares, valued at $60,125, were granted and issued in 2015 in connection with this compensation plan. A total of 19,565 shares were granted in 2014 with a total value of $23,166. A total of 7,065 of these shares were issued in 2014 and the remaining 12,500 shares were included in stock payable at December 31, 2014 and issued in January 2015.

In February, 2015, we entered into a capital markets advisory agreement covering a one-year period, which called for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and were amortized to expense over the period of service. 45,000 of these shares were issued in March 2015. The agreement was terminated in July 2015, effective in August, and the remaining 45,000 shares were not issued. The total expense recognized was $56,250.

In June, 2015, we agreed to grant 197,605 fully vested shares of our common stock to two executive officers as bonuses. These shares have not been issued, but are recorded as stock payable and can be requested by the officers at any time.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 9 – COMMON STOCK (CONTINUED)

In September, 2015 we entered into a new capital markets advisory agreement covering a one-year period, which called for 90,000 shares of common stock to be issued as compensation. The first 45,000 shares were issued in September 2015 and valued at $41,400. These shares are being amortized over a six-month period. The agreement was cancelled in February 2016 and the remaining 45,000 shares will not be issued.

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

The Company used the net proceeds of the 2014 offering to exercise the securities redemption option agreement, as amended, with Vicis Capital Master Fund that provided the Company with an option to purchase all of the outstanding shares and derivative securities held by Vicis for total payment of $6,000,000. The shares and derivative securities included the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of common stock held by Vicis in the Company. The balance of the net proceeds was used for working capital purposes.

In January 2014, an officer exercised 500,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 500,000 warrants, 410,348 shares of common stock were issued. In October 2014, a consultant exercised 50,000 stock warrants using the cashless exercise feature included in the warrants. In exchange for the 50,000 warrants, 35,417 shares of common stock were issued.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 9 – COMMON STOCK (CONTINUED)

On June 10, 2013, the Company entered into a capital markets advisory agreement with Taglich Brothers, Inc. for various services. The agreement covered a one-year period and the Company agreed to issue 44,000 shares of common stock to Taglich over the term of the agreement. The shares were valued at $1.66, the closing price of the stock on the date of the agreement and were written off over the term of the agreement. The shares were issued in June 2014 upon expiration of the contract.

On September 20, 2013, the Company entered into a separation agreement that included post-employment consulting services with a former CEO of the Company. The Company agreed to issue 500,000 shares of common stock, 250,000 shares immediately and 250,000 by January 1, 2014. The shares were issued and the Company recognized the entire issuance in the December 31, 2013 shares outstanding. The shares were valued at $505,000 and $174,808 of that amount remained as deferred stock compensation as of December 31, 2013, but was fully amortized to expense in 2014.

NOTE 10 – PREFERRED STOCK

Series A Preferred

During the year ended December 31, 2008, 35 preferred shares were issued for $3,500,000. Issuance costs totaled $515,000 resulting in net proceeds of $2,985,000. The 35 shares were convertible into 3,500,000 shares of common stock and bore a 10% cumulative dividend. In addition, there was a warrant issued to purchase 6,000,000 shares of common stock at an exercise price of $2 for a period of seven years.

The holders of the preferred stock were entitled to semi-annual dividends payable on the stated value of the Series A preferred stock at a rate of 10% per annum, which was cumulative, and accrued daily from the issuance date. The dividends may be paid in cash or shares of the Company's common stock at management’s discretion. If after the conversion eligibility date, the market price for the common stock for any ten consecutive trading days in which the stock trades for over $2 per share and trading exceeds 100,000 shares per day, the preferred shareholders can be required to convert their shares to common stock. Each share of Series A preferred stock was convertible at the option of the holder into that number of shares of common stock of the Company at the stated value of such share at a $1 conversion price.

The holder could cause this conversion at the time the shares were eligible for resale by the holder. The conversion price was subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement. There was no conversion expiration date, however, the holder must provide 30 days notice for the registration of the conversion.

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

As described in greater detail in Note 9, all of the Series A Preferred shares were redeemed in 2014.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 10 – PREFERRED STOCK (CONTINUED)

Series B Preferred

During the year ended December 31, 2010, 15 preferred shares were issued for $1,500,000. The 15 shares were convertible into 1,000,000 shares of common stock and bore a 10% cumulative dividend. In addition, there was a warrant issued to purchase 3,000,000 shares of common stock at an exercise price of $3 for a period of seven years.

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

During the quarter ended September 30, 2011, 15 preferred shares were issued to an investor for $1,500,000. The 15 shares were convertible into 1,000,000 shares of common stock and bore a 10% cumulative dividend. In addition, there was a warrant issued to purchase 1,000,000 shares of common stock at an exercise price of $3 for a period of seven years. Based on the fair values of the preferred stock and common stock warrants on the issue date, $855,460 was allocated to preferred stock and $644,540 was allocated to the common stock warrants. See Note 12.

The holders of the preferred stock were entitled to semi-annual dividends payable on the stated value of the Series B preferred stock at a rate of 10% per annum, which was cumulative, and accrued daily from the issuance date. The dividends may be paid in cash or shares of the Company's common stock at management’s discretion. If after the conversion eligibility date, the market price for the common stock for any ten consecutive trading days in which the stock trades for over $2 per share and trading exceeds 100,000 shares per day, the preferred shareholders can be required to convert their shares to common stock. Each share of Series B preferred stock was convertible at the option of the holder into that number of shares of common stock of the Company at the stated value of such share at a $1.50 conversion price.

The holder could cause this conversion at the time the shares were eligible for resale by the holder. The conversion price was subject to adjustment as hereinafter provided, at any time, or from time to time upon the terms and in the manner hereinafter set forth in the shareholder agreement.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 11 – STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2013. A total of 1,500,000 shares were initially reserved for issuance under the Plan, of which 1,085,000 options have been granted and remain outstanding and 735,105 shares have been granted, but not issued. Of the shares granted but not issued, the Company has committed to retire 295,384 of those shares for cash. The Company has no remaining shares available to grant under the Plan, but intends to amend the Plan to increase the number of shares authorized.

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

The compensation cost that has been charged against income related to options for the years ended December 31, 2015 and 2014, was $253,358 and $272,804, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The Company had the following option activity during the years ended December 31, 2015 and 2014:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2014	1,180,000	$.97
Granted - 2014	387,500	1.73
Exercised - 2014	0	0
Expired – 2014	(260,000)	(0.39)
Balance, December 31, 2014	1,307,500	1.31
Granted – 2015	550,000	1.25
Exercised – 2015	0	0
Expired – 2015	(242,500)	(1.68)
Balance, December 31, 2015	1,615,000	$1.09

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 12 –WARRANTS

The Company has issued warrants, primarily in connection with capital raising activities. As discussed in Note 9, in 2015, we issued 240,444 warrants, with an exercise price of $0.7875 per share in connection with the strategic investment by WPP. As also discussed in Note 9, in 2014 we issued 804,139 warrants, with an exercise price of $1.20 per share, in connection with a $10 million equity raise, the proceeds of which were used to retire common stock, preferred, stock, and previously existing warrants.

The Company had the following warrants outstanding as of December 31, 2015:

Number of Warrants	Exercise Price	Expiration Date

1,000,000	$2.25	10/5/2017
50,000	$0.89	2/17/2016
804,139	$1.20	3/17/2019
240,444	$0.7875	9/24/2020

The Company had the following warrant activity during the years ended December 31, 2015 and 2014:

	Number of Warrants	Weighted average exercise price
Outstanding, January 1, 2014	11,750,000	$2.27
Granted	804,139	1.20
Exercised	(550,000	(0.35
Cancelled	(10,000,000	(2.40
Expired	(150,000)	(1.45)
Balance, December 31, 2014	1,854,139	1.69
Granted	240,444	0.7875
Balance, December 31, 2015	2,094,583	$1.65

NOTE 13 – OPERATING LEASES

The Company signed the lease for its current office space located in Rochester Michigan on December 1, 2011 at an approximate rent of $5,000 per month. The initial lease term was for three years with an option to renew for an additional two years at approximately $5,200 per month. The lease was renewed and now expires on November 30, 2016.

Minimum annual rent payments are as follows for the remainder term of the lease:

Year ended December 31, 2016	57,217
Total lease commitment	$57,217

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 14 – MAJOR CUSTOMERS

The Company had the following major customers that individually accounted for 10% or more of revenue in any one of the years presented

	2015	Percentage	2014	Percentage
Eli Lilly and Company	$1,409,720	20%	$1,270,064	20%
Alcon Laboratories, Inc.	958,653	13%	797,972	12%
Astellas Pharma US, Inc.	341,555	5%	772,320	12%
Daiichi Sanyko, Inc.	541,201	7%	644,702	10%
Pfizer	521,317	7%	628,741	10%
All other customers	3,448,232	48%	2,389,163	36%

Total	$7,220,678	100%	$6,502,962	100%

NOTE 15 – INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $9.1 million that expire from 2027 through 2035 that are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$202,000	$349,000
Permanent and Timing Differences (net)	(218,000)	(160,000)
Valuation allowance	16,000	(189,000)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$3,110,000	$3,126,000
Valuation allowance	(3,110,000)	(3,126,000)
Net deferred tax asset	$0	$0

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382 which limits the Company’s ability to utilize carry forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses. It is likely that the fundraising activities of 2014 and 2015 have resulted in such an ownership change.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is currently involved in the following legal proceedings.

In September, 2014, we initiated litigation against Shadron Stastney, our previous CEO, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction to prevent Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages in the amount of at least $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process and a dispositive motion has been filed by Mr. Stastney. We are in the process of preparing our response to the motion.

In March, 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC in the U.S. District Court in the Eastern District of Missouri related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 to resolve previous litigation with LDM. LDM breached its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. We are seeking enforcement of the settlement agreement and damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of LDM’s breach of the agreement.

In March, 2015, we also initiated litigation against PDR Network, LLC in the U.S. District Court in the District of New Jersey as a result of PDR’s breach of the Master Services Agreement between the parties requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties. We are seeking damages in an amount at least equal the amounts paid to date by us to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of PDR’s actions.

In May, 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice. In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We refiled the consolidated case against PDR Network and LDM group in State court in Missouri. The defendants filed a motion to dismissal of our claims except those for breach of contract. In January, the Court dismissed two of six claims asserted against LDM and PDR but allowed the remainder of our claims to continue forward. The parties are currently engaged in in the discovery process.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Separation benefits

In February 2016, the Company hired a new CEO. The previous CEO will terminate as an employee effective March 31, 2016, but remain non-executive chairman of the Board. In connection with his separation from service, he will receive severance pay of 24 months, totaling approximately $405,000 and the Company will redeem 595,384 unissued common shares owing to him for an additional payment of $720,415. This includes the 300,000 shares described in Note 8, related party transactions, and 295,384 shares currently reflected in stock payable on the balance sheet.

Allscripts Agreement

In 2015, we signed an amendment to our Allscripts agreement whereby we became its exclusive eCoupon supplier and Allscripts agreed to integrate our eCoupon functionality into its Touchworks platform. Under the terms of this agreement, we agreed to pay $900,000 in two installments. The first installment of $250,000 was due and paid in November 2015. The second installment of $650,000 is due when the e-Coupon functionality is launched on a widespread basis in the Touchworks platform, which is currently expected to be in early 2017. If e-Coupon functionality is not launched by February, 2018, the initial payment of $250,000 will be refunded.

NOTE 17 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December, 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was no expense under this plan in either 2014 or 2015, as the plan became effective in 2016.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

In February 2016, we made the payment of $720,415 described in more detail in Note 16 to redeem shares of stock due to our former CEO.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate information technology reporting systems to insure that accurate information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We have taken steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016. We have developed, and will continue to develop, analytical procedures and reports which help identify potential errors. In addition, we have hired a new CEO with an operational and technical background and we intend to continue to develop improvements to the reporting systems in our information technology systems. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2015.

Name	Age	Positions and Offices Held
David A. Harrell	49	Chairman, Director, Former Chief Executive Officer
William J. Febbo (1)	47	Chief Executive Officer
Terence J. Hamilton	50	VP of Sales and Director
Douglas Baker	59	Chief Financial Officer
Gus D. Halas	65	Director
Jack Pinney	59	Director
Lynn Vos	60	Director

(1)	Effective February 22, 2016 Mr. Febbo succeeded Mr. Harrell as CEO.

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David A. Harrell

Mr. Harrell founded the Company in January of 2006.  He became a director when the Company changed from a limited liability to a corporation in 2007. He has served as our Chairman since September 20, 2013, and our Chief Executive Officer from September 20, 2013 through February 21, 2016. Mr. Harrell was the Vice President of Development for Meridian Incorporated from 2003-2005 and, prior to that, had been Vice President of Sales and Marketing since 1999 at Advance Graphic Systems.  Mr. Harrell has spent two decades leading sales, marketing and business development units within the pharmaceutical and national retail industries. Prior to his work at Advance Graphic Systems, Mr. Harrell served for ten years at SmithKline Beecham, specializing in the managed markets healthcare segment.  As part of the Integrated Health Division, Mr. Harrell was responsible for contracting and achieving regional revenue growth for SmithKline Beecham's four business units: Pharmaceuticals, Consumer Health, Clinical Labs and Diversified Pharmaceutical Services (PBM). During his tenure with SmithKline Beecham, he was a recipient of numerous national awards and served as a member of the Division's Strategic Planning Committee. Mr. Harrell graduated from Oakland University with a Bachelor of Science in Business Administration.

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

William J. Febbo

Mr. Febbo joined the company as Chief Executive Officer on February 22, 2016. Mr. Febbo brings more than 18 years of experience in building and managing health services and financial businesses. Before joining our company, Mr. Febbo served as Chairman and Founder of Plexus, LLC, a payment processing business for medical professionals. From 2007 to 2015, he worked with Merriman Holdings, Inc., an investment banking firm. There he served as Chief Operating Officer and assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. From 2013 to 2015, he also worked with Digital Capital Network, Inc., which operated a transaction platform for institutional and accredited investors. There he served as Chief Executive Officer and Co-Founder and managed the day-to-day operations of the digital portal for institutional level investments. Prior to Merriman, Mr Febbo was CEO and co-founder of MedPanel, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries, which was eventually acquired by MCF Corporation.

Aside from that provided above, Mr. Febbo does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Lynn Vos

Ms. Vos has been chief executive officer of ghg | greyhealth group since 1994 and is a champion of using digital capabilities to improve the public health. Ms. Vos also serves on the board of nTelos Wireless, a NASDAQ listed company, the Jed Foundation, a leading nonprofit dedicated to protecting the emotional health of college students, and was a founding board member of MMRF, a pioneering cancer research foundation.

Ms. Vos brings extensive executive skills in digital marketing and communications in the healthcare industry to the Board.

Aside from that provided above, Ms. Vos does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Douglas Baker

Mr. Baker has served as our CFO since May 19, 2014. Mr. Baker is a Certified Public Account with a Master’s Degree in Business Administration. He has extensive business experience including 9 years in public accounting with Plante Moran, 4 years as CFO of a privately held printing company, 5 years in a variety of divisional financial roles at MascoTech, Inc., a Fortune 500 automotive supplier, and from 1996 to 2014 as Chief Financial Officer of Applied Nanotech Holdings, Inc., (“APNT”) a publicly held nanotechnology research and licensing company. Mr. Baker was also a member of the Board of Directors of APNT from 2006 through 2014. He is also currently Chairman of the Board of Total Health Care, Inc., a Detroit based Health Maintenance Organization and has been a member of that Board since 1987.

Aside from that provided above, Mr. Baker does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Directors

Our bylaws authorize no less than three (3) and no more than Seven (7) Directors unless changed by the Board of Directors. The Investor Rights Agreement we signed with WPP Luxembourg Gamma Three Sarl states that our Board of Directors shall consist of five (5) Directors. We currently have five (5) Directors.

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

For the fiscal year ending December 31, 2015, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2015 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015, other than the Form 3 for Director Vos which was filed late.

Code of Ethics

As of December 31, 2015, we had not adopted a Code of Ethics. We felt, until recently, the small number of individuals comprising our board and management did not warrant the adoption of a Code of Ethics. Now that we have expanded our board and our increasing the size of our organization, we intend to adopt a Code of Ethics in the near future at our next Board Meeting.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2015 and 2014.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
David A. Harrell	2015	201,508	75,000	73,509			350,017
Chairman, Chief Executive Officer, Chief Strategic Officer and Director	2014	183,750	100,000	394,969			678,719

Terence J. Hamilton	2015	165,000	60,000	110,264			335,264
VP of Sales and Director	2014	163,438	70,000	458,906			692,344

Douglas Baker	2015	143,750	60,000		10,668		214,418
CFO	2014	78,125			131,110		209,235

Narrative Disclosure to the Summary Compensation Table

On June 1, 2008, we entered into an employment agreement with Mr. Harrell to serve as our CEO. The agreement was amended on January 14, 2013 to account for his new positions as CSO and Vice Chairman. The terms of his compensation, was an annual salary of $144,000 with a 5% cost of living increase on each 12 month anniversary. Mr. Harrell was also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He was entitled to vacation and sick days, and other benefits included in the agreement. On March 18, 2010, we entered into an addendum to the employment agreement to increase his compensation to $152,004 annually.

On July 28, 2010, we amended Mr. Harrell’s employment agreement to include a covenant not to compete covering the term of employment and continuing for a period of two years thereafter. As a result of the same amendment, Mr. Harrell is entitled to severance payments if his employment terminated, with or without cause. Such payments would be due monthly at his then current salary rate for a period of 24 months following termination. On August 14, 2013, we further amended the employment agreement with Mr. Harrell. Pursuant to the terms and conditions of the Amendment to Employment Agreement with David Harrell:

●	Mr. Harrell will serve as Vice Chairman of the Board and Chief Strategy Officer of our company;

●	The term of Mr. Harrell’s employment shall be for one year, and shall automatically renew for each year thereafter unless terminated on thirty days’ notice before the end of the term; and

●	Mr. Harrell will earn a base salary of $183,750 per year;

On August 14, 2013 we granted restricted stock awards under our 2013 Incentive Plan. Mr. Harrell was awarded 121,875 shares of our common stock. The award vested in 2014 and was valued at $1.69 per share. Mr. Harrell was granted an additional restricted stock award of 100,000 shares under our 2013 Incentive Plan on January 9, 2014. This award was fully vested at the time of grant and was valued at $1.89 per share. In 2015, Mr. Harrell was awarded an additional 79,042 shares of restricted common stock, valued at $0.93 per share. All shares described in this paragraph remain unissued and are recorded as common stock payable at December 31, 2015.

On February 2, 2016, the Board of Directors approved termination of Mr. Harrell’s employment effective March 31, 2016 and termination of his role as CEO, effective February 21, 2016. In exchange Mr. Harrell will receive two years severance at his then current rate of $202,584, or a total of $405,176, to be paid monthly over a two year period. In addition, the Board approved an additional payout of $720,415 to retire 595,384 shares due and owing to Mr. Harrell, awarded in prior years, but not yet issued as of that date.

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

On July 28, 2010, we amended Mr. Hamilton’s employment agreement to include a covenant not to compete covering the term of employment and continuing for a period of one year thereafter. As a result of the same amendment, Mr. Hamilton is entitled to severance payments if he is terminated with or without cause. Such payments would be due monthly at his then current salary rate for a period of 12 months following termination. On August 14, 2013, we amended the employment agreement with Mr. Hamilton to increase his base salary to $157,500 per year.

On March 16, 2014, Mr. Hamilton’s salary was increased to a base salary of $165,000, and on February 1, 2016, his base salary was increased to $181,500, but no formal contract amendment was signed, in either instance.

On August 14, 2013 we granted restricted stock awards under our 2013 Incentive Plan. Mr. Hamilton was awarded 215,625 shares of our common stock. The award vested in 2014 and was valued at $1.69 per share. Mr. Hamilton was granted an additional restricted stock award of 50,000 shares under our 2013 Incentive Plan on January 9, 2014. This award was fully vested at the time of grant and was valued at $1.89 per share. In 2015, Mr. Hamilton was awarded an additional 118,563 shares of restricted common stock, valued at $0.93 per share. All shares described in this paragraph remain unissued and are recorded as common stock payable at December 31, 2015.

On May 12, 2014, we entered into an employment agreement with Mr. Baker, our Chief Financial Officer. Under the agreement, we agreed to compensate Mr. Baker $125,000 annually and we granted him options to purchase 100,000 shares of our common stock, with 50% vesting after one year and 50% vesting after two years of hire. The options were valued at 1.3111 per share, or a total of $131,110, for financial statement purposes using the Black-Scholes pricing model. Effective April 1, 2015, Mr. Baker’s salary was increased to an annual rate of $150,000, and effective February 1, 2016 to an annual rate of $165,000. During 2015, Mr. Baker was granted an additional 100,000 options that vest in 2017.

Mr. Baker is also eligible for additional quarterly and annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He is entitled to vacation and sick days, and other benefits included in the agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Harrell	46,850			$1.00	5/31/16

Douglas Baker	50,000	50,000		$1.05	5/19/19
	0	100,000		$1.05	6/24/20

Terry Hamilton	122,000			$1.00	5/31/16

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	25,000	11,827			21,813
Jack Pinney	25,000	11,315			20,894
Lynn Vos	-0-	-0-			-0-

Narrative Disclosure to the Director Compensation Table

Pursuant to our Director Compensation Plan, independent directors (“Outside Directors”) shall receive (a) a $25,000 annual cash retainer, payable in equal quarterly installments, and (b) reimbursement for expenses related to Board meeting attendance and any committee participation. Directors are expected to attend four meetings per year as well as spend an additional 10 – 20 hours per month on company matters. In addition, Outside Directors shall receive 25,000 shares of Common Stock, payable in equal quarterly installments, which shall vest immediately. Directors that are also employees of our company shall not receive additional compensation for serving on the Board. Both the cash retainer and stock awards are prorated for partial quarters of service when a new Director joins the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers and directors, known to us to beneficially own 5% or more of our outstanding common stock as of March 10. 2016. This information is based on public filings as of March 10, 2016. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class
Common	WPP PLC 27 Farm Street London, United Kingdom W1J 5RJ	6,011,106	20.7%
Common	Ronald L. Chez 55 East Monroe Street, Suite 3700 Chicago, IL 60603	2,721,976	9.4%
Common	Wolverine Flagship Fund Trading Limited 175 W Jackson Blvd, 3rd Flr Chicago, IL 60604	2,154,500	7.4%
Common	Harvey L. Poppel 110 El Mirasol Palm Beach, FL 33480	2,129,028	7.3%
Common	Goldman Capital Management, Inc. 767 Third Ave., 25th Floor New York, NY 10017	1,532,394	5.3%

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of our common stock as of March 10, 2016, by each director, each executive officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name(1)	Options Included in Beneficial Ownership (2)	Shares Related to Stock Awards and Note Payable (3)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

David A. Harrell	46,850	0	2,583,750	2,630,600	9.1%
William J. Febbo	0	0	9,433	9,433	*
Terence J. Hamilton	122,000	384,188	364,500	870,688	3.0%
Lynn Vos	0	0	0	0	*
James Brooks	0	0	0	0	*
Douglas P. Baker	50,000	0	20,000	70,000	*
Gus D. Halas	0	0	45,019	45,019	*
Jack Pinney	0	0	777,079	777,079	2.7%

All Executive Officers and Directors as a group (6 persons)	218,850	384,188	3,799,781	4,402,819	15.1%

*	Less than 1%
(1)	The address of each person named in this table is c/o OptimizeRx Corp., 400 Water Street, Suite 200, Rochester, MI 48307.
(2)	This column lists shares that are subject to options exercisable within sixty (60) days of March XX, 2016, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.
(3)	This column lists shares that are obtainable as result of stock awards for shares not yet issued or notes that are payable in stock as of March 10, 2015.

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

During the year ended December 31, 2015, WPP made a strategic investment in the Company and is a shareholder that owns approximately 20% of the shares of the Company. During 2015, we had billings of $420,503 to agencies that are part of the WPP group and recognized revenue of $178,855 related to those billings. As of December 31, 2015, we have receivables included in trade receivables on the balance sheet of $381,125 from WPP agencies and amounts due to WPP agencies included in revenue share payable of $37,803 as of December 31, 2015.

On September 24, 2015, we entered into an Investor Rights Agreement with WPP (the “Rights Agreement”), pursuant to which we agreed to the following:

●	Demand Registration Rights. We granted WPP registration rights for its shares and any securities acquired in connection with an Amended and Restated Co-Marketing Agreement (described below) after a period of two years.

●	Inspection Rights. So long as WPP owns not less than 25% of the shares, we granted WPP an annual right to inspect our books and records.

●	Observer Rights. So long as WPP owns not less than 25% of the shares, we will allow WPP to choose a representative to attend our board meetings as a nonvoting observer.

●	Board Seat. So long as WPP owns not less than 25% of the shares, we agreed to appoint a nominee of WPP as a member of our board of directors. We also agreed to a five member Board of Directors provided that it is not prohibited by the rules and regulations of an exchange that we trade on. We also agreed to enter into an indemnity agreement with the nominee.

●	Budget Review. So long as WPP owns not less than 25% of the shares, we agreed to review our budget plans with WPP’s nominee prior to submission to the Board of Directors, at the request of WPP.

●	Right of First Refusal. We agreed that, in the event that we propose to sell new securities, we will first offer such new securities to WPP.

●	Special Approval Matters. So long as WPP owns not less than 25% of the shares, and provided that it is not prohibited by the rules and regulations of an exchange that we trade on, we agreed that 80% Board approval will be required for certain decisions, including:

o	the incurrence of any indebtedness in excess of $1.5 million in the aggregate during any fiscal year

o	the sale, transfer or other disposition of all or substantially all of our assets;

o	the acquisition of any assets or properties (in one or more related transactions) for cash or otherwise for an amount in excess of $1.5 million in the aggregate during any fiscal year;

o	capital expenditures in excess of $1.5 million individually (or in the aggregate if related to an integrated program of activities) or in excess of $1.5 million in the aggregate during any fiscal year;

o	making, or permitting any subsidiary to make, loans to, investments in, or purchasing, or permitting any subsidiary to purchase, any stock or other securities in another corporation, joint venture, partnership or other entity;

o	the commencement or settlement of any lawsuit, arbitration or other legal proceeding related to our intellectual property or involving an amount in controversy greater than $1.5 million; and

o	the issuance of new securities, except for securities issued under an equity incentive plan and any issuance of common stock to vendors, advisors, financial institutions, suppliers or joint venturers that do not exceed, individually or in the aggregate 5% of our then issued and outstanding capital stock.

On September 24, 2015, we amended and restated an existing Co-Marketing Agreement with Grey Healthcare Group, LLC (“GHG”) an affiliate of WPP (the “Amended and Restated Co-Marketing Agreement”). The Amended and Restated Co-Marketing Agreement was amended to give the GHG the option to receive all or part of the compensation due under the agreement in shares of our common stock. Shares issuable under the Amended and Restated Co-Marketing Agreement will be issued to WPP or any other affiliate of GHG designated in writing by GHG at the following rates:

●	Until June 30, 2016, we will issue the number of shares of common stock equal to GHG’s share of net revenues received for sales of new services to GHG or Company clients (“GHG Net Revenues”) divided by $0.7875.

●	After June 30, 2016, we will issue the number of shares of common stock equal to the GHG Net Revenues divided by a price equal to 80% multiplied by the average trading price of one share of common stock during the 30 trading day period immediately prior to the date of the most recent statement of GHG Net Revenues set forth by the Company.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$36,000	$0	$3,000	$0
2014	$36,100	$0	$3,200	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[2]
3.3	Certificate of Designation, filed on September 5, 2008 with the Secretary of State of the State of Nevada by the Company[1]
3.4	Certificate of Designation, filed on June 3, 2010 with the Secretary of State of the State of Nevada by the Company[3]
10.1	Employment Agreement between the Company and Terry Hamilton, dated August 1, 2008[4]
10.2	Employment Agreement between the Company and David Harrell, dated June 1, 2008[4]
10.3	Employment Agreement Addendum between the Company and Terry Hamilton, dated March 18, 2010[4]
10.4	Employment Agreement Addendum between the Company and David Harrell, dated March 18, 2010[4]
10.5	Amendment to Employment Agreement between the Company and Terry Hamilton, dated July 28, 2010[5]
10.6	Amendment to Employment Agreement and David Harrell, dated July 28, 2010[5]
10.7	Amendment to Employment Agreement between the Company and Terry Hamilton, dated August 14, 2013[6]
10.8	Amendment to Employment Agreement between the Company and David Harrell, dated August 14, 2013[6]
10.9	Separation Agreement, dated September 20, 2013[7]
10.10	Securities Purchase Agreement[8]
10.11	Registration Rights Agreement[8]
10.12	Investor Agreement[8]
10.13	Warrant Agreement[9]
10.14	Warrant Agreement[9]
10.15	Employment Agreement between the Company and Douglas P. Baker, dated May 12, 2014[10]
10.16	Stock Purchase Agreement, dated September 24, 2015[11]
10.17	Investor Rights Agreement, dated September 24, 2015[11]
10.18	Indemnity Agreement, dated September 24, 2015[11]
10.19	Employment Agreement between the Company and James Brooks, dated December 4, 2015[12]
10.20	Employment Agreement between the Company and William Febbo, dated February 12, 2016[13]
21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

1 Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.

2 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 16, 2010.

3 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 11, 2010.

4 Incorporated by reference to the Form 10-K, filed by the Company with the Securities and Exchange Commission on March 31, 2010.

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

9 Incorporated by reference to the Form S-1/A filed by the Company with the Securities and Exchange Commission on May 12, 2014.

10 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 14, 2014.

11 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 30, 2015.

12 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 8, 2016.

13 Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 19, 2016.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo Chief Executive Officer, Principal Executive Officer
March 15, 2016

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Chairman and Director
Date:	March 15, 2016

By:	/s/ Lynn Vos
Lynn Vos
Title:	Director
Date:	March 15, 2016

By:	/s/ Terence J. Hamilton
Terence J. Hamilton
Title:	Vice President, Sales and Director
Date:	March 15, 2016

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Director
Date:	March 15, 2016

By:	/s/ Jack Pinney
Jack Pinney
Title:	Director
Date:	March 15, 2016

