Form 10-Q
period 2016-03-31
OptimizeRx Corp
filed 2016-05-09
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,077,660 common shares as of April 30, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited);
F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2016 and 2015 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$7,548,261	$8,207,565
Accounts receivable	2,340,765	2,847,450
Prepaid expenses	54,555	70,623
Total Current Assets	9,943,581	11,125,638
Property and equipment, net	23,076	10,239
Other Assets
Patent rights, net	817,239	832,884
Web development costs, net	308,812	340,470
Security deposit	5,049	5,049
Total Other Assets	1,131,100	1,178,403
TOTAL ASSETS	$11,097,757	$12,314,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$195,076	$212,191
Accounts payable - related party	-	570,000
Accrued expenses	8,090	6,983
Revenue share payable	1,502,816	2,355,608
Deferred revenue	845,226	227,002
Total Liabilities	2,551,208	3,371,784
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 29,043,425 and 29,030,925 shares issued and outstanding, respectively	29,043	29,031
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 65 shares issued and outstanding, respectively	-	-
Stock warrants	2,294,416	2,329,508
Additional paid-in-capital	32,631,226	32,185,499
Stock payable	663,670	1,132,148
Deferred stock compensation	-	(13,800)
Accumulated deficit	(27,071,806)	(26,719,890)
Total Stockholders' Equity	8,546,549	8,942,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,097,757	$12,314,280

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31
	2016	2015

NET REVENUE	$1,759,528	$1,487,553

COST OF SALES	892,793	756,440

GROSS MARGIN	866,735	731,113

OPERATING EXPENSES	1,228,564	842,610

LOSS FROM OPERATIONS	(361,829)	(111,497)

OTHER INCOME (EXPENSE)
Interest income	10,076	296
Interest Expense	(163)	-

TOTAL OTHER INCOME (EXPENSE)	9,913	296

LOSS BEFORE PROVISION FOR INCOME TAXES	(351,916)	(111,201)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(351,916)	$(111,201)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC AND DILUTED	29,030,925	22,897,819

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the three months Ended March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(351,916)	$(111,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,268	79,668
Stock and options issued for services	106,384	79,591
Changes in:
Accounts receivable	506,685	286,840
Prepaid expenses	16,068	(10,206)
Accounts payable	(380,115)	(37,241)
Revenue share payable	(852,792)	(339,459)
Accrued expenses	1,107	5,392
Deferred revenue	618,224	133,308
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(286,087)	86,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent rights	(1,295)	(3,042)
Equipment	(14,507)	-
Website site development costs	-	(19,800)
NET CASH USED IN INVESTING ACTIVITIES	(15,802)	(22,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock payable	(357,415)	-
NET CASH USED IN FINANCING ACTIVITIES	(357,415)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(659,304)	63,850
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,207,565	3,446,973
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,548,261	$3,510,823

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$163	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a technology solution company focused on the health care industry. Our objective is to bring better access to better care by leveraging our proprietary technology to provide on demand savings and clinical messaging within physicians’ and patients’ web based platforms, including Electronic Health Records, e-prescribing platforms, pharmacies and Patient Portals. Initially defined as a marketing and advertising company through its consumer website, OptimizeRx.com, we have matured as a technology solutions provider through our direct to physician solutions, which allows physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The OptimizeRx solution is integrated into the ePrescribing or Electronic Medical Records applications, but can also be accessed on their mobile device as well as an application on a prescriber’s desktop.

Our solutions provide health care institutions with an alternative option to the traditional inefficiencies and issues associated with storing and managing physical drug samples and pre-printed coupons and provides better access and affordability to patients to improve affordability, adherence, education and outcomes. In turn, we provide pharmaceutical manufacturers with both direct to consumer and direct to physician channels for more efficiently communicating and promoting their products and savings with a method of transparent return on investment.

The consolidated financial statements for the three month periods ended March 31, 2016 and 2015 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS EQUITY

As described in greater detail in Note 4, related party transactions, in February 2016, we made a one-time payment of $720,415 to our previous CEO in lieu of issuing shares owed to him from prior years. A portion of this payment, $357,415, was for 295,384 shares of common stock reflected in stock payable at December 31, 2015.

In March 2016, we issued 12,500 shares of common stock to Independent Directors in connection with our Director Compensation plan which calls for issuance of 6,250 shares per quarter to each Independent Director. These shares were valued at $13,125. In January 2015, we issued 12,500 shares of common stock to our Independent Directors in connection with the same compensation plan. Those shares were recorded as stock payable at December 31, 2014. In addition, we recorded an additional 12,500 shares, valued at $16,375 as stock payable at March 31, 2015 for shares to be issued in April 2015.

In February 2015, we entered into a capital markets advisory agreement covering a one year period, which calls for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and are being amortized to expense over the period of service. Of these shares, 45,000 were issued in March 2015, and the balance were issued in August 2015.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $79,459 and $53,841 in compensation expense in the periods ended March 31, 2016 and 2015, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year as well as options issued in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2016, after hiring a new CEO, we paid our previous CEO $720,415 in lieu of issuing him 595,384 shares of common stock based on the 50 day average price of $1.21 per share. A total of 295,384 of these shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015. The remaining 300,000 shares were due in connection with the purchase of a patent from the previous CEO in 2010. These shares were recorded as accounts payable – related party on the balance sheet at December 31, 2015. The difference between the value the shares were initially recorded at in 2010 and the amount they were redeemed at in 2016 was recorded as additional paid in capital.

Also, in April 2016, we and the previous CEO entered into a separation agreement and an 18 month consulting agreement, both of which we recently disclosed in a Form 8-K that we filed with the U.S. Securities and Exchange Commission. The consulting agreement set forth the terms of the previous CEO’s continued relationship with our company. He remained our employee through March 31, 2016 and the consulting agreement began April 1, 2016. Under the terms of the consulting agreement, he will receive a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also calls for total payments of $12,425 related to insurance benefits. The separation agreement and consulting agreement replace and supersede all previously disclosed payments related to his severance and board fees.

NOTE 5 – CONTINGENCIES

Litigation

The company is currently involved in the following legal proceedings.

In September, 2014, we initiated litigation against Shadron Stastney, our CEO from January to December 2013, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the non-registration of his shares. The parties are currently in the discovery process and a dispositive motion has been filed by Mr. Stastney. We are in the process of preparing our response to the motion.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

NOTE 5 – CONTINGENCIES (continued)

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

In May, 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice. In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We refiled the consolidated case against PDR Network and LDM group in State court in Missouri. The defendants have filed a motion to dismiss two of the four counts in the consolidated complaint. In January, 2016, the Court dismissed one of our four claims, but allowed the other three to continue forward. The parties are currently in the discovery process.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2016 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events described below.

In April 2016, we issued 34,235 shares of common stock in connection with the cashless exercise of an expiring option to purchase 100,000 shares of common stock previously granted to a consultant.

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

Overview

Company Highlights through April, 2016

1)	Our sales for the first three months of 2016 were approximately $1.76 million, an 18% increase over the same period in 2015.

2)	We hired an experienced Senior Vice President of Business Development to lead the expansion of our EHR network, as well as increase utilization of our existing network.

3)	We hired a new CEO to lead the Company in its next stage of growth.

4)	We sponsored the ePrescribe/EHR conference held in Philadelphia in March 2016, which generated significant leads for our sales force.

5)	We completed an agreement with TrialCard to co-market our joint capabilities.

6)	We implemented a CRM for our expanding direct sales team, multiple partnerships as well as EHR growth opportunities.

7)	Our partnerships with WPP is starting to show promise with the addition of XX new brands in our pipeline.

8)	We initiated a re-branding of our company to demonstrate our ability to bring financial and clinical messaging as well as brand support services, such as drug file integration and sale force training.

9)	We completed a full technology review and have kicked off several efforts to drive revenue growth with additional services for our existing clients. We expect those to be completed by Q3 2016.

10)	We announced our first partnership in the independent pharmacy space with RxWiki.

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We are actively engaged in discussions with several EHRs to integrate our technology into their platforms. We are also working extensively with our existing platforms to expand the reach of our eCoupon product to all of their providers, as well as increasing the utilization of the eCoupon functionality by their existing users.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase over last year.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

Our total revenue reported for the three months ended March 31, 2016 was approximately $1.76 million, an increase of 18% over the approximately $1.49 million from the same period in 2015. These increased revenues result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect quarter over quarter revenue increases for the balance of 2016.

Cost of Sales

Our cost of sales, composed of revenue share expense, increased over the same period in 2015 as a result of the revenue increases. Our revenue share expense as a percentage of revenue remained relatively constant at approximately 51% in both periods. We expect this percentage to gradually decrease in future quarters as we implement new channels with lower revenue share percentages and as we update our existing agreements to share third party costs, with a goal of a decrease of at least 5%.

Operating Expenses

Operating expenses increased from approximately $850,000 for the three month period ended March 31, 2015 to approximately $1.23 million for the same period in 2016, an increase of approximately 46%. The detail by major category is reflected in the table below.

	Three months ended March 31
	2016	2015

Salaries, Wages, & Benefits	$557,206	$395,199
Stock-based compensation	106,384	79,591
Professional Fees	179,278	73,420
Board Compensation	12,500	12,500
Investor Relations	28,019	25,962
Consultants	31,323	21,115
Advertising and Promotion	70,765	43,150
Depreciation and Amortization	50,268	79,668
Development and Maintenance	74,616	50,414
Office, Facility, and other	43,440	33,058
Travel	74,765	28,532
Total Operating Expense	$1,228,564	$842,610

The largest increases in operating expenses related to human resource costs and professional fees. Since the first quarter of 2015, we have hired a Vice President of Client Services, a Senior Vice President of Business Development, an additional Vice President of Sales, and a new CEO. The first quarter of 2016 includes an overlap period in the CEO position where our new CEO started in February and our previous CEO remained on the payroll until March 31. These new hires also resulted in increases in benefits, payroll taxes, and travel. Our professional fees increased significantly as a result of the litigation described in the footnotes to our financial statements. Both of our legal cases are in active periods and we expect to continue to incur significant costs related to the litigation.

We expect our overall operating expenses to continue to increase as we further implement our business plan and expand our operations.

Net Loss

Our net loss for the three months ended March 31, 2016 was approximately $350,000 as compared to a loss of approximately $110,000 during the same period in 2015. The reasons for specific components are discussed above. Overall, the increased margin resulting from the increased sales was offset by the increased operating expenses described above.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of approximately $9.9 million, compared with current liabilities of approximately $2.6 million, resulting in working capital of approximately $7.3 million and a current ratio of approximately 3.8 to 1, similar to the working capital of approximately $7.8 million and current ratio of 3.3 to 1 at December 31, 2015.

Our cash flow for the quarter ended March 31, 2016 was negatively impacted by a one-time payment of $720,415 to our previous CEO in lieu of issuance of approximately 595,000 common shares due to him from prior years. This payment impacts two sections of the statement of cash flows. As discussed in more detail below, a portion of these shares were reflected in accounts payable and payment of that portion affects cash flow from operations. The remaining portion was reflected in stock payable in the equity section and payment affected cash used in financing activities.

Following is a table with summary data from the consolidated statement of cash flows for the quarter ended March 31, 2016, as presented and after removing the effect of this payment.

	As presented	Adjusted to remove effect of one-time payment
Net cash provided by (used in) operating activities	$(286,087)	$76,913
Net cash used in investing activities	(15,802)	(15,802)
Net cash provided by (used in) financing activities	(357,415)	-
Net increase (decrease) in cash and cash equivalents	$(659,304)	$61,111

Our operating activities used approximately $286,000 in cash flow during the three months ended March 31, 2016, compared with cash generated of approximately $86,000 in the same period in 2015. This decrease resulted from the payment of $363,000 to our previous CEO to extinguish the accounts payable related to the purchase of a patent from the CEO in 2010. Excluding that one-time payment, we would have had positive cash flow from operations of approximately $76,000.

We used approximately $16,000 in investing activities in the three months ended March 31, 2016 compared with approximately $23,000 in the same period in 2015. These investment activities relate to improvements implemented in our SampleMD website, equipment purchases, and expansion of our patent portfolio.

We used approximately $357,000 in financing activities by retiring stock payable due to our previous CEO. These shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015.

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, however we consider our critical accounting policies to be those related to the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; (ii) inadequate communication channels from the Board of Directors to management; and (iii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K we have taken steps to enhance and improve the design of our internal controls over financial reporting. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel. We are continuing to upgrade and strengthen our technical systems to increase the reliability of information provided. We have hired a new CEO who plans to focus on improving our technical systems and controls. We also intend to establish procedures and have them in place by the third quarter of this year to insure that responsible members of management, or our SEC attorney, attend all Board meetings to insure information affecting the financial statements and financial statement disclosures is adequately disseminated.

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

In September, 2014, we initiated litigation against Shadron Stastney, our CEO from January 2013 to September 2013, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. Mr. Stastney alleged damages related to the non-registration of shares that he was granted as part of his separation agreement signed in September 2013. Under the terms of the contract we are not obligated to register the shares and we deny any obligation to do so. We have requested declarative relief from the court and also requested an injunction from the court preventing Mr. Stastney from continuing to pursue his claims. Mr. Stastney has filed a counterclaim requesting damages of $450,000 related to the nonregistration of his shares. The parties are currently in the discovery process and a dispositive motion has been filed by Mr. Stastney. We are in the process of preparing our response to the motion.

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

In May, 2015, we filed an amended complaint in the Missouri case to consolidate the two cases and withdrew the case against PDR Networks in the U.S. District Court in the District of New Jersey, without prejudice. In July, 2015, the U.S. District Court for the Eastern District of Missouri dismissed the case, citing lack of Federal jurisdiction in the matter. We refiled the consolidated case against PDR Network and LDM group in State court in Missouri. The defendants have filed a motion to dismiss two of the four counts in the consolidated complaint. In January, 2016, the Court dismissed one of our four claims, but allowed the other three to continue forward. The parties are currently in the discovery process.

Item 1A: Risk Factors

See risk factors included in our Annual Report on form 10-K for 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, we issued 12,500 shares of common stock to our independent directors in connection with our Director Compensation Plan.

In April 2016, we issued 34,235 shares of common stock in connection with the cashless exercise of an expiring option to purchase 100,000 shares of common stock previously granted to a consultant.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

As previously reported in a Form 8-K filed on February 19, 2016 (the “February 8-K”) with the Securities and Exchange Commission, our prior CEO, Mr. David Harrell, ended his employment with our company on March 31, 2016. We also reported the following in connection with his departure:

●	Mr. Harrell will remain on as our non-executive Chairman and member of our Board of Directors where, in these roles, he will receive 125% of director’s compensation;

●	Mr. Harrell will provide management consulting over the next twelve (12) months on matters of corporate strategies, strategic partnerships, product development and marketing for consulting hours of up to one hundred (100) hours per month;

●	Mr. Harrell will be entitled to severance pay for twenty four (24) months under his employment agreement; and

●	Mr. Harrell will be entitled to an additional payout of $720,415 to retire shares due and owing to him, awarded in prior years, but not yet issued.

After we filed the February 8-K, we and Mr. Harrell decided to revise the terms of his departure with our company. The terms of this new arrangement are formally stated in a set of agreements discussed below. Moreover, these agreements supersede the prior arrangement we had with Mr. Harrell, which we disclosed in the February 8-K.

On May 9, 2016, we entered into a Separation Agreement and Release with Mr. Harrell that grants us a standard release of employment claims in consideration for, among other things, the stock payout of $720,415 to Mr. Harrell. The agreement permits Mr. Harrell to revoke the agreement for a period of seven days, which will lapse on May 16, 2016, at which time, if not revoked, the separation agreement will become effective.

On the same date, we entered into a Corporate Consulting Agreement with Mr. Harrell that sets forth the terms his continued relationship with our company. He will remain our employee through May 31, 2016 and the Corporate Consulting Agreement is effective as of June 1, 2016. Under the terms of this agreement, Mr. Harrell will consult for our company for a period of 16 months and he will receive a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also calls for insurance benefits for seven months. Finally, the agreement contains a Consultant Confidentiality, Invention Assignment and Non-Compete Agreement that contains restrictive covenants that include a one year non-compete following the completion of Mr. Harrell’s 18 months of consulting, and an inventions assignment clause during the term of his consulting relationship.

The foregoing description of the Separation Agreement and Release, the Corporate Consulting Agreement and the Consultant Confidentiality, Invention Assignment and Non-Compete Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of these agreements filed as Exhibits 10.1, 10.2 and 10.3, respectively hereto, and incorporated herein by reference.

Effective May 5, 2016, we have appointed Mr. William Febbo as a member of our Board of Directors.

The employment history for Mr. Febbo is provided for in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016 (the “Annual Report”), which is incorporated herein by reference.

There are no family relationships among any of our current or former directors or executive officers.

Our newly-appointed officer has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years, except as described in our Annual Report and the February 8-K.

Effective May 5, 2016, Mr. Terry Hamilton resigned as a member of our Board of Directors. Mr. Hamilton’s resignation as a Director with our company was not the result of any disagreements with us regarding operations, policies, accounting practices or otherwise, but rather to make room on the board for Mr. Febbo. Mr. Hamilton will remain on as our Vice President of Sales.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1**	Separation Agreement and Release, by and between OptimizeRx Corp. and David Harrell
10.2**	Corporate Consulting Agreement, by and between OptimizeRx Corp. and David Harrell
10.3**	Consultant Confidentiality, Invention Assignment and Non-Compete Agreement, by and between OptimizeRx Corp. and David Harrell
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	May 9, 2016

By:	/s/ Will Febbo
Will Febbo
Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	May 9, 2016

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

