Form 10-Q
period 2016-06-30
OptimizeRx Corp
filed 2016-08-08
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,659,632 common shares as of August 5, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited)
F-3	Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2016 and 2015 (unaudited)
F-4	Notes to condensed consolidated financial statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

1

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$7,566,783	$8,207,565
Accounts receivable	2,108,884	2,847,450
Prepaid expenses	127,272	70,623
Total Current Assets	9,802,939	11,125,638
Property and equipment, net	26,365	10,239
Other Assets
Patent rights, net	806,272	832,884
Web development costs, net	355,618	340,470
Security deposit	5,049	5,049
Total Other Assets	1,166,939	1,178,403
TOTAL ASSETS	$10,996,243	$12,314,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$194,726	$212,191
Accounts payable - related party	-	570,000
Accrued expenses	167,999	6,983
Revenue share payable	1,811,033	2,355,608
Deferred revenue	667,249	227,002
Total Liabilities	2,841,007	3,371,784
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 29,262,944 and 29,030,925 shares issued and outstanding, respectively	29,263	29,031
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Stock warrants	2,294,416	2,329,508
Additional paid-in-capital	32,911,750	32,185,499
Stock payable	583,545	1,132,148
Deferred stock compensation	-	(13,800)
Accumulated deficit	(27,663,738)	(26,719,890)
Total Stockholders' Equity	8,155,236	8,942,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,996,243	$12,314,280

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET REVENUE	$1,913,299	$1,705,457	$3,672,828	$3,193,010

REVENUE SHARE EXPENSE	922,832	882,327	1,815,625	1,638,768

GROSS MARGIN	990,467	823,130	1,857,203	1,554,242

OPERATING EXPENSES	1,592,982	980,659	2,821,546	1,823,269

INCOME (LOSS) FROM OPERATIONS	(602,515)	(157,529)	(964,343)	(269,027)

OTHER INCOME (EXPENSE)
Interest income	10,582	304	20,658	601
Interest expense	-	-	(163)	-

TOTAL OTHER INCOME (EXPENSE)	10,582	304	20,495	601

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(591,933)	(157,225)	(943,848)	(268,426)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(591,933)	$(157,225)	$(943,848)	$(268,426)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING
BASIC	29,141,340	22,924,819	29,086,134	22,917,678
DILUTED	N/A	N/A	N/A	N/A

NET INCOME (LOSS) PER SHARE
BASIC	$(0.02)	$(0.01)	$(0.03)	$(0.01)
DILUTED	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the six months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(943,848)	$(268,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101,328	159,337
Stock and options issued for services	307,003	361,062
Changes in:
Accounts receivable	738,566	181,962
Prepaid expenses	(56,649)	(48,283)
Accounts payable	(380,465)	(28,189)
Revenue share payable	(544,575)	(311,766)
Accrued expenses	161,016	(15,608)
Deferred revenue	440,247	216,083
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(177,377)	246,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,809)	-
Patent rights	(7,268)	(4,517)
Website site development costs	(78,913)	(42,750)
NET CASH USED IN INVESTING ACTIVITIES	(105,990)	(47,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock payable	(357,415)	-
NET CASH USED IN FINANCING ACTIVITIES	(357,415)	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(640,782)	198,905
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,207,565	3,446,973
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,566,783	$3,645,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$163	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a technology solution company focused on the health care industry. Our objective is to bring better access to better care by leveraging our proprietary technology to provide on demand savings and clinical messaging within physicians’ and patients’ web based platforms, including Electronic Health Records, e-prescribing platforms, pharmacies and Patient Portals. Initially defined as a marketing and advertising company through our consumer website, OptimizeRx.com, we have matured as a technology solutions provider through our direct to physician solutions, which allows physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The OptimizeRx solution is integrated into the ePrescribing or Electronic Medical Records applications, but can also be accessed on a desktop computer, as well as most mobile devices.

Our solutions provide health care institutions with an alternative option to the traditional inefficiencies and issues associated with storing and managing physical drug samples and pre-printed coupons and provide better access and affordability to patients to improve affordability, adherence, education and outcomes. In turn, we provide pharmaceutical manufacturers with both direct-to-consumer and direct-to-physician channels for more efficiently communicating and promoting their products and savings with a method of transparent return on investment.

The consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015, have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in our consolidated financial statements for the prior period to conform to the presentation of our consolidated financial statements for the current period.

NOTE 2 – STOCKHOLDERS EQUITY

As described in greater detail in Note 4, related party transactions, in February 2016, we made a one-time payment of $720,415 to our previous CEO in lieu of issuing shares owed to him from prior years. A portion of this payment, $357,415, was for 295,384 shares of common stock reflected in stock payable at December 31, 2015.

In March 2016, we issued 12,500 shares of common stock to Independent Directors in connection with our Director Compensation plan which calls for the issuance of 6,250 shares per quarter to each Independent Director. These shares were valued at $13,125. In July 2016, we issued an additional 12,500 shares of common stock, valued at $14,375 that were reflected in stock payable at June 30, 2016.

In January 2015, we issued 12,500 shares of common stock to our Independent Directors in connection with the same compensation plan. Those shares were recorded as stock payable at December 31, 2014. In addition, we recorded an additional 12,500 shares, valued at $16,375, as stock payable at March 31, 2015 for shares that were issued in April 2015 and, finally, 12,500 shares, valued at $13,375, that were issued in June 2015.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 2 – STOCKHOLDERS EQUITY (CONTINUED)

In February 2015, we entered into a capital markets advisory agreement covering a one-year period, which calls for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and are being amortized to expense over the period of service. Of these shares, 45,000 were issued in March 2015, and the balance were issued in August 2015.

In June 2015, we agreed to grant 197,605 fully vested shares of our common stock to two executive officers as bonuses. These shares were not issued, but were recorded as stock payable and could be requested by the officers at any time. A total of 79,042 of these shares were redeemed in cash in February 2016, in lieu of issuing the shares and the remaining 118,563 shares remain in stock payable at June 30, 2016. We also issued 50,000 shares of common stock in June 2016 related to shares that were previously reflected in common stock payable. In addition, we issued 69,519 shares during the six-month period ended June 30, 2016 in connection with the cashless exercise of previous option grants that were approaching expiration.

We issued 100,000 shares of common stock, valued at $110,000, to Shadron Stastney in connection with the settlement of litigation described in greater detail in Note 5.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock-based compensation. We recorded $155,703 and $110,039 in compensation expense in the periods ended June 30, 2016 and 2015, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2016, after hiring a new CEO, we paid our previous CEO $720,415 in lieu of issuing him 595,384 shares of common stock based on the 50-day average price of $1.21 per share. A total of 295,384 of these shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015. The remaining 300,000 shares were due in connection with the purchase of a patent from the previous CEO in 2010. These shares were recorded as accounts payable – related party on the balance sheet at December 31, 2015. The difference between the value the shares were initially recorded at in 2010 and the amount they were redeemed at in 2016 was recorded as additional paid in capital.

Also, in April 2016, we and the previous CEO entered into a separation agreement and an 18-month consulting agreement, both of which we recently disclosed in a Form 8-K that we filed with the U.S. Securities and Exchange Commission. The consulting agreement set forth the terms of the previous CEO’s continued relationship with our company. He remained our employee through March 31, 2016 and the consulting agreement began April 1, 2016. Under the terms of the consulting agreement, he will receive a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also calls for total payments of $12,425 related to insurance benefits. The separation agreement and consulting agreement replace and supersede all previously disclosed payments related to his severance and board fees.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The company is currently involved in the following legal proceedings.

Commencing in September, 2014, we have been a party to a lawsuit involving our prior CEO, Shadron Stastney, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. On May 27, 2016, we settled the action. For a complete release of claims and dismissal of the action, we agreed to pay Mr. Stastney $50,000 and to issue him 100,000 shares of our common stock. We further agreed to register 133,333 of his existing shares with the Securities and Exchange Commission on Form S-1 by June 30, 2016. We have tendered Mr. Stastney the cash and shares and registered his shares in fulfillment of our settlement obligations.

In March, 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. In addition, our claims include PDR’s breach of the Master Services Agreement requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties. We are seeking enforcement of the agreements and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of LDM and PDR’s breach of the agreements.

The case is currently before the court in the State of Missouri. The defendants have filed a motion to dismiss two of the four counts in the consolidated complaint. In January, 2016, the Court dismissed one of our four claims, but allowed the other three to continue forward. The parties are currently in the discovery process.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2016 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events described below.

In July 2016, we issued 384,188 shares of our common stock to an unrelated investor and used the proceeds to retire a stock payable due to an executive officer.

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

Overview

Company Highlights through July, 2016

1)	Our sales for the first six months of 2016 were approximately $1.67 million, a 15% increase over the same period in 2015.
2)	Our sales for the second quarter ended June 30, 2016 were in excess of $1.9 million, an increase of 12% over the same quarter in 2015.
3)	We hired a new CEO to lead us in our next stage of growth.
4)	We hired an experienced Senior Vice President of Business Development to lead the expansion of our EHR network, as well as increase utilization of our existing network.
5)	We hired an experienced Senior Vice President of Product and Strategy to lead the expansion of our product line.
6)	We sponsored the ePrescribe/EHR conference held in Philadelphia in March 2016, which generated significant leads for our sales force.
7)	We completed an agreement with TrialCard to co-market our joint capabilities.
8)	We implemented a CRM for our expanding direct sales team, multiple partnerships as well as EHR growth opportunities.
9)	Our partnerships with WPP is starting to show promise with the addition of 17 new brands in our pipeline.
10)	We initiated a re-branding of our company to demonstrate our ability to bring financial and clinical messaging as well as brand support services, such as drug file integration and sale force training.
11)	We completed a full technology review and have kicked off several efforts to drive revenue growth with additional services for our existing clients. We expect those to be completed by Q3 2016.
12)	We announced our first partnership in the independent pharmacy space with RxWiki.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues

Our total revenue for the three months ended June 30, 2016 was approximately $1.9 million, an increase of 12% over the approximately $1.7 million from the same period in 2016. Our total revenue for the six months ended June 30, 2015 was approximately $3.7 million, an increase of 15% over the approximately $3.2 million from the same period in 2015. These increased revenues result from both increased pharmaceutical brands being promoted and expanded distribution channels. We expect continued quarter over quarter revenue increases for the balance of 2016.

Cost of Sales

Our cost of sales, comprised of revenue share expense, increased over the same period in 2015 as a result of the revenue increases. However, as a percentage of sales, cost of sales declined from 51.4% for the six months ended June 30, 2015 to 49.4% for the six months ended June 30, 2016. It also decreased from 51.7% for the quarter ended June 30, 2015 to 48.2% for the quarter ended June 30, 2016.

We expect this percentage to continue to gradually decrease in future quarters as we implement new channels with lower revenue share percentages and as we update our existing agreements to share third party costs, with a goal of a decrease of at least 5%.

Operating Expenses

Operating expenses increased from approximately $1.0 million for the three-month period ended June 30, 2015 to approximately $1.6 million for the same period in 2016. Operating expenses increased from approximately $1.8 million for the six-month period ended June 30, 2015 to approximately $2.8 for the same period in 2016. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Salaries, Wages, & Benefits	$773,231	$387,074	$1,330,437	$782,273
Stock-based compensation	90,619	281,471	197,003	361,062
Professional Fees	165,062	81,405	344,340	154,825
Board Compensation	12,500	12,500	25,000	25,000
Investor Relations	38,909	6,991	66,928	32;953
Consultants	42,513	8,698	73,836	29,813
Advertising and Promotion	78,368	-	149,133	37,150
Depreciation and Amortization	51,059	79,668	101,327	159,337
Development and Maintenance	72,796	56,445	147,412	106,860
Office, Facility, and other	49,028	32,233	92,460	71,290
Travel and Entertainment	58,897	34,174	133,662	62,706

Subtotal	1,432,982	980,659	2,661,546	1,823,269

Lawsuit settlement	160,000	-	160,000	-

Total Operating Expense	$1,592,982	$980,659	$2,821,546	$1,823,269

The largest increases in operating expenses related to human resource costs and professional fees intended to accelerate our growth. Since the second quarter of 2015, we have hired a Vice President of Client Services, a Senior Vice President of Business Development, a Senior Vice President of Product and Strategy, an additional Vice President of Sales, and a new CEO. The first six months of 2016 includes an overlap period in the CEO position where our new CEO started in February and our previous CEO remained on the payroll until March 31. These new hires also resulted in increases in benefits, payroll taxes, and travel. Our professional fees increased significantly as a result of the litigation described in the footnotes to our financial statements. Both of our legal cases were in active periods during the first six months of 2016. We settled the Stastney litigation in May 2016, which is the lawsuit settlement reflected in the table above. That will end the legal cost related to that litigation, however, we expect to continue to incur significant costs related to the ongoing PDR litigation.

We expect our overall operating expenses to continue to increase as we further implement our business plan and expand our operations.

Net Loss

Our net loss for the three months ended June 30, 2016 was approximately $592,000 as compared to a loss of approximately $157,000 during the same period in 2015. Our net loss for the six months ended June 30, 2016 was approximately $944,000 as compared to a loss of approximately $268,000 during the same period in 2015. The reasons for specific components are discussed above. Overall, the increased loss for the six-month period is primarily explained by the increase in operating expenses intended to accelerate growth.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of approximately $9.8 million, compared with current liabilities of approximately $2.8 million, resulting in working capital of approximately $7.0 million and a current ratio of approximately 3.5 to 1, slightly decreased from the working capital of approximately $7.8 million and current ratio of 3.3 to 1 at December 31, 2015.

Our cash flow for the six months ended June 30, 2016 was negatively impacted by a one-time payment of $720,415 to our previous CEO in lieu of issuance of approximately 595,000 common shares due to him from prior years. This payment impacts two sections of the statement of cash flows. As discussed in more detail below, a portion of these shares were reflected in accounts payable and payment of that portion affects cash flow from operations. The remaining portion was reflected in stock payable in the equity section and payment affected cash used in financing activities.

Following is a table with summary data from the consolidated statement of cash flows for the six-months ended June 30, 2016, as presented and after removing the effect of this payment.

	As presented	Adjusted to remove effect of one-time payment
Net cash provided by (used in) operating activities	$(177,377)	$185,623
Net cash used in investing activities	(105,990)	(105,990)
Net cash provided by (used in) financing activities	(357,415)	-

Net increase (decrease) in cash and cash equivalents	$(640,782)	$79,633

Our operating activities used approximately $177,000 in cash flow during the six months ended June 30, 2016, compared with cash generated of approximately $246,000 in the same period in 2015. This decrease resulted from the payment of $363,000 to our previous CEO to extinguish the accounts payable related to the purchase of a patent from the CEO in 2010. Excluding that one-time payment, we would have had positive cash flow from operations of approximately $186,000.

We used approximately $106,000 in investing activities in the six months ended June 30, 2016 compared with approximately $47,000 in the same period in 2015. These investment activities relate to improvements implemented in our SampleMD website, equipment purchases, and expansion of our patent portfolio.

We used approximately $357,000 in financing activities by retiring stock payable due to our previous CEO. These shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; (ii) inadequate communication channels from the Board of Directors to management; and (iii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K we have taken steps to enhance and improve the design of our internal controls over financial reporting. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel. We are continuing to upgrade and strengthen our technical systems to increase the reliability of information provided. We have hired a new CEO who plans to focus on improving our technical systems and controls. We also intend to establish procedures and have them in place by the third quarter of this year to ensure that responsible members of management, or our SEC attorney, attend all Board meetings to ensure that information affecting the financial statements and financial statement disclosures is adequately disseminated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Aside from the following, we are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Commencing in September, 2014, we have been a party to a lawsuit involving our prior CEO, Shadron Stastney, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. On May 27, 2016, we settled the action. For a complete release of claims and dismissal of the action, we agreed to pay Mr. Stastney $50,000 and to issue him 100,000 shares of our common stock. We further agreed to register 133,333 of his existing shares with the Securities and Exchange Commission on Form S-1 by June 30, 2016. We have tendered Mr. Stastney the cash and shares and registered his shares in fulfillment of our settlement obligations.

In March, 2015, we initiated litigation against LDM Group, LLC and PDR Network, LLC related to the breach by LDM, and PDR as successor, of the settlement agreement signed February 28, 2014 related to previous litigation with LDM. LDM has failed to live up to its obligations under the settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information required under the settlement agreement. In addition, our claims include PDR’s breach of the Master Services Agreement requiring PDR to exclusively use our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties. We are seeking enforcement of the agreements and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value as a result of LDM and PDR’s breach of the agreements.

The case is currently before the court in the State of Missouri. The defendants have filed a motion to dismiss two of the four counts in the consolidated complaint. In January, 2016, the Court dismissed one of our four claims, but allowed the other three to continue forward. The parties are currently in the discovery process.

Item 1A. Risk Factors

See risk factors included in the Company’s Annual Report on form 10-K for 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2016, we issued 34,235 shares of common stock in connection with the cashless exercise of an expiring option to purchase 100,000 shares of common stock previously granted to a consultant.

In May 2016 we issued 100,000 shares of common stock in connection with the settlement of litigation. Also, in May 2016, we issued 35,284 shares of common stock in connection with the cashless exercise of expiring options to employees, or former employees.

In June 2016, we issue 50,000 shares of common stock to a former employee related to shares granted in 2014, but previously not issued.

In July 2016, we issued 384,188 shares of our common stock to an unrelated investor and used the proceeds to retire a stock payable due to an executive officer.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: August 8, 2016

By:	/s/ Will Febbo
Will Febbo
Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date: August 8, 2016

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

