Form 10-Q
period 2016-09-30
OptimizeRx Corp
filed 2016-11-07
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,672,132 common shares as of November 4, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2016 and 2015 (unaudited);
F-4	Notes to condensed consolidated financial statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

1

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$7,574,638	$8,207,565
Accounts receivable	2,324,343	2,847,450
Prepaid expenses	102,759	70,623
Total Current Assets	10,001,740	11,125,638
Property and equipment, net	89,273	10,239
Other Assets
Patent rights, net	789,332	832,884,
Web development costs, net	376,011	340,470
Security deposit	5,049	5,049
Total Other Assets	1,170,392	1,178,403
TOTAL ASSETS	$11,261,405	$12,314,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$191,397	$212,191
Accounts payable - related party	-	570,000
Accrued expenses	42,402	6,983
Revenue share payable	2,220,703	2,355,608
Deferred revenue	766,107	227,002
Total Liabilities	3,220,609	3,371,784
Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 29,672,132 and 29,030,925 shares issued and outstanding, respectively	29,672	29,031
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Stock warrants	2,294,416	2,329,508
Additional paid-in-capital	33,623,051	32,185,499
Stock payable	-	1,132,148
Deferred stock compensation	-	(13,800)
Accumulated deficit	(27,906,343)	(26,719,890)
Total Stockholders' Equity	8,040,796	8,942,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,261,405	$12,314,280

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

NET REVENUE	$1,786,137	$2,007,409	$5,458,944	$5,200,419

REVENUE SHARE EXPENSE	723,396	1,044,415	2,539,021	2,683,183

GROSS MARGIN	1,062,741	962,994	2,919,924	2,517,236

OPERATING EXPENSES	1,311,959	875,425	4,133,505	2,698,694

INCOME (LOSS) FROM OPERATIONS	(249,218)	87,569	(1,213,582)	(181,458)

OTHER INCOME (EXPENSE)

Interest income	6,634	368	27,292	968
Interest expense	-	-	(163)	-

TOTAL OTHER INCOME (EXPENSE)	6,634	368	27,129	968

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(242,584)	87,937	(1,186,453)	(180,490)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(242,584)	$87,937	$(1,186,453)	$(180,490)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	29,433,846	23,259,837	29,374,319	23,060,787
DILUTED	N/A	24,348,551	N/A	N/A

NET INCOME (LOSS) PER SHARE
BASIC	$(0.01)	$0.00	$(0.04)	$(0.01)
DILUTED	N/A	0.00	N/A	N/A

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the nine months Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,186,453)	$(180,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	153,968	242,004
Stock and options issued for services	435,168	463,662
Changes in:
Accounts receivable	523,107	(639,723)
Prepaid expenses	(32,136)	(58,703)
Accounts payable	(383,794)	(25,448)
Revenue share payable	(134,905)	494,208
Accrued expenses	35,419	19,546
Deferred revenue	539,105	172,982
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(50,521)	488,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85,417)	(499)
Patent rights	(7,268)	(9,150)
Website site development costs	(132,306)	(97,399)
NET CASH USED IN INVESTING ACTIVITIES	(224,991)	(107,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	449,500	4,733,746
Equity issuance costs	-	(387,300)
Repurchase of common stock payable	(806,915)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(357,415)	4,346,446
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(632,927)	4,727,436
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,207,565	3,446,973
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,574,638	$8,174,409

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$163	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2016

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a technology solution company focused on the health care industry. Our objective is to innovate and connect to improve healthcare by leveraging our proprietary technology to provide on demand savings and clinical messaging within physicians’ and patients’ web based platforms, including Electronic Health Records, e-prescribing platforms, pharmacies and Patient Portals. Initially defined as a marketing and advertising company through our consumer website, OptimizeRx.com, we have matured as a technology solutions provider through our direct to physician solution, which allows physicians to automatically display and distribute financial messaging, composed of sample vouchers and/or copay coupons, and clinical messaging electronically within the ePrescription platform to physicians on behalf of their patients. The OptimizeRx solution is integrated into the ePrescribing or Electronic Medical Records applications, but can also be accessed on a desktop computer, as well as most mobile devices.

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

The consolidated financial statements for the three and nine month periods ended September 30, 2016 and 2015, have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in our consolidated financial statements for the prior period to conform to the presentation of our consolidated financial statements for the current period.

NOTE 2 – STOCKHOLDERS EQUITY

Our Director Compensation plan calls for the issuance of 6,250 shares of our common stock per quarter to each Independent Director. In connection with this plan, we issued 12,500 shares of our common stock in each of the months of March, July, and September 2016 that were valued at $13,125, $14,375, and $13,750, respectively, based on the fair market value at time of issuance.

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

In July 2016, we issued 384,118 shares of common stock to an unrelated party in a private transaction, the proceeds of which were used to redeem shares of common stock payable.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2016

NOTE 2 – STOCKHOLDERS EQUITY (CONTINUED)

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

In September 2015, we entered into a new capital markets advisory agreement covering a one year period, which calls for 90,000 shares of common stock to be issued as compensation. The first 45,000 shares were issued in September 2015 and valued at $41,400. These shares were amortized over the six month period ended February, 2016.

In September 2015, we entered into a securities purchase agreement pursuant to which we sold 6,011,106 shares of our common stock for $0.7875 per share, or gross proceeds of $4,733,746. The shares were issue to a subsidiary of WPP, the world’s largest marketing services company, as part of a strategic investment by WPP. Placement agents in the offering received commissions and expenses of $387,300, or approximately 8.2% of the gross proceeds. The net proceeds received were $4,346,446. Placement agents also received warrants to purchase up to 240,444 shares of our common stock with an exercise price of $0.7875 per share and a term of 5 years. The warrants were valued at $176,213 and have been recorded as equity issuance costs.

In June 2015, we agreed to grant 197,605 fully vested shares of our common stock to two executive officers as bonuses. These shares were not issued, but were recorded as stock payable and could be requested by the officers at any time. A total of 79,042 of these shares were redeemed in cash in February 2016, in lieu of issuing the shares and the remaining 118,563 were redeemed in July 2016. We also issued 50,000 shares of common stock in June 2016 related to shares that were previously reflected in common stock payable. In addition, we issued 69,519 shares during the nine-month period ended September 30, 2016 in connection with the cashless exercise of previous option grants that were approaching expiration.

As described in greater detail in Note 4, related party transactions, in February 2016, we made a one-time payment of $720,415 to our previous CEO in lieu of issuing shares owed to him from previous years. A portion of this payment, $357,415, was for 295,384 shares of common stock reflected in stock payable at December 31, 2015. In July 2016, we also made a one-time payment to our Senior Vice President of Sales of $449,500 to redeem 384,188 shares of common stock owing to him from 2014 and 2015 that were reflected in stock payable at December 31, 2015.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock-based compensation. We recorded $270,117 and $171,864 in compensation expense in the periods ended September 30, 2016 and 2015, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2016

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

In April 2016, we and the previous CEO entered into a separation agreement and an 18-month consulting agreement, both of which we disclosed in a Form 8-K that we filed with the Securities and Exchange Commission. The consulting agreement sets forth the terms of the previous CEO’s continued relationship with our company. He remained our employee through March 31, 2016 and the consulting relationship began April 1, 2016. Under the terms of the consulting agreement, he receives a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also calls for total payments of $12,425 related to insurance benefits. The separation agreement and consulting agreement replace and supersede all previously disclosed payments related to his severance and board fees.

In July 2016, we redeemed 384,118 shares of common stock owed to our Senior Vice President of Sales from stock grants awarded in 2014 and 2015, but not issued at the time of the grant. We redeemed these shares for a payment of $449,500.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The company has been involved in the following legal proceedings in 2016.

Commencing in September 2014, we have been a party to a lawsuit involving our prior CEO, Shadron Stastney, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. On May 27, 2016, we settled the action. For a complete release of claims and dismissal of the action, we agreed to pay Mr. Stastney $50,000 and to issue him 100,000 shares of our common stock. We further agreed to register 133,333 of his existing shares with the Securities and Exchange Commission on Form S-1 by June 30, 2016. We have tendered the cash and shares to Mr. Stastney and registered his shares in fulfillment of our settlement obligations.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to September 30, 2016 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Overview

Company Highlights for 2016 through October

1)	Our sales for the first nine months of 2016 were approximately $5.5 million, a 5% increase over the same period in 2015.
2)	Our sales for the third quarter ended September 30, 2016 were approximately $1.8 million.
3)	We hired a new CEO in February to lead us in our next stage of growth.
4)	We signed an agreement with Allscripts in September 2016 to promote and manage their LogRx messaging solution (displayed within their EHR). This has the effect of making us their exclusive LogRx partner and extends the point of care solutions that we can bring to the pharmaceutical and medical community to increase and diversify our revenue base. We expect this to have significant and material impact to our sales for 2017.
5)	We increased our personnel focused on expansion of our EHR network, as well as increasing utilization of our existing network.
6)	We assisted industry leading research companies to independently conduct studies and analyze our point of care promotional impact on prescribing and documented very high return on investment rates of up to 12:1 for our global pharmaceutical clients.
7)	We hired an experienced Senior Vice President of Product and Strategy to lead the expansion of our product line.
8)	We sponsored the ePrescribe/EHR conference held in Philadelphia in March 2016, which generated significant leads for our sales force.
9)	We completed an agreement with TrialCard to co-market our joint capabilities.
10)	We implemented a CRM for our expanding direct sales team, multiple partnerships as well as EHR growth opportunities.
11)	Our partnership with WPP is showing promise and beginning to accderate with the addition of new brands in our pipeline.
12)	We completed a re-branding of our company to demonstrate our ability to bring financial and clinical messaging as well as brand support services, such as drug file integration and sale force training.
13)	We launched our new website as part of our re-branding effort.
14)	We completed a full technology review and have kicked off several efforts to drive revenue growth with additional services for our existing clients.
15)	We announced our first partnership in the independent pharmacy space with RxWiki.

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

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of e-coupons will continue to increase in the fourth quarter.

Results of Operations for the Three and Nine Months September 30, 2016 and 2015

Revenues

Our total revenue for the three months ended September 30, 2016 was approximately $1.8 million, a decrease of 11% over the approximately $2.0 million from the same period in 2015. Our total revenue for the nine months ended September 30, 2016 was approximately $5.5 million, an increase of 5% over the $5.2 million from the same period in 2015. The decrease in revenues in the three months ended September 30, 2016 partially resulted from some brands being paused to perform ROI studies as well as other issues at our customers. We expect several of the brands to resume. We expect growth to resume in the fourth quarter of 2016 based on new brands being launched as well as a continued expansion of other areas of our business, as explained above in our company highlights.

Cost of Sales

Our cost of sales, comprised of revenue share expense, decreased over the same periods in 2015, primarily as a result of an overall improvement in our margin based on product mix. As a percentage of sales, cost of sales declined from 51.6% for the nine months ended September 30, 2015 to 46.5% for the nine months ended September 30, 2016. It also decreased from 52.0% for the quarter ended September 30, 2015 to 40.5% for the quarter ended September 30, 2016.

We expect this percentage to continue to decrease in future quarters from the nine-month levels as we implement new channels with lower revenue share percentages and as we update our existing agreements to share third party costs. The percentages for any particular quarter, however, can vary more widely as they are more heavily impacted by product mix within the quarter.

Operating Expenses

Operating expenses increased from approximately $0.9 million for the three months ended September 30, 2015 to approximately $1.3 million for the same period in 2016. Operating expenses increased from approximately $2.7 million for the nine months ended September 30, 2015 to approximately $4.1 million for the same period in 2016. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Salaries, Wages, & Benefits	$668,089	$403,596	$1,998,525	$1,186,163
Stock-based compensation	128,164	102,600	325,167	463,662
Professional Fees	81,117	94,789	425,457	249,614
Board Compensation	12,500	12,500	37,500	37,500
Investor Relations	13,979	20,301	80,907	53,255
Consultants	43,582	4,622	117,418	34,435
Advertising and Promotion	81,374	-	230,507	37,150
Depreciation and Amortization	52,640	82,668	153,967	242,005
Development and Maintenance	97,211	75,761	244,623	182,620
Office, Facility, and other	61,571	45,909	154,309	116,905
Travel and Entertainment	71,732	32,679	205,394	95,385

Subtotal	1,311,959	875,425	3,973,505	2,698,694

Lawsuit settlement	-	-	160,000	-

Total Operating Expense	$1,311,959	$875,425	$4,133,505	$2,698,694

The largest increases in operating expenses related to human resource costs and professional fees intended to accelerate our growth. Since the third quarter of 2015, we have hired a Vice President of Client Services, a Senior Vice President of Business Development, a Senior Vice President of Product and Strategy, two additional Vice Presidents of Sales, and a new CEO. The first nine months of 2016 included an overlap period in the CEO position where our new CEO started in February and our previous CEO remained on the payroll until March 31, where he now remains compensated as a consultant. These new hires also resulted in increases in benefits, payroll taxes, and travel. None of these costs are in either the comparable three or nine month periods of 2015. Our professional fees increased significantly as a result of the litigation described in the footnotes to our financial statements. Both of our legal cases were in active periods during the first six months of 2016. We settled the Stastney litigation in May 2016, which is the lawsuit settlement reflected in the table above. That will end the legal cost related to that litigation, however, we expect to continue to incur significant costs related to the ongoing PDR (now ConnectiveRx) litigation. We also incurred significantly higher marketing costs in the 2016 three and nine month periods as we focused on rebranding our company.

We expect our overall operating expenses to continue to increase as we further implement our business plan and expand our operations.

Net Loss

Our net loss for the three months ended September 30, 2016 was approximately $240,000 as compared to income of approximately $88,000 during the same period in 2015. Our net loss for the nine months ended September 30, 2016 was approximately $1.2 million as compared to a loss of approximately $181,000 during the same period in 2015. The reasons for specific components are discussed above. Overall, the increased loss for the nine months ended 2016 is primarily explained by the increase in operating expenses intended to accelerate growth, which is offsetting the increased gross margin generated by increasing revenues.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of approximately $10 million, compared with current liabilities of approximately $3.2 million, resulting in working capital of approximately $6.8 million and a current ratio of approximately 3.1 to 1, slightly decreased from the working capital of approximately $7.8 million and current ratio of 3.3 to 1 at December 31, 2015.

Our cash flow for the nine months ended September 30, 2016 was negatively impacted by a one-time payment of $720,415 to our previous CEO in lieu of issuance of approximately 595,000 common shares due to him from previous years. This payment impacts two sections of the statement of cash flows. As discussed in more detail below, a portion of these shares were reflected in accounts payable and payment of that portion affects cash flow from operations. The remaining portion was reflected in stock payable in the equity section and affects cash used in financing activities.

Following is a table with summary data from the consolidated statement of cash flows for the nine months ended September 30, 2016, as presented and after removing the effect of this payment.

	As presented	Adjusted to remove effect of one-time payment
Net cash provided by (used in) operating activities	$(50,521)	$312,479
Net cash used in investing activities	(224,991)	(224,991)
Net cash provided by (used in) financing activities	(357,415)	-

Net increase (decrease) in cash and cash equivalents	$(632,927)	$87,488

Our operating activities used approximately $50,000 in cash flow during the nine months ended September 30, 2016, compared with cash generated of approximately $488,000 in the same period in 2015. This decrease resulted from the payment of $363,000 to our previous CEO to extinguish the accounts payable related to the purchase of a patent from the CEO in 2010. Excluding that one-time payment, we would have had positive cash flow from operations of approximately $312,000.

We used approximately $225,000 in investing activities in the nine months ended September 30, 2016, compared with approximately $107,000 in the same period in 2015. These investment activities relate to improvements implemented in our SampleMD website, equipment purchases, and expansion of our patent portfolio.

We used approximately $357,000 in financing activities in the nine months ended September 30, 2016 by retiring stock payable due to our previous CEO. These shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015. We also retired shares due to our Senior Vice President of Sales, but also raised funds from an unrelated party by issuing shares to effectuate that transaction, so it had no net effect on financing activities.

We had net cash provided by financing activities of approximately $4.35 million in the nine months ended September 30, 2015. This cash provided resulted from the strategic investment by WPP. With our cash on hand, we have sufficient cash to operate our business and we do not anticipate the need to raise additional equity for operating purposes, however, we may consider strategic investments that would allow us to accelerate the growth of the business.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often resulting from the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, however we consider our critical accounting policies to be those related to the amount of revenue to be billed, the timing of revenue recognition, revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; (ii) inadequate communication channels from the Board of Directors to management; and (iii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K we have taken steps to enhance and improve the design of our internal controls over financial reporting. We will continue to establish procedures to mitigate the segregation of duties issues, but it is not possible to completely remediate the issue without hiring additional personnel. We are continuing to upgrade and strengthen our technical systems to increase the reliability of information provided. We have hired a new CEO who plans to focus on improving our technical systems and controls. We also intend to establish procedures and have them in place by the end of this year to ensure that responsible members of management, or our SEC attorney, attend all Board meetings to ensure that information affecting the financial statements and financial statement disclosures is adequately disseminated.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	November 7, 2016

	By:	/s/ Will Febbo
Will Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	November 7, 2016

	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

