Form 10-K
period 2016-12-31
OptimizeRx Corp
filed 2017-03-08
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $22,330,191

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,718,867 common shares as of March 1, 2017

PART I

Item 1. Business

Company Highlights For 2016

1)	Our sales for 2016 were $7.75 million, a 7.5% increase over 2015.

2)	Our sales for Q4 2016 were approximately $2.3 million, a 13% increase over the same period in 2015.

3)	In 2016, we distributed financial messages related to approximately 95 different brands and 25 of the leading pharmaceutical companies.

4)	We acquired all available messaging inventory in the Allscripts LogRx messaging platform for Q4 of 2016 and calendar 2017, effectively giving us exclusive sales rights and the opportunity to substantially increase our brand messaging revenue.

5)	We continue to integrate with WPP’s companies and saw a considerable increase in activity in Q4 of 2016. We expect this relationship to continue to help us expand into more manufacturers, brands and products, with activity related to approximately 25 brands in 2016.

6)	We expanded our leadership and support teams in 2016 and established a strong base to position ourselves for accelerated revenue growth in 2017 and beyond.

7)	We continued to acquire new pharmaceutical manufacturers and brands for distribution through our expanding channel partners, which include, Allscripts, Practice Fusion, Care360, DrFirst and others.

8)	We doubled our sales force from 2 to 4 in 2016 and added a 5th sales executive in January 2017 to accelerate revenue growth, brand expansion and new product sales.

9)	We continued to prove outstanding Returns on Investment associated with our pharmaceutical promotions through an independent analytics firm with multiple pharmaceutical brands that differentiates our programs as one of the most effective digital tactics available to pharmaceutical firms.

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well.

Pharmaceutical Sales and Marketing Updates

Our sales team continues to expand opportunities within existing clients and close opportunities with new clients. We are focused on adding additional brands for existing clients, expanding the utilization of our network for existing brands, and obtaining new clients.

Additionally, we are expanding our service offerings as follows:

●	Brand Messaging – we have successfully integrated our new platform with 2 partners and are currently testing. We expect revenue in the second half of 2017. Additionally, we expect our exclusive partnership with Allscripts that allows us to offer LogRx brand messaging to accelerate revenue growth in this area.

●	Brand Support/New Drug File Integration – we have designed a service to better insure that manufacturers’ brands are available in every ePrescribing platform available and we have incorporated this to an overall program related to launch brands that includes brand awareness messaging and financial messaging.

●	ePrescribe Training – we are pursuing opportunities to leverage our partnership with WPP/Grey to train representatives on understanding and leveraging EHR sales opportunities.

We are also continuing to ramp up our marketing efforts as follows:

●	Held multiple meetings, including some initiated and arranged by pharmaceutical companies, to bring on new Health Systems/ePrescribe Platforms.

●	Spoke at Coupon and Co-Pay Off-set Strategies Conference.

●	Spoke at multiple conferences in 2016, including the Liolios 5th annual Gateway conference and the 28th annual Roth Investor conference.

●	Sponsored the 4th Annual ePrescribe/EHR Pharmaceutical Conference.

With the growth of both the number of our pharmaceutical brands and our distribution network, we expect that our distribution of financial messages will continue to increase substantially in 2017.

Operational Update

In 2017, in addition to expanding our existing network, we plan to intensively focus on increasing physician utilization of our partner networks. We continue to work individually with each of our partners based on their particular situation to improve workflow to increase coupon utilization by those providers that have access, obtain access for those prescribers that currently do not have financial messaging access, and increase overall revenue derived from each channel. We believe there is significant revenue growth available within our existing brands by better utilizing our existing partner networks, in addition to the revenue growth provided by new brands and new network partners.

We signed an agreement in 2015 with Allscripts to become their exclusive provider of financial messaging and to obtain access to their Touchworks EHR product, which is used primarily by large health systems. We expect financial messaging activity to commence within Touchworks in the first quarter of 2017 and to continue to ramp up throughout the year. We expect this launch to have a significant impact on our revenue growth.

Technology Updates

To support our growth, we have migrated our platform to Oracle database software. Our system can manage up to 1 million rules and return the appropriate content within 1 second. This allows unsurpassed response time to avoid delays, and gives us the ability to meet the upcoming accelerated revenue growth that we expect.

We have developed our own proprietary brand messaging system that will expand our ability to deliver key clinical messages in addition to financial support and plan to integrate this within EHRs that currently do not offer this valued product to their providers. We are currently testing this system with our first partner and expect to launch this messaging system in the first half of 2017 and then expand to other channels as well.

Summary

Despite the lengthy sales cycle involved in creating this new financial messaging market, we remain very excited about our core financial messaging business and expect to significantly accelerate revenue growth in 2017 with the launch of additional channels, brands and products. We expect our active network to grow substantially in 2017.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

●	Financial Messaging – Our integrated financial messaging platform is a revolutionary virtual "Patient Support Center" that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems to search, print or electronically dispense directly to patients and a national network of pharmacies. Our platform eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings provided to their patients. Today, almost 60% of doctors’ offices ban or limit drug representatives and the samples they offer. Although samples are still valuable, many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

●	Brand Messaging – Our brand messaging services include a variety of brand awareness and clinical messaging services that can be tailored to meet the needs of a brand. These messages can include brand awareness messages, reminder ads, clinical messages, and unbranded messages that can be targeted by specialty, diagnostic code, and other criteria. Brand messaging is highly complementary to our core financial messaging product. Historically, we have sold brand messaging based on specific products offered by our EHR partners, but we have developed our own proprietary brand messaging system and expect to roll that product out in 2017. We have also purchased all available 2017 inventory from Allscripts for its LogRx brand messaging product. We believe brand messaging represents a significant growth opportunity for us.

●	Brand Support – Our brand support is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their products. Our services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists manufactures in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but represents a significant growth opportunity for us.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness in the market. As previously discussed, we continue to actively participate in industry and partner events such as exlPharma and the ACE – Allscripts Users Conference, as well as having taken a lead sponsor position in the CBInet eRx and EHR conferences in March of 2016. We are also the named sponsor of the March 2017 conference. During the course of the year, we also initiated and delivered successful email marketing campaigns, which generated viable leads for our sales force.

In 2016, we completed an update of our corporate branding including updating our website and marketing materials.

We also continue to focus on the expansion of our strategic partnership with WPP/Grey Health Group, a leading agency within the healthcare marketplace, which included a significant investment by an affiliated entity of WPP in 2015. We plan to continue to increase our marketing efforts with all of our strategic partners, as we intend to continue to promote our platform primarily through the following:

●	Industry and Partner Events;
●	Email Campaigns;
●	Internet Marketing;
●	Public Relations Campaigns;
●	Physician Offices;
●	Direct to Consumer Marketing;
●	Trade Media Advertising;
●	Pharmacy Partners;
●	Physician Organizations and Associations; and
●	Strategic Relationships.

Competition

Our platform competes in the highly competitive pharmaceutical and healthcare digital marketing industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks. Our financial messaging offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion.

Despite these overall competitors, we do not have major competition in our specific portion of the financial messaging market. We have been experiencing a growing list of potential partners whom either have content that they want to deliver through our distribution engine and network, or whom have complementary technology and want to integrate our solution as a channel partner, expanding our reach to clinicians. The primary direct competitors in our space of the market are ConnectiveRx and Aptus Health. However, we believe our breadth of brands offered, extensive list of pharmaceutical clients, and the vast reach of our network give us a substantial advantage and allow us to achieve a dominant position in the marketplace.

Intellectual Property

In 2012, we were awarded a patent for our innovative solution (US Patent No. 8,341,015). This award was a result of our extensive research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients.

We use a nationally ranked intellectual property law firm to further expand and protect our intellectual property. Through them, we have filed two additional patents on our technology. We believe our current and expanding IP will allow us to continue being the leader in this rapidly growing space. We stand ready to prepare additional filings, as necessary, to protect our intellectual property on any forthcoming solutions that will further assist and support physicians, pharmacists and patients.

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

Employees

As of December 31, 2016, we had 19 full-time employees and 1 part-time employee, in addition to contracted programmers, as needed, through our established relationship with Simple eSolutions, a technical and programming resources partner.

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

Our failure to obtain, retain or attract additional customers could prevent us from successfully executing our business plan.

We currently work with many leading pharmaceutical companies, including Pfizer, Eli Lilly, Actavis, AstraZeneca, Alcon, Daiichi Sankyo, Novartis, Novo Nordisk, Valeant, Shire, and others. Our failure to retain existing customers or expand with new customers could negatively impact our business.

We are dependent on a concentrated group of customers.

Our revenues are concentrated in approximately 25 customers, primarily large pharmaceutical manufacturers and large advertising agencies. Loss of one or more of our larger customers could have a significant negative impact on our operating results. Our two largest customers represented 12% and 6% of our sales in 2016, respectively.

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

We are reliant upon our contracts with leading electronic prescribing platforms, including Allscripts, Dr. First, Quest Diagnostics, Practice Fusion, and others. Such arrangements subject us to a number of risks, including the following:

●	our contract partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contact obligations to us;
●	legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our partners and may lead to lengthy and expensive litigation or arbitration;
●	significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to satisfy obligations under any such arrangement; and
●	a partner could terminate the partnership arrangement, which could negatively impact our ability to sell our products and achieve revenues.

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

We have completed the development and migration of our on-demand, rule based content delivery platform. Attracting and retaining users of our portals requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services for those portals. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients. The costs of development of these enhancements may negatively impact our ability to achieve profitability.

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

Developments in the healthcare industry could adversely affect our business.

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

Because we are embroiled in various lawsuits from time to time with uncertain consequences, the outcome of potential judgments may negatively affect our financial condition and results of operations.

We are currently involved in litigation and other disputes, as described in Part I, Item 3 of this annual report. As we continue to grow, we can expect to have to deal with lawsuits that affect our business. Lawsuits are uncertain and involve a substantial degree of risk. If we are unable to successfully prosecute or defend these actions, our financial condition and results of operations could suffer.

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

Our business is subject to changing regulation of corporate governance and public disclosure.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

●	technological innovations or new products and services by us or our competitors;
●	government regulation of our products and services;
●	the establishment of partnerships with other healthcare companies;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	operating results below or exceeding expectations;
●	whether we achieve profits or not;
●	loss or addition of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 400 Water Street, Suite 200, Rochester, Michigan 48307.

We initially signed the lease for our current office space on December 1, 2011. That lease expired on November 30, 2016 and we signed a new lease covering the same space. The new lease is a three-year lease beginning December 1, 2016, with options for up to an additional 6 years. The rent is payable monthly at rates of $6,232, $6,308, and $6,384 per month for years 1, 2, and 3 of the lease, respectively. The monthly rates for the option years range from $6,384 per month to $6,688 per month for the option years 4 through 9 of the lease. If we fail to exercise our option for option years 4 and 5, a lease termination payment of $7,300 will be due at the end of the initial 3-year term.

We also have a short-term lease on shared office space in Cambridge Massachusetts expiring May 31, 2017. The lease is a nine-month lease calling for six monthly payments of $2,997 and three free months.

We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

In March, 2015, we initiated litigation in federal court against LDM Group, LLC and PDR Network, LLC. That action was dismissed and later re-initiated in Missouri state court. Our claims are related to the breach by LDM of the settlement agreement signed February 28, 2014 to resolve previous litigation with LDM. Following execution of that agreement, LDM failed to live up to its obligations under that settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information on a timely basis or at all as required under the settlement agreement. In addition, our claims include PDR’s breach of the Master Services Agreement requiring PDR’s exclusive use of our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties. We are also claiming that LDM and PDR entered a civil conspiracy to violate their respective agreements with us. We are seeking enforcement of the agreements and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value.

The parties are currently in the discovery process.

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

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	1.34	1.10
September 30, 2015	1.28	0.76
June 30, 2015	1.73	0.81
March 31, 2015	1.59	0.98

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	1.14	0.71
September 30, 2016	1.20	1.00
June 30, 2016	1.20	0.95
March 31, 2016	1.24	0.89

Quarter Ended March 31, 2017 (through March 1, 2017)	0.83	$0.66

On March 1, 2017, the last sales price per share of our common stock was $0.70.

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

Holders of Our Common Stock

As of March 1, 2017, we had 29,718,867 shares of our common stock issued and outstanding, held by approximately 325 shareholders of record at our transfer agent, with approximately 1,000 additional shareholders holding our shares in street name.

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

Equity Compensation Plans as of December 31, 2016

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2013 Equity Compensation Plan	3,095,000	$1.12	855,000
Other Equity Compensation (includes options and warrants)	2,069,583	$1.67	–
Total	5,164,583	$1.41	855,000

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In December, 2016, we issued 12,500 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in the fourth quarter of 2015.

In 2016, we issued 236,213 shares of restricted common stock in connection with the cashless exercise of stock options.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

Our total revenue reported for the year ended December 31, 2016 was approximately $7.75 million, an increase of 7% from the year ended December 31, 2015. We expect revenue growth to accelerate in 2017 as a result of the foundations laid in 2016.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 25 pharmaceutical companies as customers. We have been focusing our efforts on expanding both our customer base and our product offerings and are becoming less dependent on any one customer. In 2015, approximately 32% of our revenues came from our two largest customers, while in 2016 only approximately 18% of our revenues came from those same two customers.

Cost of Sales

Our total cost of sales, composed primarily of revenue share expense, decreased in the year ended December 31, 2016, from the year ended December 31, 2015 primarily as a result of the product mix. In addition, revenue share expense as a percentage of revenue in 2016 decreased from 2015 from approximately 50% in the year ended December 31, 2015 to approximately 44% in the year ended December 31, 2016.

This decrease in revenue share expense as a percentage of revenue results from a combination of factors, including product mix whereby a larger percentage of overall revenues are not subject to revenue share. In addition, we have signed revenue share agreements with new partners that have the effect of lowering the revenue share percentage, as well as amending certain existing agreements to obtain the same result. We expect revenue share expense as a percentage of revenue in 2017 to continue at levels similar to that of 2016, or even increase slightly, because we expect growth to accelerate in those revenue categories subject to revenue share expense. However, we expect to continue our efforts to lower the revenue share percentages in our agreements. In addition, our comarketing agreement with WPP requires us to pay revenue share to WPP agencies on new brands secured for us by those agencies. If we successfully expand revenue through the WPP relationship, our revenue share percentage will increase.

Operating Expenses

Operating expenses increased to approximately $5.9 million for the year ended December 31, 2016 from approximately $4.2 million for the year ended December 31, 2015, an increase of approximately 41%. The detail by major category is reflected in the table below.

	Years Ended December 31
	2016	2015

Salaries, Wages, & Benefits	$2,919,809	$1,788,471
Professional Fees	576,995	397,566
Board Compensation	50,000	50,000
Investor Relations	127,082	80,618
Consultants	213,535	66,985
Advertising and Promotion	296,997	47,927
Depreciation and Amortization	235,284	333,950
Development and Maintenance	398,396	540,371
Office, Facility, and other	214,776	151,826
Travel	279,403	157,062

Subtotal	5,312,277	3,614,776

Stock-based compensation	559,301	581,106
Lawsuit settlement	50,000	-

Total Operating Expense	$5,921,578	$4,195,882

The main reasons for the overall increase in operating expenses in 2016 was our focus on staffing and scaling our company to focus on, and be able to support, accelerated revenue growth.

Within the operating expenses, there were a variety of increases, the largest of which was in salaries, wages and benefits as a result of additional staff in 2016, including related benefits. During 2016, we hired a new CEO, a senior VP of strategy and development, two new VPs of sales, as well as additional supporting positons. Incentive compensation also increased. While bonuses for executive officers in 2016 were similar to, or lower than in 2015, we expanded our incentive compensation programs to cover all staff. We expect compensation expense to increase in 2017 as both the result of the full year impact of 2016 additions, as well as new hires in 2017 to support the expected accelerated revenue growth as it materializes. However, we expect the increase in compensation expense in 2017 to be less than the increase in 2016.

Professional fees increased as a result of the litigation in process, primarily related to the PDR/LDM lawsuit. We expect a continued similar level of professional fees in 2017 as a result of the ongoing level of activity on our litigation. Advertising and promotion increased as a result of our efforts in rebranding of our company, including updating our marketing materials and website. Since much of that was a one-time cost, we expect advertising and promotion costs to decrease in 2017, however, we still plan an increased focus on marketing as compared with years prior to 2016.

Development and maintenance of our technology in 2016 decreased from the 2015 level because 2015 included a $250,000 development payment to Allscripts for integration into the Allscripts Touchworks platform. Leaving that payment aside, development and maintenance increased by about 33% as a result of the expansion of our system capacity and capabilities and the move to a more robust Oracle database late in 2015. We expect development and maintenance to increase in 2017 as we continue to expand or product line and capabilities. Depreciation and amortization decreased in 2016 from the 2015 levels because the initial software development capitalized in early years became fully depreciated in 2015. Other increases in operating expenses generally increased as a result of the increased staffing levels.

Net Loss

We finished the year ended December 31, 2016 with a loss of approximately $1.5 million, as compared to a loss of approximately $600,000 during the year ended December 31, 2015. The reasons for specific components are discussed above. Overall, we had an increase in revenue and resulting gross margin offset by increased operating expenses to support future growth. In addition, the loss in both periods included significant noncash items. We had approximately $600,000 of stock based compensation in both years and approximately $235,000 of depreciation in 2016 and approximately $235,000 in 2015.

Quarterly Financial Information

Following is our quarterly operating results for 2016 for information purposes.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$1,759,528	$1,913,299	$1,786,137	$2,292,498	$7,751,462

Revenue Share Expense	892,793	922,832	723,396	872,375	3,411,396

Gross Profit	866,735	990,467	1,062,741	1,420,123	4,340,066

Operating Expenses	1,228,726	1,592,982	1,311,959	1,787,911	5,921,578

Income (Loss) from Operations	(361,991)	(602,515)	(249,218)	(367,788)	(1,581,512)

Other income	10,076	10,582	6,633	15,018	42,309

Loss before Taxes	(351,915)	(591,933)	(242,585)	(352,770)	(1,539,203)

Provision for Taxes	-0-	-0-	-0-	-0-	-0-

Net Income (Loss)	(351,915)	(591,933)	(242,585)	(352,770)	(1,539,203)

Loss per share
Basic and Diluted	(0.01)	(0.02)	(0.01)	(0.01)	(0.05)

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of approximately $10.2 million, compared with current liabilities of approximately $3.7 million, resulting in working capital of approximately $6.5 million and a current ratio of approximately 2.8 to 1. This compares with the working capital balance of approximately $7.7 million and the current ratio of 3.3 to 1 at December 31, 2015. This decrease in working capital, as discussed in more detail below, is primarily the result of the payout to our previous CEO as well as cash used in investing activities.

Our cash flow for the year ended December 31, 2016 was negatively impacted by a one-time payment of $720,415 to our previous CEO in lieu of issuance of approximately 595,000 common shares due to him from previous years. This payment impacts two sections of the statement of cash flows. As discussed in more detail below, a portion of these shares were reflected in accounts payable and payment of that portion affects cash flow from operations. The remaining portion was reflected in stock payable in the equity section and affects cash used in financing activities.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2016, as presented and after removing the effect of this payment.

	As presented	Adjusted to remove effect of one-time payment
Net cash used in operating activities	$(465,965)	$(102,965)
Net cash used in investing activities	(349,538)	(349,538)
Net cash used in financing activities	(357,415)	-

Net decrease in cash and cash equivalents	$(1,172,918)	$(452.503)

Our operating activities used approximately $465,000 in the year ended December 31, 2016 as comparted with approximately $500,000 provided by operating activities in the year ended December 31, 2015. The majority of the cash used in operations in 2016 related to a payment to our previous CEO. We had an accounts payable recorded at $570,000 to the previous CEO payable in 300,000 shares of common stock. We paid $363,000 in full settlement of the liability in cash in lieu of issuing shares. The difference between the amount paid and the amount recorded was charged to additional paid in capital.

We used approximately $350,000 in investing activities in the year ended December 31, 2016 compared with about $100,000 in the year ended December 31, 2015. These investment activities relate to improvements being implemented in our software platform, protection and expansion of our patent portfolio, and upgrade of our office facilities and computers. These items represent important components of our business strategy moving forward.

Financing activities provided approximately $4.3 million in the year ended December 31, 2015, resulting from the strategic investment of approximately $4.7 million by WPP, net of costs associated with the investment. Financing activities used approximately $357,000 during the year ended December 31, 2016. This results from the previously mentioned payment to our previous CEO. In addition to the accounts payable related party, we also owed shares for previous stock grants. A total payment of approximately $720,000 was made to the previous CEO in 2016, with $363,000 affecting cash flow from operations and $357,000 reflected as cash flow from financing activities. With our cash on hand, we have sufficient cash to operate our business for more than the next twelve months and we do not anticipate the need to raise additional equity for operating purposes.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, however we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of December 31, 2016 and 2015;

F-3	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;

F-4	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2015;

F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2016;

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

F-7	Notes to Consolidated Financial Statements

KLJ & Associates, LLP

5201 Eden Ave.

Suite 300

Edina, MN 55436

Office: 630-277-2330

Fax: 763-592-8238

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

OptimizeRx Corporation

Rochester, MI

To Whom It May Concern:

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation as of December 31, 2016 and 2015 and the results of their operations and their cash flows for years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

Sincerely,

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 8, 2017

OPTIMIZERx CORPORATION

Consolidated Balance Sheets as of

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$7,034,647	$8,207,565
Accounts receivable	3,060,396	2,847,450
Prepaid expenses	80,820	70,623
Total Current Assets	10,175,863	11,125,638
Property and equipment, net	173,649	10,239
Other Assets
Patent rights, net	772,394	832,884
Web development costs, net	351,804	340,470
Security deposit	5,049	5,049
Total Other Assets	1,129,247	1,178,403
TOTAL ASSETS	$11,478,759	$12,314,280
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$369,214	$212,191
Accounts payable - related party	-	570,000
Accrued expenses	288,268	6,983
Revenue share payable	2,622,517	2,355,608
Deferred revenue	386,581	227,002
Total Liabilities	3,666,580	3,371,784
Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no issued and outstanding at December 31, 2016 and 2015,	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 29,718,867 and 29,030,925 shares issued and outstanding at December 31, 2016 and 2015, respectively	29,719	29,031
Stock warrants	2,294,416	2,329,508
Additional paid-in-capital	33,747,137	32,185,499
Stock Payable	-	1,132,148
Deferred stock compensation	-	(13,800)
Accumulated deficit	(28,259,093)	(26,719,890)
Total Stockholders' Equity	7,812,179	8,942,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,478,759	$12,314,280

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations for the Years

Ended December 31, 2016 and 2015

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2016	2015

NET REVENUE	$7,751,462	$7,220,678
REVENUE SHARE EXPENSE	3,411,396	3,622,203
GROSS MARGIN	4,340,066	3,598,475
EXPENSES
Operating expenses
Stock-based compensation	559,301	581,106
Depreciation and amortization	235,284	333,950
Lawsuit settlement	50,000	-
Other operating expenses	5,076,993	3,280,826
Total Operating expenses	5,921,578	4,195,882
LOSS FROM OPERATIONS	(1,581,512)	(597,407)
OTHER INCOME
Interest income	42,309	2,267
Interest expense	-	-
TOTAL OTHER INCOME	42,309	2,267
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,539,203)	(595,140)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,539,203)	$(595,140)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	29,707,918	24,562,438
NET LOSS PER SHARE: BASIC (no separate per share amount shown for diluted because loss is antidilutive)	$(0.05)	$(0.02)

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

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2016

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock	Additional Paid-in	Stock	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Payable	Compensation	Deficit	Equity
Balance, December 31, 2015	-0-	$-0-	29,030,925	$29,031	$2,329,508	$32,185,499	$1,132,168	$(13,800)	$(26,719,890)	$8,942,496
Issuance of stock options to employees						384,126				384,126
Issuance of common stock:
for services			50,000	50		51,325				51,375
for cash			384,188	384		449,116				449,500
for options			103,754	104		(104)				-0-
for litigation settlement			100,000	100		109,900				110,000
Issue shares for stock payable			50,000	50		94,450	(94,500)			-0-
Shares payable redeemed for cash						437,733	(1,037,648)			(599,915)
Expiration of Warrants					(35,092)	35,092				-0-
Expense consulting services								13,800		13,800
Net loss for the year									(1,539,203)	(1,539,203)
Balance, December 31, 2016	-0-	$-0-	29,718,867	$29,719	$2,294,416	$33,747,137	$-0-	$-0-	$(28,259,093)	$7,812,179

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2016 and 2015

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,539,203)	$(595,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	235,284	333,950
Loss on disposal of assets	-0-	31,731
Stock options issued for services	384,126	253,358
Stock-based compensation	175,175	327,748
Changes in:
Accounts receivable	(212,946)	(747,069)
Prepaid expenses	(10,197)	(42,530)
Accounts payable	(205,977)	11,819
Revenue share payable	266,909	852,847
Accrued expenses	281,285	(18,476)
Deferred revenue	159,579	106,872
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(465,965)	515,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(178,434)	(2,046)
Patent rights	(7,268)	(1,519)
Web development costs	(163,836)	(97,399)
NET CASH USED IN INVESTING ACTIVITIES	(349,538)	(100,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	449,500	4,346,446
Redemption of common and preferred stock	(806,915)	-0-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(357,415)	4,346,446
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,172,918)	4,760,592
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,207,565	3,446,973
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,034,647	$8,207,565
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-0-	$-0-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – NATURE OF BUSINESS

OptimizeRx Corporation is a technology solutions company serving the healthcare industry by aggregating pharma services for the electronic health records (“EHR”) industry. Our objective is to bring better solutions to better healthcare outcomes through connecting patients, physicians and pharmaceutical manufacturers through technology. We are a technology solutions provider with a direct to physician solution through our EHR partners. Our platform allows physicians to search, print and send available sample trial vouchers and/or co-pay coupons on behalf of their patients. Our solution is integrated into the physician’s ePrescribing or EHR applications, but can also be a stand-alone desktop application. OptimizeRx solutions provide pharmaceutical manufacturers a direct to physician channel for communicating and promoting their products. It allows healthcare providers a means to provide sampling and coupons without having to physically store samples on site, and it provides better access and affordability to patients.

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

DECEMBER 31, 2016

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $0 for each of the years ended December 31, 2016 and 2015. The allowance for doubtful accounts was $0 as of both December 31, 2016 and 2015.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Capital assets are being depreciated over their estimated useful lives of three to seven years using the straight-line method of depreciation for book purposes.

Revenue Recognition and Revenue Share Expense

Revenue is recognized when it is earned. Revenues are primarily generated from our content delivery activities in which we deliver financial messaging through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), or from reselling services that complement our business for other of our partners.

We recognize setup fees that are required for integrating client offerings and campaigns into our rule-based content delivery system and network upon completion of the setup when the client’s campaign is ready to launch within our system. As the messaging is distributed through our platform and network of channel partners (a transaction), these transactions are recorded and revenue is recognized at the time of distribution. Revenue for transactions can be realized based on a price per distribution, a price per redemption, or as a flat fee over a period of time, depending on the client contract. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue.

In some instances, we also resell products and or services that are available through our channel partners on a commission basis, and that are complementary to our core business and client base. In these instances, net revenue is recognized based on the commission based revenue split that the Company receives. In instances where we resell services and have all financial risk and significant operation input and risk, we record the revenue gross.

Based on the volume of transactions that are delivered through our channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue share to ConnectiveRx (formerly LDM/PDR) as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated or $0.37 per financial message distributed. The contractual amount due to our channel partners is recorded as an expense at the time the eCoupon is distributed.

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

DECEMBER 31, 2016

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

	2016	2015

Expected dividend yield	0%	0%
Risk free interest rate	0.86%-1.15%	0.24%-0.93%
Expected option term	4.5 years	2.5 - 3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	91% - 99%	67% - 85%

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. OptimizeRx’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

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

DECEMBER 31, 2016

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Insurance	$43,608	$30,623
Rent	7,212	-0-
Legal	30,000	40,000
Total prepaid expenses	$80,820	$70,623

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Computer equipment	$66,433	$21,565
Furniture and fixtures	132,905	11,088
Subtotal	199,338	32,653
Accumulated depreciation	(25,689)	(22,414)
Property and equipment, net	$173,649	$10,239

Depreciation expense was $22,414 and $4,620 for the years ended December 31, 2016 and 2015, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 5 – WEB-BASED TECHNOLOGY

The Company has capitalized costs in developing its technology, which consisted of the following as of December 31, 2016 and 2015:

	2016	2015
OptimizeRx consumer web-based technology	$154,133	$154,133
OptimizeRx EHR integrated technology	1,304,230	1,140,394
Subtotal	1,458,363	1,294,527
Accumulated amortization	(1,106,559)	(954,057)
Web-based technology, net	$351,804	$340,470

Amortization is recorded using the straight-line method over a period of up to five years. All remaining carrying value at December 31, 2015 and 2016 relates to the EHR integrated technology. Amortization expense for the technology costs was $152,502 and $261,572 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 – PATENT AND TRADEMARKS

On April 26, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent from the former CEO of the Company in exchange for 300,000 shares of common stock to be granted at the discretion of the seller and 200,000 stock options, valued at $360,000. The shares were valued on the grant date at $570,000 and were recorded as a payable to the related party. The obligation to deliver those shares was redeemed in 2016 for a cash payment of $363,000.

The Company has capitalized costs in purchasing and defending its patent, which consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	172,457	172,457
New patents and trademarks	65,738	58,469
Accumulated amortization	(395,801)	(328,042)
Patent rights and intangible assets, net	$772,394	$832,884

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $67,758 for both of the years ended December 31, 2016 and 2015.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $386,581 and $227,002 as of December 31, 2016 and 2015, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for 300,000 shares of common stock to be granted at the discretion of the seller and 200,000 stock options, valued at $360,000, which expired in April 2015. The shares were valued on the grant date at $570,000 and were recorded as a payable to the related party. In 2016 the obligation to issue those shares was redeemed for a payment of $363,000 in cash.

During the year ended December 31, 2015, WPP made a strategic investment in the Company and is a shareholder that owns approximately 20% of the shares of the Company.

During 2016, we had billings of $2,613,942 to agencies that are part of the WPP group and recognized revenue of $1,542,411 related to those billings. As of December 31, 2016, we have receivables included in trade receivables on the balance sheet of $1,108,585 from WPP agencies and amounts due to WPP agencies included in revenue share payable of $127,458 as of December 31, 2016. In addition, we purchased of $190,686 from WPP agencies in 2016 and had amounts owed related to those services of $12,600 in accounts payable at December 31, 2016.

During 2015, we had billings of $420,503 to agencies that are part of the WPP group and recognized revenue of $178,855 related to those billings. As of December 31, 2015, we have receivables included in trade receivables on the balance sheet of $381,125 from WPP agencies and amounts due to WPP agencies included in revenue share payable of $37,803 as of December 31, 2015.

NOTE 9 – PREFERRED STOCK

The Company has 10,000,000 shares of preferred stock, $.001 par value per share, authorized as of December 31, 2016. There were no shares outstanding at any time during the periods covered by these financial statements.

NOTE 10 – COMMON STOCK

The Company had 500,000,000 shares of common stock, $.001 par value per share, authorized as of December 31, 2016. There were 29,718,867 and 29,030,925 shares of common stock issued and outstanding at December 31, 2016 and 2015, respectively.

In July 2016, we issued 384,118 shares of common stock to an unrelated party in a private transaction, the proceeds of which were used to redeem shares of common stock payable to an executive officer.

The Company has a Director Compensation plan covering its independent non-employee Directors. A total of 50,000 shares were granted and issued in each of the years ended December 31, 2016 and 2015 in connection with this compensation plan. These shares were valued at $51,375 and $60,125, respectively.

The Company issued 100,000 shares of common stock, valued at $110,000, to Shadron Stastney in connection with the settlement of litigation described in greater detail in Note 16.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 10 – COMMON STOCK (CONTINUED)

The Company issued 103,754 shares of common stock in 2016 in connection with the cashless exercise of stock options granted in prior years that were about to expire in 2016.

In February, 2015, the Company entered into a capital markets advisory agreement covering a one-year period, which called for 90,000 shares of common stock to be issued as compensation. These shares were valued at $112,500 and were amortized to expense over the period of service. 45,000 of these shares were issued in March 2015. The agreement was terminated in July 2015, effective in August, and the remaining 45,000 shares were not issued. The total expense recognized was $56,250.

In June, 2015, the Company agreed to grant 197,605 fully vested shares of its common stock to two executive officers as bonuses. These shares were not issued at the time, but were recorded as stock payable. The obligation to issue these shares was redeemed for cash in 2016 for a total payment of $232,602.

In September, 2015, the Company entered into a new capital markets advisory agreement covering a one-year period, which called for 90,000 shares of common stock to be issued as compensation. The first 45,000 shares were issued in September 2015 and valued at $41,400. These shares were amortized over a six-month period. The agreement was cancelled in February 2016 and the remaining 45,000 shares were not issued.

In February 2014, the Company agreed to grant 337,500 shares of common stock, half of which vested immediately and half of which vested in August 2014, to two executive officers as bonuses based on their efforts to recapitalize the Company. Stock-based compensation related to these bonuses of $570,375 was recorded during the year ended December 31, 2014. These shares were not issued at the time and were recorded as stock payable. The obligation to issue these shares was redeemed in 2016 for cash payments of $397,038. Also in 2014, as part of a capital raise, the Company agreed to grant 200,000 shares of common stock to three executive officers. The shares were part of an equity raise and the issuance was recorded as part of equity issuance costs, so no expense was recorded. In 2016, a total of 150,000 of those shares were redeemed for a cash payment of $177,275 and the remaining 50,000 shares were issued to a former executive officer.

In September, 2015, the Company entered into a securities purchase agreement pursuant to which the Company sold 6,011,106 shares of its common stock for $0.7875 per share, or gross proceeds of $4,733,746. The shares were issue to a subsidiary of WPP, the world’s largest marketing services company, as part of a strategic investment by WPP. Placement agents in the offering received commissions and expenses of $387,300, or approximately 8.2% of the gross proceeds. The net proceeds received were $4,346,446. Placement agents also received warrants to purchase up to 240,444 shares of our common stock with an exercise price of $0.7875 per share and a term of 5 years. The warrants were valued at $176,213 and have been recorded as equity issuance costs.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 11 – STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2013. A total of 1,500,000 shares were initially reserved for issuance under the Plan. The Plan was amended in 2016 to increase the authorized shares to 4,000,000 shares. A total of 3,095,000 options have been granted and remain outstanding at December 31, 2016. In addition, a total of 735,105 restricted shares were granted in 2014 and 2015, but not issued at the time. A total 685,015 of these shares were redeemed for cash in 2016 and 50,000 of these shares were issued in 2016. As of December 31, 2016, the Company has no remaining restricted shares owed. The Company has 855,000 shares available to grant under the Plan at December 31, 2016.

The Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation right, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Board or Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and may be exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the Plan.

Prior to establishment of the Plan, the Board granted options under terms similar to those described in the preceding paragraphs. A total of 25,000 options are outstanding at December 31, 2016 that were granted prior to the establishment of the 2013 Plan.

The compensation cost that has been charged against income related to options for the years ended December 31, 2016 and 2015, was $384,126 and $253,358, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The Company had the following option activity during the years ended December 31, 2016 and 2015:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2015	1,307,500	$1.31
Granted - 2015	550,000	1.25
Exercised - 2015	0	0
Expired – 2015	(242,500)	(1.68)
Balance, December 31, 2015	1,615,000	1.09
Granted – 2016	2,040,000	1.09
Exercised – 2016	(485,000)	0.89
Expired – 2016	(50,000)	(1.08)
Balance, December 31, 2016	3,120,000	$1.12

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 12 – WARRANTS

The Company has issued warrants to purchase common stock, primarily in connection with capital raising activities. As discussed in Note 10, in 2015, the Company issued warrants to purchase 240,444 shares of common stock, with an exercise price of $0.7875 per share in connection with the strategic investment by WPP.

The Company had the following warrants outstanding as of December 31, 2016:

Number of Shares Underlying Warrants	Exercise Price	Expiration Date

1,000,000	$2.25	10/5/2017
804,139	$1.20	3/17/2019
240,444	$0.7875	9/24/2020

The Company had the following warrant activity during the years ended December 31, 2016 and 2015:

	Number of Shares Underlying Warrants	Weighted average exercise price
Outstanding, January 1, 2015	1,854,139	$1.69
Granted	240,444	0.7875
Expired	-	-
Balance, December 31, 2015	2,094,583	1.65
Granted	-	-
Expired	(50,000)	0.89
Balance, December 31, 2016	2,044,583	$1.67

NOTE 13 – OPERATING LEASES

The Company initially signed the lease for its current office space located in Rochester Michigan on December 1, 2011. That lease expired November 30, 2016 and the Company signed a new lease for the same space. The new lease is a three-year lease beginning December 1, 2016, with options for up to an additional 6 years. The rent is payable monthly at rates of $6,232, $6,308, and $6,384 per month for years 1, 2, and 3 of the lease, respectively. The monthly rates for the option years range from $6,384 per month to $6,688 per month for the option years 4 through 9 of the lease. If the Company fails to exercise its option for option years 4 and 5, a least termination payment of $7,300 will be due at the end of the initial 3-year term.

The Company also has a short-term lease on shared office space in Cambridge Massachusetts expiring May 31, 2017. The lease is a nine-month lease calling for six monthly payments of $2,997 and three free months.

Minimum annual rent payments are as follows for the remaining term of the leases:

Year ended December 31:
2017	$77,857
2018	75,772
2019	70,224
Total lease commitment	$223,853

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 14 – MAJOR CUSTOMERS

The Company had the following major customers that individually accounted for 10% or more of revenue in any one of the years presented:

 `

	2016	Percentage	2015	Percentage
Customer A	$899,299	12%	$1,409,720	20%
Customer B	449,322	6%	958,653	12%

Total Revenues	$7,751,462	100%	7,220,678	100%

NOTE 15 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $9.1 million that expire from 2027 through 2036 that are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Federal income tax benefit attributable to:
Current operations	$523,000	$202,000
Permanent and Timing Differences (net)	133,000	(218,000)
Valuation allowance	(656,000)	16,000
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$3,766,000	$3,110,000
Valuation allowance	(3,766,000)	(3,110,000)
Net deferred tax asset	$0	$0

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382 which limits the Company’s ability to utilize carry forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses. It is likely that fundraising activities have resulted in such an ownership change.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is currently involved in the following legal proceedings.

Commencing in September 2014, we were a party to a lawsuit involving our prior CEO, Shadron Stastney, in the U.S. District Court in the Eastern District of Michigan as a result of a dispute related to his separation agreement. On May 27, 2016, we settled the action. For a complete release of claims and dismissal of the action, we agreed to pay Mr. Stastney $50,000 and to issue him 100,000 shares of our common stock. We further agreed to register 133,333 of his existing shares with the Securities and Exchange Commission on Form S-1 by June 30, 2016. We have tendered to Mr. Stastney the cash and shares and registered his shares in fulfillment of our settlement obligations.

In March, 2015, we initiated litigation in federal court against LDM Group, LLC and PDR Network, LLC. That action was dismissed and later re-initiated in Missouri state court.  Our claims are related to the breach by LDM of the settlement agreement signed February 28, 2014 to resolve previous litigation with LDM. Following execution of that agreement, LDM failed to live up to its obligations under that settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information on a timely basis or at all as required under the settlement agreement. In addition, our claims include PDR’s breach of the Master Services Agreement requiring PDR’s exclusive use of   our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties.  We are also claiming that LDM and PDR entered a civil conspiracy to violate their respective agreements with us. We are seeking enforcement of the agreements and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value.

The parties are currently in the discovery process.

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

Allscripts Agreement

In 2015, we signed an amendment to our Allscripts agreement whereby we became its exclusive eCoupon supplier and Allscripts agreed to integrate our eCoupon functionality into its Touchworks platform. Under the terms of this agreement, we agreed to pay $900,000 in two installments. The first installment of $250,000 was due and paid in November 2015. The second installment of $650,000 becomes due when the e-Coupon functionality is launched on a widespread basis in the Touchworks platform, which occurred February 28, 2017.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 17 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December, 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was no expense under this plan in 2015, as the plan became effective in 2016. There was expense of $64,690 recorded in 2016 for company contributions to the plan.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate information technology reporting systems to insure that accurate information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We have taken steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To continue to remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017. We have developed, and will continue to develop, analytical procedures and reports which help identify potential errors. In addition, we have hired a new person in the finance area in January 2017 and intend to design new procedures to improve our segregation of duties. We also hired a new director of information technology and we intend to continue to develop improvements to the reporting systems in our information technology systems.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
William J. Febbo	48	Chief Executive Officer, Director
Brian Dillon	66	SVP – Product and Strategy
Terence J. Hamilton	51	SVP – Sales
Douglas P. Baker	60	Chief Financial Officer
David A. Harrell	50	Chairman, Director
Gus D. Halas	66	Director
Jack Pinney	60	Director
Lynn Vos	61	Director
James Lang	52	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David A. Harrell

Mr. Harrell founded our company in January of 2006 and has been a Director since our inception. He has served as our Chairman since September 20, 2013, and was our Chief Executive Officer from September 20, 2013 through February 21, 2016. Mr. Harrell was the Vice President of Development for Meridian Incorporated from 2003-2005 and, prior to that, had been Vice President of Sales and Marketing since 1999 at Advance Graphic Systems.  Mr. Harrell has spent two decades leading sales, marketing and business development units within the pharmaceutical and national retail industries. Prior to his work at Advance Graphic Systems, Mr. Harrell served for ten years at SmithKline Beecham, specializing in the managed markets healthcare segment.  As part of the Integrated Health Division, Mr. Harrell was responsible for contracting and achieving regional revenue growth for SmithKline Beecham's four business units: Pharmaceuticals, Consumer Health, Clinical Labs and Diversified Pharmaceutical Services (PBM). During his tenure with SmithKline Beecham, he was a recipient of numerous national awards and served as a member of the Division's Strategic Planning Committee. Mr. Harrell graduated from Oakland University with a Bachelor of Science in Business Administration.

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

William J. Febbo

Mr. Febbo joined our company as Chief Executive Officer on February 22, 2016. Mr. Febbo brings more than 18 years of experience in building and managing health services and financial businesses. Before joining our company, Mr. Febbo served as Chairman and Founder of Plexus, LLC, a payment processing business for medical professionals. From 2007 to 2015, he worked with Merriman Holdings, Inc., an investment banking firm. There he served as Chief Operating Officer and assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. From 2013 to 2015, he also worked with Digital Capital Network, Inc., which operated a transaction platform for institutional and accredited investors. There he served as Chief Executive Officer and Co-Founder and managed the day-to-day operations of the digital portal for institutional level investments. Prior to Merriman, Mr Febbo was CEO and co-founder of MedPanel, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries, which was eventually acquired by MCF Corporation.

Aside from that provided above, Mr. Febbo does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Febbo is qualified to serve on our Board of Directors because of his wealth of experience in building and managing health services and financial businesses.

Terence J. Hamilton

Mr. Hamilton joined our company as VP of Sales in February 2008 and became SVP of Sales in 2016. Prior to that, Mr. Hamilton was Manager at MedImmune since 2005 and was Senior National Account Manager for Glaxo SmithKline pharmaceuticals for 13 years prior to that. Mr. Hamilton has spent the last 19 years working in the pharmaceutical and biotech arenas within various sales, marketing and managed markets management positions. He also has held many positions within the pharmaceutical and biotech industries, including District Manager, Brand Manager, Managed Market Specialist, Contract Manager, and Government Account Manager. Mr. Hamilton was a Director of the Company from 2008 through March 2016.

Aside from that provided above, Mr. Hamilton does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Gus D. Halas

Mr. Halas joined our company as a Director on August 7, 2014. Mr. Halas has served as CEO of several companies. He was Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company from April 2011 through May 2013 and currently serves as a consultant to that Company. Mr. Halas was President and Chief Executive Officer of T-3 Energy Services, Inc. from May 2003 to March 2009 and also served as Chairman of the Board of Directors from March 2004 to March 2009. From August 2001 to April 2003, Mr. Halas served as President and Chief Executive Officer of Clore Automotive, Inc. He also serves as a director for Triangle Petroleum Corp., Hooper Holmes, Inc., School Specialty, Inc., and Madelena Energy.

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

Jack Pinney

Mr. Pinney joined our company as a Director on August 13, 2014. From 2007 to the present, Dr. Pinney has served as Team Physician to the Great Lakes Loons baseball team in the LA Dodgers organization. From 2011 to the present, he has served as Medical Director for WellSport MidMichigan Medical Center. From 1992 to the present, he has served as Assistant Clinical Professor of Family Medicine for the Department of Family Medicine at Michigan State University College of Human Medicine. From 1992 to 2012, he served as Assistant Director for the Midland Family Practice Residency Program at MidMichigan Medical Center.

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

Ms. Vos is qualified to serve on our Board of Directors because of her extensive executive skills in digital marketing and communications in the healthcare industry.

James Lang

Mr. Lang joined our Board January 12, 2017. He brings us more than 25 years of experience in healthcare data, analytic, and technology enabled business services. Mr. Lang presently serves as an executive advisor to Water Street, a strategic private equity firm focused exclusively on building market-leading companies in healthcare. He is also a director of BioVie, a development-stage company pioneering an innovative therapeutic that targets complications due to liver cirrhosis.

Mr. Lang previously served as CEO of Decision Resources Group, a leading healthcare research and consulting company providing high-value healthcare industry analysis and insights, where he helped transform the company into an industry leader. Earlier, he was president of Strategic Decisions Group, a premier global strategy consultancy, and he expanded the life sciences practice and later sold it to IMS Health. He is an active private investor and advisor with healthcare companies, including Boston Heart Diagnostics (acquired by Eurofins) and AlphalmpactRx (acquired by IMS Health).

Aside from that provided above, Mr. Lang does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Lang is qualified to serve on our Board of Directors because of his extensive executive skills and background in the healthcare industry.

Brian Dillon

Mr. Dillon is our Senior Vice President of Product and Strategy. Prior to joining OptimizeRx, he provided consulting services focused on the HiTECH (Health Information Technology) and pharmaceutical manufacturers services sector. Earlier in his career, he served as partner at AccelaPartners, a consulting firm focused on Healthcare technology and the pharmaceutical industry. Prior to AccelaPartners, he served as regional vice president of Americas at Cegedim, an international healthcare software and services provider.

Mr. Dillon was previously president and CEO of Intercon Systems. Before Intercon Systems, he was founder, president and CEO of Kelly Waldron, which was eventually acquired by McKessonHBOC Technology Solutions. Earlier, he served as vice president of sales at Walsh America, where he built the company’s client base from three to 13 companies over three years with the company. Before Walsh America, he founded QuadROM Software Systems Inc. (North American division absorbed into Walsh America).

Dillon currently also serves as a director at Sofame Technologies Inc. and Visio Energy.

Aside from that provided above, Mr. Dillon does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Douglas P. Baker

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

Directors

Our bylaws authorize no less than three (3) and no more than Seven (7) Directors unless changed by the Board of Directors. The Investor Rights Agreement we signed with WPP Luxembourg Gamma Three Sarl states that our Board of Directors shall consist of five (5) Directors, but that provision was waived by WPP in January 2017 and the Board was expanded at that time. We currently have six (6) Directors.

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

Director Independence

The Board of Directors reviews the independence of our directors on the basis of standards adopted by the NASDAQ Stock Market (“NASDAQ”). As a part of this review, the Board of Directors considers transactions and relationships between our company, on the one hand, and each director, members of the director’s immediate family, and other entities with which the director is affiliated, on the other hand. The purpose of such a review is to determine which, if any, of such transactions or relationships were inconsistent with a determination that the director is independent under NASDAQ rules. As a result of this review, the Board of Directors has determined that each of our directors other than Mr. Harrell and Mr. Febbo is an “independent director” within the meaning of applicable NASDAQ listing standards.

Committees of the Board

The Board of Directors has two standing committees to facilitate and assist the Board of Directors in the execution of its responsibilities: (1) Nominating and Governance Committee; and (2) Compensation Committee. Each committee acts pursuant to a written charter adopted by the Board of Directors. Each committee’s charter is available on our corporate website at http://www.optimizerx.com. All of the committees are comprised solely of non-employee, independent directors as defined by NASDAQ market listing standards.

Nominating and Governance Committee

The Board of Directors has established a Nominating and Governance Committee. The Committee is composed of Directors, Halas, Pinney, and Vos, and is chaired by Director Halas. The Nominating and Corporate Governance Committee has not held any meetings during the fiscal year ended December 31, 2016, but will commence meetings in 2017. The Nominating and Corporate Governance Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

●	Develop qualifications and criteria for selecting and evaluating directors and nominees;
●	Consider and propose director nominees;
●	Make recommendations to the Board regarding Board compensation;
●	Make recommendations to the Board regarding Board committee memberships;
●	Develop and recommend to the Board corporate governance guidelines;
●	Facilitate an annual assessment of the performance of the Board and each of its standing committees;
●	Consider the independence of each director and nominee for director; and
●	Perform other functions or duties deemed appropriate by the Board.

Compensation Committee

The Board of Directors has established a Compensation Committee. The Compensation Committee has not held any meetings during the fiscal year ended December 31, 2016, but will commence meetings in 2017. The Committee is composed of Directors, Halas, Pinney, and Lang, and is chaired by Director Lang. The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

●	In consultation with our senior management, establish our general compensation philosophy and oversee the development and implementation of our compensation programs;
●	Recommend the base salary, incentive compensation and any other compensation for our Chief Executive Officer to the Board of Directors and review and approve the Chief Executive Officer’s recommendations for the compensation of all other officers of our company and its subsidiary;
●	Administer our incentive and stock-based compensation plans, and discharge the duties imposed on the Compensation Committee by the terms of those plans;
●	Review and approve any severance or termination payments proposed to be made to any current or former officer of our company;
●	Perform other functions or duties deemed appropriate by the Board of Directors.

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

For the fiscal year ending December 31, 2016, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2016 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2016, other than Mr. Harrell failed to file a Form 4 for restricted stock that he disposed of in February 2016 and Mr. Pinney filed a Form 4 late by 4 days in December 2016.

Code of Ethics

As of December 31, 2016, we had not adopted a Code of Ethics. We felt, until recently, the small number of individuals comprising our board and management did not warrant the adoption of a Code of Ethics. Now that we have expanded our board and our increasing the size of our organization, we intend to adopt a Code of Ethics in the near future Board Meeting.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2016 and 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
David A. Harrell Chairman, Former CEO	2016 2015	185,646 201,508	75,000	73,509		0 0	185,646 350,017
William J. Febbo CEO, Director	2016	188,833	83,742		993,825	4,400	1,270,800
Terence J. Hamilton SVP of Sales	2016 2015	180,125 165,000	60,294 60,000	110,264	154,684	7,205 0	402,308 335,264
James Brooks Former SVP of Business Development	2016	185,000	0		232,290	3,700	420,990
Brian Dillon SVP	2016	114,983	30,729		77,342	3,700	226,754
Douglas P. Baker CFO	2016 2015	172,500 143,750	44,847 60,000		0 10,668	6,900 0	224,247 214,418

Narrative Disclosure to the Summary Compensation Table

(1)	Amounts reflected in All Other Compensation column represent employer matching contributions to the Company’s retirement plan, on the same basis as for all employees.

Mr. Harrell was CEO in 2015 and through February 21, 2016, at which point he moved to a consulting role. He remained an employee through December 31, 2016. Effective January 1, 2017, he became an outside consultant and will be compensated at a rate of $15,000 per month through September 30, 2017. In addition, the Board approved an additional payout of $720,415 in 2016 to retire 595,384 shares due and owing to Mr. Harrell, awarded in prior years, but not yet issued as of that date. That payment is not reflected in this table in 2016, however the share awards were reflected in 2015 and prior years as they were granted.

Mr. Febbo joined the Company as CEO on February 22, 2016. His employment contract calls for an annual base salary of $220,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 50% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. In March 2017, Mr. Febbo’s annual salary was adjusted to $250,000 per year, retroactive to January 1, 2017 by the compensation of the Board of Directors. No formal contract amendment was signed. Under the terms of his contract, he was also granted 1,500,000 stock options, exercisable at a price of $1.07, and vesting annually over a period of 5 years. Mr. Febbo’s contract calls for 12 months of severance if he is terminated without cause.

On June 27, 2016, Mr. Hamilton’s signed a new employment agreement calling for a base salary of $181,650. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. In March 2017, Mr. Hamilton’s annual salary was adjusted to $200,000 per year, retroactive to January 1, 2017 by the compensation committee of the Board of Directors. No formal contract amendment was signed. Mr. Hamilton’s contract also calls for 12 months of severance if he is terminated without cause. Mr. Hamilton was also granted 200,000 discretionary options in 2016, exercisable at a price of $1,15, and vesting annually over a period of two years.

Mr. Brooks joined the Company as Senior Vice President of Business Development on January 4, 2016. On November 30, 2016, Mr. Brooks moved to a consulting role with our company. Effective on that date, Mr. Brooks was no longer our Senior Vice President of Business Development. We agreed to pay all compensation and reimbursable expenses through December 31, 2016. His employment contract called for an annual base salary of $185,000. In addition, he was eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Under the terms of his contract, he was also granted 300,000 performance based stock options, exercisable at a price of $1.32, none of which vested.

Mr. Dillon joined the Company as Senior Vice President of Product and Strategy on May 18, 2016. His employment contract calls for an annual base rate of $185,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 30% of his annual salary. He is also eligible for vacation, sick days, insurance, and other benefits covering all employees. Under the terms of his contract, he was also granted 100,000 stock options, exercisable at a price of $1.15, and vesting annually over a period of 2 years. Mr. Dillon’s contract calls for 6 months of severance if he is terminated without cause.

On June 27, 2016, Mr. Baker signed a new employment agreement calling for a base salary of $180,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 30% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. In March 2017, Mr. Baker’s annual salary was adjusted to $200,000 per year, retroactive to January 1, 2017, by the compensation committee of the Board of Directors. No formal contract amendment was signed. Mr. Baker’s contract calls for 6 months of severance if he is terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Will Febbo	0	1,500,000		$1.07	2/21/21
Douglas Baker	100,000	0		$1.05	5/19/19
	50,000	50,000		$1.05	6/24/20
Terry Hamilton	0	200,000		$1.15	7/28/16
Brian Dillon	0	100,000		$1.15	7/28/16

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	25,000	25,688			50,688
Jack Pinney	25,000	25,688			50,688
Lynn Vos	-0-	-0-			-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers and directors, known to us to beneficially own 5% or more of our outstanding common stock as of March 1, 2017. This information is based on public filings as of March 1, 2017. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class
Common	WPP PLC(1) 27 Farm Street London, United Kingdom W1J 5RJ	6,011,106	20.2%
Common	Wolverine Flagship Fund Trading Limited(2) 175 W Jackson Blvd, 3rd Flr Chicago, IL 60604	2,158,360	7.3%
Common	Harvey L. Poppel(3) 110 El Mirasol Palm Beach, FL 33480	2,569,044	8.6%
Common	Ronald L. Chez(4) 55 East Monroe Street, Suite 3700 Chicago, IL 60603	2,721,976	9.2%
Common	Goldman Capital Management(5) 767 Third Avenue, 25th Floor New York, NY 10017	1,532,394	5.2%

(1)	As stated in a Schedule 13D filed with the Securities and Exchange Commission on October 2, 2015.
(2)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2017.
(3)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on January 17, 2017.
(4)	As stated in a Schedule 13D/A filed with the Securities and Exchange Commission on October 27, 2015.
(5)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on October 24, 2014.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of our common stock as of March 11, 2017, by each director, each executive officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name(1)	Options Included in Beneficial Ownership (2)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

David A. Harrell	0	2,590,750	2,590,750	8.7%
William J. Febbo	300,000	44,000	344,000	*
Terence J. Hamilton	0	380,413	380,413	1.3%
Lynn Vos	0	0	0	*
Brian Dillon	0	0	0	*
Douglas P. Baker	150,000	40,000	190,000	*
Gus D. Halas	0	61,269	61,269	*
Jack Pinney	0	787,329	787,329	2.6%
James Lang	0	0	0	*
All Executive Officers and Directors as a group (6 persons)	450,000	3,903,761	4,353,761	14.7%

*	Less than 1%

(1)	The address of each person named in this table is c/o OptimizeRx Corp., 400 Water Street, Suite 200, Rochester, MI 48307.
(2)	This column lists shares that are subject to options exercisable within sixty (60) days of March 1, 2017, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

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

During 2016, we had billings of $2,613,942 to agencies that are part of the WPP group and recognized revenue of $1,542,411 related to those billings. As of December 31, 2016, we have receivables included in trade receivables on the balance sheet of $1,108,585 from WPP agencies and amounts due to WPP agencies included in revenue share payable of $127,458 as of December 31, 2016. In addition, we purchased of $190,686 from WPP agencies in 2016 and had amounts owed related to those services of $12,600 in accounts payable at December 31, 2016.

During 2015, we had billings of $420,503 to agencies that are part of the WPP group and recognized revenue of $178,855 related to those billings. As of December 31, 2015, we have receivables included in trade receivables on the balance sheet of $381,125 from WPP agencies and amounts due to WPP agencies included in revenue share payable of $37,803 as of December 31, 2015.

On May 9, 2016, we entered into a Separation Agreement and Release with Mr. David Harrell that granted us a standard release of employment claims in consideration for, among other things, the stock payout of $720,415 to Mr. Harrell.

On the same date, we entered into a Corporate Consulting Agreement with Mr. Harrell that sets forth the terms his continued relationship with our company. He remained our employee through May 31, 2016 and the Corporate Consulting Agreement went effective as of June 1, 2016. Under the terms of this agreement, Mr. Harrell agreed to consult for our company for a period of 16 months and he will receive a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also calls for insurance benefits for seven months. Finally, the agreement contains a Consultant Confidentiality, Invention Assignment and Non-Compete Agreement that contains restrictive covenants that include a one year non-compete following the completion of Mr. Harrell’s 18 months of consulting, and an inventions assignment clause during the term of his consulting relationship.

On September 24, 2015, we entered into an Investor Rights Agreement with WPP (the “Rights Agreement”), pursuant to which we agreed to the following:

●	Demand Registration Rights. We granted WPP registration rights for its shares and any securities acquired in connection with an Amended and Restated Co-Marketing Agreement (described below) after a period of two years.
●	Inspection Rights. So long as WPP owns not less than 25% of the shares, we granted WPP an annual right to inspect our books and records.
●	Observer Rights. So long as WPP owns not less than 25% of the shares, we will allow WPP to choose a representative to attend our board meetings as a nonvoting observer.
●	Board Seat. So long as WPP owns not less than 25% of the shares, we agreed to appoint a nominee of WPP as a member of our board of directors. We also agreed to a five member Board of Directors provided that it is not prohibited by the rules and regulations of an exchange that we trade on. We also agreed to enter into an indemnity agreement with the nominee.
●	Budget Review. So long as WPP owns not less than 25% of the shares, we agreed to review our budget plans with WPP’s nominee prior to submission to the Board of Directors, at the request of WPP.
●	Right of First Refusal. We agreed that, in the event that we propose to sell new securities, we will first offer such new securities to WPP.
●	Special Approval Matters. So long as WPP owns not less than 25% of the shares, and provided that it is not prohibited by the rules and regulations of an exchange that we trade on, we agreed that 80% Board approval will be required for certain decisions, including:
○	the incurrence of any indebtedness in excess of $1.5 million in the aggregate during any fiscal year
○	the sale, transfer or other disposition of all or substantially all of our assets;
○	the acquisition of any assets or properties (in one or more related transactions) for cash or otherwise for an amount in excess of $1.5 million in the aggregate during any fiscal year;
○	capital expenditures in excess of $1.5 million individually (or in the aggregate if related to an integrated program of activities) or in excess of $1.5 million in the aggregate during any fiscal year;
○	making, or permitting any subsidiary to make, loans to, investments in, or purchasing, or permitting any subsidiary to purchase, any stock or other securities in another corporation, joint venture, partnership or other entity;
○	the commencement or settlement of any lawsuit, arbitration or other legal proceeding related to our intellectual property or involving an amount in controversy greater than $1.5 million; and
○	the issuance of new securities, except for securities issued under an equity incentive plan and any issuance of common stock to vendors, advisors, financial institutions, suppliers or joint ventures that do not exceed, individually or in the aggregate 5% of our then issued and outstanding capital stock.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$43,500	$0	$3,000	$0
2015	$36,000	$0	$3,000	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[2]
3.3	Certificate of Designation, filed on September 5, 2008 with the Secretary of State of the State of Nevada by the Company[1]
3.4	Certificate of Designation, filed on June 3, 2010 with the Secretary of State of the State of Nevada by the Company[3]
10.1	Securities Purchase Agreement[4]
10.2	Registration Rights Agreement[4]
10.3	Investor Agreement[4]
10.4	Warrant Agreement[5]
10.5	Warrant Agreement[5]
10.6	Stock Purchase Agreement, dated September 24, 2015[6]
10.7	Investor Rights Agreement, dated September 24, 2015[6]
10.8	Indemnity Agreement, dated September 24, 2015[6]
10.9	Employment Agreement between the Company and William Febbo, dated February 12, 2016[7]
10.10	Separation Agreement, Corporate Consulting Agreement and Confidentiality Agreement between the Company and David Harrell dated May 5, 2016[8]
10.11	Agreement between the Company and Brian Dillon, dated June 22, 2016[9]
10.12	Employment Agreement between the Company and Terry Hamilton, dated June 27, 2016[9]
10.13	Employment Agreement between the Company and David Baker, dated June 27, 2016[9]
21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.
[2]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 16, 2010.
[3]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 11, 2010.
[4]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 18, 2014.
[5]	Incorporated by reference to the Form S-1/A filed by the Company with the Securities and Exchange Commission on May 12, 2014.
[6]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 30, 2015.
[7]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 19, 2016.
[8]	Incorporated by reference to the Form 10-Q, filed by the Company with the Securities and Exchange Commission on May 9, 2016.
[9]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 27, 2016.

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo Chief Executive Officer, Principal Executive Officer
March 8, 2016

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Harrell
David Harrell
Title:	Chairman and Director
Date:	March 8, 2016

By:	/s/ William J. Febbo
William J. Febbo
Title:	Director
Date:	March 8, 2016

By:	/s/ James Lang
James Lang
Title:	Director
Date:	March 8, 2016

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Director
Date:	March 8, 2016

By:	/s/ Jack Pinney
Jack Pinney
Title:	Director
Date:	March 8, 2016

By:	/s/ Lynn Vos
Lynn Vos
Title:	Director
Date:	March 8, 2016

