Form 10-Q
period 2017-03-31
OptimizeRx Corp
filed 2017-05-03
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,737,617 common shares as of April 30, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited);
F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2017 and 2016 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

1

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$6,721,265	$7,034,647
Accounts receivable	2,807,322	3,060,396
Prepaid expenses	62,081	80,820
Total Current Assets	9,590,668	10,175,863

Property and equipment, net	182,295	173,649

Other Assets
Patent rights, net	755,422	772,394
Web development costs, net	391,803	351,804
Security deposit	5,049	5,049
Total Other Assets	1,152,274	1,129,247
TOTAL ASSETS	$10,925,237	$11,478,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$530,442	$369,214
Accrued expenses	57,293	288,268
Revenue share payable	1,948,787	2,622,517
Deferred revenue	1,329,774	386,581
Total Liabilities	3,866,296	3,666,580

Stockholders' Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 29,737,617 and 29,718,867 shares issued and outstanding, respectively	29,738	29,719
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 65 shares issued and outstanding, respectively	-	-
Stock warrants	2,294,416	2,294,416
Additional paid-in-capital	33,876,562	33,747,137
Accumulated deficit	(29,141,775)	(28,259,093)
Total Stockholders' Equity	7,058,941	7,812,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,925,237	$11,478,759

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31,
	2017	2016

NET REVENUE	$2,152,073	$1,759,528

COST OF SALES	1,381,733	892,793

GROSS MARGIN	770,340	866,735

OPERATING EXPENSES	1,660,778	1,228,564

LOSS FROM OPERATIONS	(890,438)	(361,829)

OTHER INCOME (EXPENSE)
Interest income	7,756	10,076
Interest Expense	-	(163)

TOTAL OTHER INCOME (EXPENSE)	7,756	9,913

LOSS BEFORE PROVISION FOR INCOME TAXES	(882,682)	(351,916)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(882,682)	$(351,916)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC AND DILUTED	29,718,867	29,030,925

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(882,682)		$(351,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84,473		50,268
Stock and options issued for services	129,444		106,384
Changes in:
Accounts receivable	253,074		506,685
Prepaid expenses	18,739		16,068
Accounts payable	161,228		(380,115)
Revenue share payable	(673,730)		(852,792)
Accrued expenses	(230,975)		1,107
Deferred revenue	943,193		618,224
NET CASH (USED IN) OPERATING ACTIVITIES	(197,236)		(286,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent rights	-		(1,295)
Equipment	(16,146)		(14,507)
Development and integration costs	(100,000)		-
NET CASH USED IN INVESTING ACTIVITIES	(116,146)		(15,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock payable	-		(357,415)
NET CASH USED IN FINANCING ACTIVITIES	-		(357,415)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(313,382)		(659,304)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,034,647		8,207,565
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,721,265		$7,548,261

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	_	$163	_
Cash paid for income taxes	$-	_	$-	_

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading digital health aggregator of pharmaceutical sponsored services in the Electronic Health Records (EHR) space. Our objective is to leverage our proprietary technology to provide on demand savings and clinical messaging within physician and patient web based platforms, including EHR, e-prescribing platforms, pharmacies and Patient Portals. We have matured as a technology solutions provider through our direct to physician solutions, which allow physicians to automatically display and distribute sample vouchers and/or co-pay coupons electronically within the ePrescription platform to pharmacies on behalf of their patients. The OptimizeRx solution is integrated into the ePrescribing or EHR applications, but can also be accessed on a mobile device as well as an application on a prescriber’s desktop.

The consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three-months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – STOCKHOLDERS’ EQUITY

In March 2017, we issued 18,750 shares of common stock to our independent directors in connection with our Director Compensation Plan, which calls for issuance of 6,250 shares per quarter to each independent director. These shares were valued at $15,375.

In March 2016, we issued 12,500 shares of common stock to our independent directors in connection with our Director Compensation Plan, which calls for issuance of 6,250 shares per quarter to each independent director. These shares were valued at $13,125.

As described in greater detail in Note 4, related party transactions, in February 2016, we made a one-time payment of $720,415 to our previous CEO in lieu of issuing shares owed to him from prior years.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $114,069 and $79,459 in compensation expense in the three-month periods ended March 31, 2017 and 2016, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year as well as options issued in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2016, after hiring a new CEO, we paid our previous CEO $720,415 in lieu of issuing him 595,384 shares of common stock owed to him. The amount paid was based on the 50-day average price of $1.21 per share. A total of 295,384 of these shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015. The remaining 300,000 shares were due in connection with the purchase of a patent from the previous CEO in 2010. These shares were recorded as accounts payable – related party on the balance sheet at December 31, 2015. The difference between the value the shares were initially recorded at in 2010 and the amount they were redeemed at in 2016 was recorded as additional paid in capital.

NOTE 5 – CONTINGENCIES

Litigation

The company is currently involved in the following legal proceedings.

In March 2015, we initiated litigation in federal court against LDM Group, LLC and PDR Network, LLC. That action was dismissed and later re-initiated in Missouri state court.  Our claims are related to the breach by LDM of the settlement agreement signed February 28, 2014 to resolve previous litigation with LDM. Following execution of that agreement, LDM failed to live up to its obligations under that settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information on a timely basis or at all as required under the settlement agreement. In addition, our claims include PDR’s breach of the Master Services Agreement requiring PDR’s exclusive use of our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties.  We are also claiming that LDM and PDR entered a civil conspiracy to violate their respective agreements with us. We are seeking enforcement of the agreements and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value.

The parties are currently in the discovery process.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2017 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Overview

Company Highlights through April 2017

1.	Our sales for the first three months of 2017 were approximately $2.15 million, a 22% increase over the same period in 2016 attributable to financial and brand messaging growth from new and returning clients.

2.	We continue to expand our clients, brands, and agencies advising the industry on this new channel and recently added another member to the sales team for greater penetration and service as well as promoted Ed Berger to SVP of Marketing to increase awareness of our unique value position within the marketplace.

3.	We expanded our channel partners 20%, which included the launch of our financial messaging capability within the Allscripts Touchworks network, as well as with other new EHRs, such as EyeCare Leaders.

4.	We partnered with SingleCare to bring their prescription savings program to our network. This relationship also connects us into the retail pharmacy network where we hope to increase the ability for patients to adjudicate their financial assistance more smoothly.

5.	We partnered with PARx Solutions to enable us to bring prior authorization services to our channel partners, as well as to distribute our financial messages through its solution at the time of prior authorization.

6.	We launched our own brand messaging system for use by our network partners as a complement to our financial messaging system allowing further opportunity to access additional budget per brand.

Our success in acquiring, integrating and expanding into new EHR/eRx platforms continues to grow as well. For the remainder of 2017, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their work flow and reach into the smaller EHR’s.

With the growth of both our pharmaceutical products and our distribution network, we expect that our financial, brand, and clinical messaging will continue to increase and show strong growth throughout the year.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues

Our total revenue reported for the three months ended March 31, 2017 was approximately $2.15 million, an increase of 22% over the approximately $1.76 million from the same period in 2016. These increased revenues result primarily from sales increases in our clinical and brand messaging products. We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service.

Cost of Sales

Our cost of sales, composed primarily of revenue share expense, increased in 2017 over 2016 as a result of both revenue increases and product mix. Our revenue related to brand messaging has a higher cost associated with it at the present time. We expect our margins on brand messaging to improve throughout the year, and we expect our overall revenue share percentage to gradually decrease in future quarters as we implement new channels with lower revenue share percentages and as we update our existing agreements to share third party costs, with a goal of a decrease of at least 10% in total.

Operating Expenses

Operating expenses increased from approximately $1.23 million for the three months ended March 31, 2016 to approximately $1.66 million for the same period in 2017, an increase of approximately 35%. The detail by major category is reflected in the table below.

	Three months ended March 31,
	2017	2016

Salaries, Wages, & Benefits	$779,278	$557,206
Stock-based compensation	129,444	106,384
Professional Fees	132,214	179,278
Board Compensation	18,750	12,500
Investor Relations	29,386	28,019
Consultants	71,810	31,323
Advertising and Promotion	107,063	70,765
Depreciation and Amortization	84,473	50,268
Development, Maintenance, and Integration Costs	182,339	74,616
Office, Facility, and other	64,175	43,440
Travel	71,846	74,765

Total Operating Expense	$1,660,778	$1,228,564

The largest increases in operating expenses related to human resource costs. Since the beginning of the first quarter of 2016, we have hired a new CEO, a Senior Vice President of Strategy, a Vice President of Information Technology, two new Vice Presidents of Sales, and a new Director of Sales. These new hires also resulted in increases in benefits and payroll taxes. The increase in development, maintenance, and integration costs reflects start-up costs related to the integration of new EHRs as well as increased capacity of our technology systems. These investments are starting to show their value through increased revenue growth and our transition to a broader client base and scale potential.

We expect our overall operating expenses to continue at the 2017 level or above as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace.

Net Loss

Our net loss for the three months ended March 31, 2017 was approximately $880,000, as compared to a loss of approximately $350,000 during the same period in 2016. The reasons and specific components associated with the increased loss are discussed above. Overall, the increased loss resulted from increased operating expenses and increased revenue share costs related to the expansion of our brand messaging activities. We are focused on top line growth, while managing our expenses, so we expect to see a continued, but managed, loss for the year.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of approximately $9.6 million, compared with current liabilities of approximately $3.9 million, resulting in working capital of approximately $5.7 million and a current ratio of approximately 2.5 to 1, slightly lower than the working capital of approximately $6.5 million and current ratio of 2.8 to 1 at December 31, 2016.

Our operating activities used approximately $200,000 in cash flow during the three months ended March 31, 2017, compared with cash used of approximately $285,000 in the same period in 2016. The cash used in the 2017 period was the result of our net loss, partially offset by working capital management. Our cash flow for the quarter ended March 31, 2016 was negatively impacted by a one-time payment to our previous CEO in lieu of issuance of common shares due to him from prior years. Approximately $363,000 of this payment impacted cash flow from operations, explaining the negative cash flow from operations in 2016.

We used approximately $116,000 in investing activities in the three months ended March 31, 2017, compared with approximately $16,000 in the same period in 2016. These investments related to purchases of equipment as well as investments related to the expansion of our network. We have a payment of $650,000 due in the quarter ended June 30, 2017 related to the expansion of our financial messaging into the Allscripts Touchworks platform and related exclusivity throughout Allscripts, which will be capitalized and amortized over the exclusivity period.

We had no financing activities in 2017; however, we used approximately $357,000 in financing activities in 2016 by retiring stock payable due to our previous CEO. These shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued.

We do not anticipate the need to raise additional capital in the short or long term for operating purposes or to fund our growth plans. We are focused on growing our revenue, channel and partner network. However, as a Company in a market that is active with merger and acquisition activity, we may have opportunities, such as, for instance, acquisitions or a strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value.

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2016; however, we consider our critical accounting policies to be those related to the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are not completely effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to insure accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

As discussed in our Annual Report on Form 10-K we have taken steps to enhance and improve the design of our internal controls over financial reporting. We hired an additional finance person in January 2017 to address the segregation of duties issue and are in the process of establishing procedures to remediate the internal control weakness and expect to eliminate this weakness by the time of our next quarterly filing. We also hired a Vice President of Information Technology in January 2017 and are currently in the process of addressing the technology system weaknesses. We also expect to have these weaknesses remediated by the time of our next quarterly filing.

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

In March 2015, we initiated litigation in federal court against LDM Group, LLC and PDR Network, LLC. That action was dismissed and later re-initiated in Missouri state court.  Our claims are related to the breach by LDM of the settlement agreement signed February 28, 2014 to resolve previous litigation with LDM. Following execution of that agreement, LDM failed to live up to its obligations under that settlement agreement including, but not limited to, not allowing us to distribute our eCoupon programs in the LDM network, not allowing us to distribute the LDM patient education programs, and not providing other information on a timely basis or at all as required under the settlement agreement. In addition, our claims include PDR’s breach of the Master Services Agreement requiring PDR’s exclusive use of   our eCoupon solution. We assert that PDR’s acquisition of LDM and the use of the LDM network to distribute coupons by PDR violates the agreement between the parties.  We are also claiming that LDM and PDR entered a civil conspiracy to violate their respective agreements with us. We are seeking enforcement of the agreements and we are seeking damages in an amount at least equal to the amounts paid to date to LDM under the settlement agreement, which is in excess of $1.0 million, as well as damages for lost income and business value.

The parties are currently in the discovery process.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2017, we issued 18,750 shares of common stock to our independent directors in connection with our Director Compensation Plan.

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

**  Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 3, 2017
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: May 3, 2017
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

