Form 10-Q
period 2017-06-30
OptimizeRx Corp
filed 2017-08-01
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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
(Registrant’s telephone number)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,256,367 common shares as of July 28, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

1

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$5,842,602	$7,034,647
Accounts receivable	2,421,794	3,060,396
Prepaid expenses	272,153	80,820
Total Current Assets	8,536,549	10,175,863
Property and equipment, net	183,248	173,649
Other Assets
Patent rights, net	738,449	772,394
Web development and other intangible costs, net	1,015,154	351,804
Security deposit	5,049	5,049
Total Other Assets	1,758,652	1,129,247
TOTAL ASSETS	$10,478,449	$11,478,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable - trade	$903,957	$369,214
Accrued expenses	196,287	288,268
Revenue share payable	1,871,423	2,622,517
Deferred revenue	1,036,912	386,581
Total Liabilities	4,008,579	3,666,580
Stockholders’ Equity
Common stock, $.001 par value, 500,000,000 shares authorized, 29,256,367 and 29,718,867 shares issued and outstanding, respectively	29,256	29,719
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Stock warrants	2,294,416	2,294,416
Additional paid-in-capital	33,649,474	33,747,137
Accumulated deficit	(29,503,276)	(28,259,093)
Total Stockholders’ Equity	6,469,870	7,812,179
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,478,449	$11,478,759

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

NET REVENUE	$2,865,823	$1,913,299	$5,017,896	$3,672,828

REVENUE SHARE EXPENSE	1,605,534	922,832	2,987,267	1,815,625

GROSS MARGIN	1,260,289	990,467	2,030,629	1,857,203

OPERATING EXPENSES	1,630,853	1,592,982	3,291,631	2,821,546

INCOME (LOSS) FROM OPERATIONS	(370,564)	(602,515)	(1,261,002)	(964,343)

OTHER INCOME (EXPENSE)
Interest income	9,063	10,582	16,819	20,658
Interest expense	-	-	-	(163)

TOTAL OTHER INCOME (EXPENSE)	9,063	10,582	16,819	20,495

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(361,501)	(591,933)	(1,244,183)	(943,848)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(361,501)	$(591,933)	$(1,244,183)	$(943,848)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING
BASIC	29,583,771	29,141,340	29,650,945	29,086,134
DILUTED	N/A	N/A	N/A	N/A

NET INCOME (LOSS) PER SHARE
BASIC	$(0.01)	$(0.02)	$(0.04)	$(0.03)
DILUTED	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the six months Ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,244,183)	$(943,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	216,945	101,328
Stock and options issued for services	291,874	307,003
Changes in:
Accounts receivable	638,602	738,566
Prepaid expenses	(191,333)	(56,649)
Accounts payable	534,743	(380,465)
Revenue share payable	(751,094)	(544,575)
Accrued expenses	(91,981)	161,016
Deferred revenue	650,331	440,247
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,904	(177,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,599)	(19,809)
Patent rights	-	(7,268)
Web development and other intangible costs	(831,350)	(78,913)
NET CASH USED IN INVESTING ACTIVITIES	(855,949)	(105,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock and stock payable	(390,000)	(357,415)
NET CASH USED IN FINANCING ACTIVITIES	(390,000)	(357,415)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,192,045)	(640,782)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,034,647	8,207,565
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,842,602	$7,566,783

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$163
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

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

The consolidated financial statements for the three and six months ended June 30, 2017 and 2016, have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in our consolidated financial statements for the prior periods to conform to the presentation of our consolidated financial statements for the current periods.

NOTE 2 – STOCKHOLDERS’ EQUITY

Our Director Compensation plan calls for the issuance of 6,250 shares of common stock per quarter to each Independent Director. In connection with this plan, we issued 18,750 shares in each of the quarters ended March 31, 2017 and June 30, 2017, valued at $15,375 and $19,312, respectively. In connection with the same plan, we issued 12,500 shares in each of the quarters ended March 31, 2016 and June 30, 2016, valued at $13,125 and $14.375, respectively.

As described in greater detail in Note 4, related party transactions, in February 2016, we made a one-time payment of $720,415 to our previous CEO in lieu of issuing shares owed to him from prior years. A portion of this payment, $357,415, was for 295,384 shares of common stock reflected in stock payable at December 31, 2015. We also redeemed 500,000 shares of common stock held by this previous CEO in June 2017 at a price of $0.78 per share for a total payment of $390,000.

We issued 50,000 shares of common stock in June 2016 related to shares that were previously reflected in common stock payable. In addition, we issued 69,519 shares of common stock during the six months ended June 30, 2016 in connection with the cashless exercise of previous option grants that were approaching expiration.

We issued 100,000 shares of common stock in connection with the settlement of litigation in June 2016.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock-based compensation. We recorded $257,187 and $155,703 in compensation expense in the six months ended June 30, 2017 and 2016, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Also, in April 2016, we entered into a separation agreement and an 18-month consulting agreement with our previous CEO. The consulting agreement set forth the terms of the previous CEO’s continued relationship with our company. The consulting agreement began on April 1, 2016. Under the terms of the consulting agreement, he received a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also calls for total payments of $12,425 related to insurance benefits. The separation agreement and consulting agreement replaced and superseded all previously disclosed payments related to his severance and board fees.

In the quarter ended June 30, 2017 we redeemed 500,000 shares of stock owned by the previous CEO at a price of $0.78 per share for a total of $390,000 and amended the consulting agreement to terminate on July 31, 2017 instead of the original end date of September 30, 2017.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The company is currently involved in the following legal proceeding.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2017 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Overview

Company Highlights through July, 2017

1)	Our sales for the first six months of 2017 were approximately $5.0 million, a 37% increase over the same period in 2016, attributable to financial and brand messaging growth from new and returning clients.
2)	Our sales for the second quarter ended June 30, 2017 were approximately $2.9 million, a 50% increase over the same quarter in 2016.
3)	We continue to expand our clients, brands, and agencies advising the industry on this new channel and recently added another member to our sales team for greater penetration and service.
4)	We sponsored the ePrescribe/EHR conference held in Philadelphia in May 2017, which further cemented our leadership position within our client base as well as generated new business.
5)	We expanded our channel partners by over 20%, which included the launch of our financial messaging capability within the Allscripts Touchworks network, as well as with other new EHRs.
7)	We partnered with PARx Solutions to enable us to bring prior authorization services to our channel partners, as well as to distribute our financial messages through its solution at the time of prior authorization.
8)	We hired prominent health IT veteran Miriam Paramore, effective August 1, 2017, as President to lead the effort to scale our product expansion and continued growth.

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

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of financial messages will continue to increase over last year and brand messaging will continue to support growth in top-line revenue.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues

Our total revenue for the three months ended June 30, 2017 was approximately $2.9 million, an increase of 50% over the approximately $1.9 million from the same period in 2016. Our total revenue for the six months ended June 30, 2017 was approximately $5.0 million, an increase of 37% over the approximately $3.7 million from the same period in 2016. These increased revenues resulted primarily from increases in our brand messaging products, as well as expanded distribution channels for our financial messaging. Additionally, the launch of new pharmaceutical brands, which now total over 100 between financial and brand messaging, also contributed to the increase. We expect continued quarter over quarter increases for the balance of the year, given our improved visibility within our expanding client base.

Cost of Sales

Our cost of sales, comprised primarily of revenue share expense, increased over the same period in 2016 as a result of the revenue increases. However, as a percentage of sales, cost of sales also increased as reflected in the table below. This increase in our cost of sales percentage is primarily the result of the launch and expansion of our brand messaging products, which overall have lower margins than our core financial messaging product.

	Quarter ended June 30		Six months ended June 30
	2017	2016	2017	2016

Cost of Sales %	56.0%	48.2%	59.5%	49.4%
Gross Margin %	44.0%	51.8%	40.5%	50.6%

Our cost of sales percentage decreased from the first quarter of 2017 to the second quarter of 2017 as reflected in the table below and we expect this percentage to continue to gradually decrease in future quarters as we implement new channels in our core financial messaging product with lower revenue share percentages and as we update our existing agreements to share third party costs. We also expect our margins on our brand messaging product to increase as we diversify across additional channels and increase brand messaging revenues. Our goal is to achieve gross margins of 50% or greater.

	Quarter Ended
	March 31, 2017	June 30, 2017

Cost of Sales %	64.0%	56.0%
Gross Margin %	36.0%	44.0%

Operating Expenses

Operating expenses increased slightly from approximately $1.59 million for the three months ended June 30, 2016 to approximately $1.63 million for the same period in 2017. Operating expenses increased from approximately $2.8 million for the six months ended June 30, 2016 to approximately $3.3 million for the same period in 2017. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Salaries, Wages, & Benefits	$882,646	$773,231	$1,615,674	$1,330,437
Stock-based compensation	162,431	90,619	291,875	197,003
Professional Fees	51,448	165,062	183,663	344,340
Board Compensation	18,750	12,500	37,500	25,000
Investor Relations	22,758	38,909	52,143	66,928
Consultants	100,661	42,513	208,721	73,836
Advertising and Promotion	37,177	78,368	144,240	149,133
Depreciation and Amortization	132,473	51,059	216,945	101,327
Development and Maintenance	88,267	72,796	270,605	147,412
Office, Facility, and other	71,745	49,028	135,921	92,468
Travel and Entertainment	62,497	58,897	134,344	133,662
Subtotal	1,630,853	1,432,982	3,291,631	2,661,546

Lawsuit settlement	-	160,000	-	160,000

Total Operating Expense	$1,630,853	$1,592,982	$3,291,631	$2,821,546

The largest increases in operating expenses related to human resource costs, including consultants. Since the beginning of the first quarter of 2016, we have built out the team necessary to scale the business. This represents approximately 83% of the increase. The increase in development, maintenance, and integration costs reflects start-up costs related to the integration of new EHRs, as well as increased capacity of our technology systems. These investments are starting to show their value through increased revenue growth and our transition to a broader client base and scale potential. As reflected in the table below, our operating expenses are decreasing as a percentage of overall revenue.

	Quarter ended June 30		Six months ended June 30
	2017	2016	2017	2016

Operating expense as a percentage of revenue, excluding litigation settlements	56.9%	74.9%	65.6%	72.4%

The lawsuit settlement was a one-time expense incurred in June 2016 that also has the effect of decreasing our professional fees in 2017 compared with 2016 as a result of the reduced litigation activities.

We expect our overall operating expenses to continue at the 2017 level or above as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace; however, we expect operating expense as a percentage of revenue to continue to decrease.

Net Loss

Our net loss for the three months ended June 30, 2017 was approximately $362,000 as compared to a loss of approximately $592,000 during the same period in 2016. Our net loss for the six months ended June 30, 2017 was approximately $1,244,000 as compared to a loss of approximately $944,000 during the same period in 2016. The reasons for specific components are discussed above. Overall, the increased loss for the six months ended June 30, 2017 over 2016 is primarily explained by the increase in operating expenses intended to accelerate growth.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of approximately $8.5 million, compared with current liabilities of approximately $4.0 million, resulting in working capital of approximately $4.5 million and a current ratio of approximately 2.1 to 1, decreased from the working capital of approximately $6.5 million and current ratio of 2.8 to 1 at December 31, 2016.

Our operating activities provided approximately $54,000 in cash in the six months ended June 30, 2017, as opposed to the cash used of approximately $177,000 during the six months ended June 30, 2016. The cash provided in 2017 resulted from working capital management offset by our net loss for the period.

We used approximately $856,000 in investing activities in the six months ended June 30, 2017, compared with approximately $106,000 in the same period in 2016 as set forth in the following table.

	Six Months Ended June 30
	2017	2016

Property and Equipment	$24,599	$19,809
Patent Rights	-	7,268
Allscripts Touchworks cost	650,000	-
Software and other intangible assets	181,350	78,913
Total	$855,949	$105,990

The Allscripts Touchworks cost is for access to their Touchworks platform, exclusive access to their entire network for financial messaging, and a portion of their development costs. This cost is being amortized over the four-year period of exclusivity.

We used $390,000 in financing activities in the six months ended June 30, 2017, compared with $357,000 used in the same period in 2016. In both periods this related to payments to our prior CEO. In 2017, we acquired and retired 500,000 shares of common stock at a price of $0.78 per share. In 2016, we made a cash payment in lieu of issuing common shares owed him that were previously reflected in common stock payable on the balance sheet.

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the our company, including, our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Remediation of Material Weaknesses

As disclosed in more detail in our Form 10-K for the year ended December 31, 2016, as well as our Form 10-Q for the quarter ended March 31, 2017, such reports filed with the SEC, management previously identified material weaknesses related to inadequate segregation of duties and inadequate information technology reporting systems to insure accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the second quarter of 2017, management has remedied the material weaknesses as discussed below.

We hired an additional finance person in January 2017 to address the segregation of duties issue and we have also hired a Vice President of Information Technology, around the same time, to address the technology system weaknesses. These additional personnel and the processes we have put in place have remedied the material weaknesses in our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

The above changes made in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2017, have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on Form 10-K for 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In both March 2017 and June 2017, we issued 18,750 shares of common stock to our independent directors in connection with our Director Compensation Plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 1, 2017

	By:	/s/ Will Febbo
Will Febbo Title: Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	August 1, 2017

	By:	/s/ Douglas P. Baker
Douglas P. Baker
Title: Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

