Form 10-Q
period 2017-09-30
OptimizeRx Corp
filed 2017-11-02
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,275,117 common shares as of October 31, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

1

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,013,128	$7,034,647
Accounts receivable	2,704,752	3,060,396
Prepaid expenses	246,806	80,820
Total Current Assets	7,964,686	10,175,863
Property and equipment, net	180,459	173,649
Other Assets
Patent rights, net	721,476	772,394
Web development and other intangible costs, net	942,972	351,804
Security deposit	5,049	5,049
Total Other Assets	1,669,497	1,129,247
TOTAL ASSETS	$9,814,642	$11,478,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$720,758	$369,214
Accrued expenses	434,559	288,268
Revenue share payable	1,877,991	2,622,517
Deferred revenue	729,092	386,581
Total Liabilities	3,762,400	3,666,580
Stockholders’ Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 29,275,117 and 29,718,867 shares issued and outstanding, respectively	29,275	29,719
Stock warrants	2,294,416	2,294,416
Additional paid-in-capital	33,854,614	33,747,137
Accumulated deficit	(30,126,063)	(28,259,093)
Total Stockholders’ Equity	6,052,242	7,812,179
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,814,642	$11,478,759

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

NET REVENUE	$3,102,607	$1,786,137	$8,120,502	$5,458,944

REVENUE SHARE EXPENSE	1,703,676	723,396	4,690,943	2,539,021

GROSS MARGIN	1,398,931	1,062,741	3,429,559	2,919,923

OPERATING EXPENSES	2,028,589	1,311,959	5,320,220	4,133,505

LOSS FROM OPERATIONS	(629,658)	(249,218)	(1,890,661)	(1,213,582)

OTHER INCOME (EXPENSE)
Interest income	6,872	6,634	23,691	27,292
Interest expense	-	-	-	(163)

TOTAL OTHER INCOME (EXPENSE)	6,872	6,634	23,691	27,129

LOSS BEFORE PROVISION FOR INCOME TAXES	(622,786)	(242,584)	(1,866,970)	(1,186,453)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(622,786)	$(242,584)	$(1,866,970)	$(1,186,453)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	29,256,367	29,433,846	29,517,975	29,374,319

NET LOSS PER SHARE
BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the nine months Ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,866,970)	$(1,186,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,418	153,968
Stock based compensation	497,033	435,168
Changes in:
Accounts receivable	355,644	523,107
Prepaid expenses	(165,986)	(32,136)
Accounts payable	351,544	(383,794)
Revenue share payable	(744,526)	(134,905)
Accrued expenses	146,291	35,419
Deferred revenue	342,511	539,105
NET CASH USED IN OPERATING ACTIVITIES	(735,041)	(50,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,310)	(85,417)
Patent rights	-	(7,268)
Web development and other intangible costs	(867,168)	(132,306)
NET CASH USED IN INVESTING ACTIVITIES	(896,478)	(224,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	449,500
Repurchase of common stock and stock payable	(390,000)	(806,915)
NET CASH USED IN FINANCING ACTIVITIES	(390,000)	(357,415)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,021,519)	(632,927)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,034,647	8,207,565
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,013,128	$7,574,638

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$163
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

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

The consolidated financial statements for the three and nine months ended September 30, 2017 and 2016, have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2017 and 2016, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in our consolidated financial statements for the prior periods to conform to the presentation of our consolidated financial statements for the current periods.

NOTE 2 – STOCKHOLDERS’ EQUITY

Our Director Compensation plan calls for the issuance of 6,250 shares of common stock per quarter to each Independent Director. In connection with this plan, we issued 18,750 shares in each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, valued at $15,375, $19,312, and $23,250, respectively. In connection with the same plan, we issued 12,500 shares in each of the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, valued at $13,125, $14,375, and $13,750, respectively.

As described in greater detail in Note 4, related party transactions, in the quarter ended March 31, 2016, we made a one-time payment of $720,415 to our previous CEO in lieu of issuing shares owed to him from prior years. A portion of this payment, $357,415, was for 295,384 shares of common stock reflected in stock payable at December 31, 2015. We also redeemed 500,000 shares of common stock held by this same previous CEO in the quarter ended June 30, 2017 at a price of $0.78 per share for a total payment of $390,000.

We issued 50,000 shares of common stock in the quarter ended June 30, 2016 related to shares that were previously reflected in common stock payable. In addition, we issued 69,519 shares of common stock during the nine months ended September 30, 2016 in connection with the cashless exercise of previous option grants that were approaching expiration.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 2 – STOCKHOLDERS’ EQUITY (continued)

We issued 100,000 shares of common stock in connection with the settlement of litigation in the quarter ended June 30, 2016.

In the quarter ended September 30, 2016, we issued 384,118 shares of common stock to an unrelated party in a private transaction and received proceeds of $449,500. These proceeds were used to redeem 384,118 shares of common stock payable owed to our Senior Vice President of Sales for $449,500 in lieu of issuing the shares, which were previously reflected in stock payable.

NOTE 3 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock-based compensation. We recorded $439,095 and $270,117 in compensation expense in the nine months ended September 30, 2017 and 2016, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the table below as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there is $1,447,842 of unearned compensation expense through 2022.

	2017	2016

Expected dividend yield	0%	0%
Risk free interest rate	1.47% - 1.49%	0.86% - 1.15%
Expected option term	3.5 - 5.0 years	4.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	67% - 78%	91% - 99%

NOTE 4 – RELATED PARTY TRANSACTIONS

In the quarter ended March 31, 2016, after hiring a new CEO, we paid our previous CEO $720,415 in lieu of issuing him 595,384 shares of common stock based on the 50-day average price of $1.21 per share. A total of 295,384 of these shares were due as a result of previously granted stock awards in 2014 and 2015, for which shares had not yet been issued. These shares were recorded as stock payable on the balance sheet at December 31, 2015. The remaining 300,000 shares were due in connection with the purchase of a patent from the previous CEO in 2010. These shares were recorded as accounts payable – related party on the balance sheet at December 31, 2015. The difference between the value the shares were initially recorded at in 2010 and the amount they were redeemed at in 2016 was recorded as additional paid in capital.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

Also, in the quarter ended June 30, 2016, we entered into a separation agreement and an 18-month consulting agreement with our previous CEO. The consulting agreement set forth the terms of the previous CEO’s continued relationship with our company. The consulting agreement began on April 1, 2016. Under the terms of the consulting agreement, he received a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also called for total payments of $12,425 related to insurance benefits. The separation agreement and consulting agreement replaced and superseded all previously disclosed payments related to his severance and board fees.

In the quarter ended June 30, 2017, we redeemed 500,000 shares of common stock owned by the previous CEO at a price of $0.78 per share for a total of $390,000 and amended the consulting agreement to terminate on July 31, 2017 instead of the original end date of September 30, 2017.

In July 2016, we redeemed 384,118 shares of common stock owed to our Senior Vice President of Sales from stock grants awarded in 2014 and 2015, but not issued at the time of the grant. We redeemed these shares for a payment of $449,500.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The company is currently involved in no legal proceeding.

In the quarter ended September 30, 2017, we dismissed, without prejudice, litigation that we had initiated that was pending in Missouri state court against LDM Group, LLC and PDR Network, LLC.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to September 30, 2017 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Overview

Company Highlights through October, 2017

1)	Our revenue for the first nine months of 2017 were approximately $8.1 million, a 49% increase over the same period in 2016, attributable to financial and brand messaging growth from new and returning clients.
2)	Our revenue for the third quarter ended September 30, 2017 were approximately $3.1 million, a 74% increase over the same quarter in 2016.
3)	We continue to expand our client base, brands, and agencies advising the industry on this new channel and as a result now have more master service agreements than we have had in the firm’s history.
4)	To support and scale our growth, we hired prominent health IT veteran Miriam Paramore, effective August 1, 2017, as President as well as several business development and operations people.
5)	We also announced agreements with Isalus Healthcare and Aprima Medical Software that further expanded our network and anticipate many more in the coming months.

Our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms continues to grow as well. We are actively engaged in discussions with several additional EHRs to integrate our technology into their platforms. We are also working extensively with our existing platforms to expand the reach of our eCoupon product to all of their providers, as well as increasing the utilization of the eCoupon functionality by their existing users.

With the growth of both our pharmaceutical products and our distribution network, we expect that our distribution of financial messages will continue to increase over last year and brand messaging will continue to support growth in top-line revenue.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Revenues

Our total revenue for the three months ended September 30, 2017 was approximately $3.1 million, an increase of 74% over the approximately $1.8 million from the same period in 2016. Our total revenue for the nine months ended September 30, 2017 was approximately $8.1 million, an increase of 49% over the approximately $5.5 million from the same period in 2016. These increased revenues resulted primarily from increases in our brand messaging products, as well as expanded distribution channels for our financial messaging. Additionally, the launch of new pharmaceutical brands, which now total over 100 between financial and brand messaging, also contributed to the increase. We expect continued quarter over quarter increases for the balance of the year, given our improved visibility within our expanding client base.

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

	Quarter ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Cost of Sales %	54.9%	40.5%	57.8%	46.5%
Gross Margin %	45.1%	59.5%	42.2%	53.5%

Our cost of sales percentage decreased from the first quarter of 2017 to the third quarter of 2017 as reflected in the table below and we expect this percentage to continue to gradually decrease in future quarters as we implement new channels in our core financial messaging product with lower revenue share percentages and as we update our existing agreements to share third party costs. We also expect our margins on our brand messaging product to increase as we diversify across additional channels and increase brand messaging revenues. Our goal is to achieve gross margins of 50% or greater.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017

Cost of Sales %	64.0%	56.0%	54.9%
Gross Margin %	36.0%	44.0%	45.1%

Operating Expenses

Operating expenses increased from approximately $1.3 million for the three months ended September 30, 2016 to approximately $2.0 million for the same period in 2017. Operating expenses increased from approximately $4.1 million for the nine months ended September 30, 2016 to approximately $5.3 million for the same period in 2017. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Salaries, Wages, & Benefits	$1,242,638	$668,089	$2,858,312	$1,998,525
Stock-based compensation	205,158	128,164	497,033	325,167
Professional Fees	35,661	81,117	219,323	425,457
Board Compensation	23,125	12,500	60,625	37,500
Investor Relations	26,887	13,979	79,031	80,907
Consultants	76,745	43,581	285,466	117,418
Advertising and Promotion	45,406	81,374	189,646	230,507
Depreciation and Amortization	132,473	52,640	348,418	153,967
Development and Maintenance	103,172	97,211	373,778	244,623
Office, Facility, and other	70,203	61,572	206,124	154,040
Travel and Entertainment	67,121	71,732	201,466	205,394
Subtotal	2,028,589	1,311,959	5,320,220	3,973,505

Lawsuit settlement	-	-	-	160,000

Total Operating Expense	$2,028,589	$1,311,959	$5,320,220	$4,133,505

The largest increases in operating expenses related to human resource costs, including consultants. This represents approximately 86% of the increase. Since the beginning of the first quarter of 2016, we have built out the team necessary to scale the business. In addition, our rapid revenue growth has resulted in increased revenue based incentive compensation. The increase in development, maintenance, and integration costs reflects start-up costs related to the integration of new EHRs, as well as increased capacity of our technology systems. These investments are starting to show their value through accelerated revenue growth and our transition to a broader client base and scale potential. As reflected in the table below, our operating expenses are decreasing as a percentage of overall revenue.

	Quarter ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Operating expense as a percentage of revenue, excluding litigation settlements	65.4%	73.5%	65.5%	72.8%

The lawsuit settlement was a one-time expense incurred in 2016 that also has the effect of decreasing our professional fees in 2017 compared with 2016 as a result of the reduced litigation activities.

We expect our overall operating expenses to continue at the 2017 level or above as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace; however, we expect operating expense as a percentage of revenue to continue to decrease.

Net Loss

Our net loss for the three months ended September 30, 2017 was approximately $623,000 as compared to a loss of approximately $243,000 during the same period in 2016. Our net loss for the nine months ended September 30, 2017 was approximately $1.9 million as compared to a loss of approximately $1.2 million during the same period in 2016. The reasons for specific components are discussed above. Overall, the increased loss for the nine months ended September 30, 2017 over 2016 is primarily explained by the increase in operating expenses intended to accelerate growth, offset in part by an increase in gross margin.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of approximately $8.0 million, compared with total current liabilities of approximately $3.8 million, resulting in working capital of approximately $4.2 million and a current ratio of approximately 2.1 to 1, decreased from the working capital of approximately $6.5 million and current ratio of 2.8 to 1 at December 31, 2016.

Our operating activities used approximately $735,000 in cash in the nine months ended September 30, 2017, compared with cash used of approximately $50,000 during the nine months ended September 30, 2016. The cash used in 2017 resulted from our net loss, partially offset by noncash expenses and working capital management.

We used approximately $896,000 in investing activities in the nine months ended September 30, 2017, compared with approximately $225,000 in the same period in 2016 as set forth in the following table.

	Nine Months Ended September 30
	2017	2016

Property and Equipment	$29,310	$85,417
Patent Rights	-	7,268
Allscripts Touchworks cost	650,000	-
Software and other intangible assets	217,168	132,306
Total	$896,478	$224,991

The Allscripts Touchworks cost is for access to their Touchworks platform, exclusive access to their entire network for financial messaging, and a portion of their development costs. This cost is being amortized over the four-year period of exclusivity.

We used $390,000 in financing activities in the nine months ended September 30, 2017, compared with approximately $357,000 used in the same period in 2016. In both periods, this related to payments to our prior CEO. In 2017, we acquired and retired 500,000 shares of common stock at a price of $0.78 per share. In 2016, we made a cash payment in lieu of issuing common shares owed him that were previously reflected in common stock payable on the balance sheet.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off-balance sheet arrangements.

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

Remediation of Material Weaknesses

As disclosed in more detail in our Form 10-K for the year ended December 31, 2016, as well as in our Form 10-Q for the quarter ended March 31, 2017, in such reports filed with the SEC, management previously identified material weaknesses related to inadequate segregation of duties and inadequate information technology reporting systems to insure accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2017, management has remedied the material weaknesses as discussed below.

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

Changes in Internal Control over Financial Reporting

The above changes made in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2017, have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the quarter ended September 30, 2017, we dismissed, without prejudice, a lawsuit that we had initiated against LDM Group, LLC and PDR Network, LLC that was pending in Missouri state court.

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on Form 10-K for 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In each of March, June, and September 2017, we issued 18,750 shares of common stock to our independent directors in connection with our Director Compensation Plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

**  Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: November 2, 2017

By:	/s/ William J Febbo
William J Febbo
	Title:	Chief Executive Officer,
Principal Executive Officer, and Director

OptimizeRx Corporation

Date: November 2, 2017

By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

