Form 10-K
period 2017-12-31
OptimizeRx Corp
filed 2018-03-08
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $22,418,553

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,318,081 common shares as of February 28, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules	35

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1. Business

Overview

We are a leading provider of digital health messaging via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers. Our cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, education and critical clinical information. Our network is comprised of leading EHR platforms and provides more than half a million healthcare providers access to these benefits within their workflow at the point of care.

2017 Company Highlights

1)	Net revenue increased 56% to a record $12.1 million in 2017 over 2016.

2)	Net revenue was a record $4.0 million in Q4 2017, up 75% over Q4 2016.

3)	Appointed health IT industry veteran, Miriam Paramore, as president to expand our electronic health records (EHR) network, add new solutions and drive scale in our business model.

4)	Expanded our sales team and established a strong base which helped drive record revenues for Q3 and Q4 2017 with expected revenue growth in 2018 and beyond.

5)	Acquired new pharmaceutical manufacturers and brands for our core offerings of Financial and Brand messaging for distribution through our expanding channel partners.

6)	Continued growth through our success in acquiring, integrating and expanding into new promotional EHR/eRx platforms with a greater than 20% increase in reach to healthcare providers in 2017.

7)	Proven investment returns from our pharmaceutical promotions, as determined by an independent analytics firm, with multiple pharmaceutical brands that differentiates our programs as one of the most effective digital tactics available to pharmaceutical firms.

8)	Expanded our exclusive partnership with Allscripts Healthcare, which now includes real-time financial, informational, and clinical messaging to Allscripts ambulatory platforms.

Pharmaceutical Sales and Marketing Updates

Our sales team continues to expand our business with existing clients and win new clients. We are focused on adding additional brands for existing clients, providing new solutions, expanding the utilization of our network for existing brands, and obtaining new clients.

Additionally, we expanded our service offerings:

●	Brand Messaging – We have successfully integrated our new platform with partners in 2017 and have launched initial programs. Additionally, we expect our exclusive partnership with Allscripts, which allows us to offer LogRx brand messaging and Infoscripts messaging, to accelerate revenue growth in this area.

●	Brand Support – We have designed a service to better insure that manufacturer brands are available in every ePrescribing platform available, and we have incorporated this to an overall program related to launch brands that include brand awareness messaging and financial messaging.

We also continued to ramp up our marketing efforts:

●	Spoke at Coupon and Co-Pay Off-set Strategies Conference.

●	Presented at multiple investor conferences in 2017, including: Noble Capital Markets’ 13th Annual Investor Conference, 29th annual Roth Conference, 7th Annual LD Micro Invitational and 10th Annual LD Micro Main Event.

●	Lead kick-off panel, “A New Infrastructure for Healthcare,” at Distributed: Health Conference.

●	Sponsored CBI’s 4th Annual Bio/Pharma Forum on e-Rx and EHR as well as moderated a panel.

With the growth of both the number of our pharmaceutical brands and our distribution network, we expect our distribution of financial messages will continue to increase substantially in 2018.

Operational Update

In 2018, we plan to expand our existing network and increase physician utilization of our partner networks. We continue to work individually with our partners based on their particular situation, focusing on improving workflow and increasing coupon utilization by providers that have access, obtain access for those prescribers that currently do not have financial messaging access, and increase overall revenue derived from each channel. In addition to revenue growth provided by new brands and new network partners, we believe there is significant revenue growth potential within our existing brands by better utilizing our existing partner networks.

In 2015, we signed an agreement with Allscripts to become their exclusive provider of financial messaging and obtain access to their Touchworks EHR product that is used primarily by large ambulatory systems. Financial messaging activity commenced within the Touchworks platform late in Q1 2017 and ramped up gradually throughout the balance of the year. We expect activity to ramp more quickly in 2018, with significant growth generated by this channel in 2018. In addition, we launched five new EHRs in 2017 and we have three others launching in Q1 2018. We anticipate revenue from these channels to accelerate in 2018 and positively impact revenue.

Technology Updates

To support our growth, we have migrated our platform to Oracle database software. Our system can manage up to one million rules and return the appropriate content within one second. This ultra-fast response time helps avoid delays and supports our expectation for accelerated revenue growth. To further improve the efficiency of our system, we are in the process of moving our software to Amazon Web Services.

We have developed our own proprietary brand messaging system designed to expand our ability to deliver key clinical messages in addition to financial support, and we plan to integrate this within EHRs that currently do not offer this valued product to their providers. We launched this system in 2017 with one channel partner and expect to launch it with additional partners in 2018.

Summary

Despite the lengthy sales cycle involved in creating this new financial messaging market, we remain excited about our core financial messaging business. We expect to significantly accelerate revenue growth in 2018, driven by the launch of additional channels, brands and products. We also expect our active network to continue to grow substantially in 2018.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

●	Financial Messaging – Our integrated financial messaging platform is a revolutionary virtual “Patient Support Center” that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems. It allows them to search, print or electronically dispense directly to patients and a national network of pharmacies. Our platform eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings for their patients. Today, nearly 60% of doctor offices ban or limit drug representatives and the samples they offer. While samples are still valuable, our solution address the fact that many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

●	Brand Messaging – Our brand messaging services include a variety of brand awareness and clinical messaging services that can be tailored to meet the needs of a brand. These messages can include brand awareness messages, reminder ads, clinical messages and unbranded messages that can be targeted by specialty, diagnostic code and other criteria. Brand messaging is highly complementary to our core financial messaging product. Historically, we have sold brand messaging based on specific products offered by our EHR partners, but we have developed our own proprietary brand messaging system and rolled this product out in 2017. We have also purchased all available 2018 inventory from Allscripts for its LogRx brand messaging product, as well as its Infoscripts messaging product. We believe brand messaging represents a significant growth opportunity for us.

●	Brand Support – Our brand support is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their products. Our services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists pharmaceutical manufacturers in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but represents a significant growth opportunity for us.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness in the market. As previously discussed, we continue to actively participate in industry and partner events such as ExL Pharma and the ACE – Allscripts Users Conference, as well as having taken a lead sponsor position in the CBInet eRx and EHR conferences in March of 2017.

We also continue to focus on the expansion of our strategic partnership with WPP, plc. We plan to continue to increase our marketing efforts with all of our strategic partners as we continue to promote our platform primarily through:

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

Despite these overall competitors, we do not have major competition in our specific portion of the financial messaging market. We have a growing list of potential partners whom either have content that they want to deliver through our distribution engine and network, or have complementary technology and want to integrate our solution as a channel partner and thereby increase our reach to clinicians. The primary direct competitors in our space of the market are ConnectiveRx and Aptus Health. However, we believe our breadth of brands offered, extensive list of pharmaceutical clients, and the vast reach of our network give us a substantial advantage and allow us to achieve a dominant position in the marketplace.

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

Government Regulation

Fraud and Abuse Laws

Anti-Kickback Statutes

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under a federal healthcare program such as Medicare or Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal healthcare programs, the statute has been violated. The law contains a few statutory exceptions, including payments to bona fide employees, certain discounts and certain payments to group purchasing organizations. Violations can result in significant penalties, imprisonment and exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion of a manufacturer would preclude any federal healthcare program from paying for its products. In addition, kickback arrangements can provide the basis for an action under the Federal False Claims Act, which is discussed in more detail below. The Anti-Kickback Statute is broad and potentially prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of Health and Human Services, or OIG, issued a series of regulations, known as the safe harbors, beginning in July 1991. These safe harbors set forth provisions that, if all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Arrangements that implicate the Anti-Kickback Law, and that do not fall within a safe harbor, are analyzed by the OIG on a case-by-case basis. Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas. In addition to the Federal Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payors, including commercial health insurance companies.

False Claims Laws

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, if they are found to have caused submission of false claims. The Federal Civil False Claims Act also includes whistle blower provisions that allow private citizens to bring suit against an entity or individual on behalf of the United States and to recover a portion of any monetary recovery. Many of the recent highly publicized settlements in the healthcare industry related to sales and marketing practices have been cases brought under the False Claims Act. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Privacy and Security

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated there under require certain entities, referred to as covered entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While not directly regulated by HIPAA, our customers or distributors might face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA.  It is possible that HIPPA compliance could become a substantial regulatory burden and expense to our operations, although we do not believe that this will occur as a general website publisher.

Employees

As of December 31, 2017, we had 23 full-time employees and one part-time employee, in addition to contracted programmers, as needed, throughout the year.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Corporation, a Michigan corporation.

Recent developments

In February 2018, the Company’s Board of Directors amended the 2013 Equity Compensation Plan to increase the number of shares authorized under the plan to 5,500,000. At the same time, the Company granted 390,000 shares of restricted common stock to officers and options to purchase 320,000 shares of common stock with an exercise price of $1.40 to non-officers, both of which vest only if the Company achieves certain stretch revenue goals in either 2019 or 2020. In addition, the Company accelerated vesting to 2018 on 300,000 existing options that previously vested in 2021.

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

Our revenues are concentrated in approximately 25 customers, primarily large pharmaceutical manufacturers and large advertising agencies. Loss of one or more of our larger customers could have a negative impact on our operating results. In each of 2016 and 2017, our largest customer in the year accounted for approximately 12% of revenues, although it was a different customer in each year.

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

We are reliant upon our contracts with leading electronic prescribing platforms, including Allscripts, Dr. First, Quest Diagnostics, Amazing Charts, and others. Such arrangements subject us to a number of risks, including the following:

●	Our contract partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;

●	Legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our partners and may lead to lengthy and expensive litigation or arbitration;

●	Significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to satisfy obligations under any such arrangement; and

●	A partner could terminate the partnership arrangement, which could negatively impact our ability to sell our products and achieve revenues.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

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

We also have month to month leases on shared office spaces in Cambridge Massachusetts and Nashville Tennessee, with monthly lease payments of $2,700 and $1,360, respectively.

We believe that our properties are adequate for our current needs, but growth potential may require larger facilities due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We have no current legal proceedings.

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

Fiscal Year Ending December 31, 2016

Quarter Ended	High $	Low $
March 31, 2016	1.24	0.89
June 30, 2016	1.20	0.95
September 30, 2016	1.20	1.00
December 31, 2016	1.14	0.71

Fiscal Year Ending December 31, 2017

Quarter Ended	High $	Low $
March 31, 2017	0.85	0.65
June 30, 2017	1.10	0.63
September 30, 2017	1.30	0.92
December 31, 2017	1.60	1.15
Quarter Ended March 31, 2018 (through February 28, 2018)	$1.66	$1.12

On February 28, 2018, the last sales price per share of our common stock was $1.58.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2018, we had 29,318,081 shares of our common stock issued and outstanding, held by approximately 325 shareholders of record at our transfer agent, with approximately 1,200 additional shareholders holding our shares in street name.

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

 Securities Authorized for Issuance under Equity Compensation Plans

On June 13, 2013, our Board of Directors adopted the 2013 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 1,500,000 incentive or non-qualified options to purchase our common stock, or stock awards. In March 2016, the Board expanded the number of shares issuable under the plan to 4,000,000 and in February 2018, the number of shares issuable was increased to 5,500,000.

Equity Compensation Plans as of December 31, 2017

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2013 Equity Compensation Plan	4,106,250	$1.04	(1)
Other Equity Compensation (warrants)	1,044,583	$1.11	N/A
Total	5,150,833	$1.06	(1)

(1)	We had no remaining shares available to grant under the Plan at December 31, 2017. In 2018, we increased our available shares under the Plan to 5,500,000 shares.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In December 2017, we issued 18,750 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in Q4 2017.

In February 2018, we granted 390,000 shares of common stock to officers and options to purchase 320,000 shares of common stock with an exercise price of $1.40 to non-officers, both of which vest only if we achieve certain stretch revenue goals in either 2019 or 2020.

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

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2017 and 2016

Net Revenue

Our net revenue for the year ended December 31, 2017 was approximately $12.1 million, an increase of 56% from the year ended December 31, 2016. This increase resulted from increased pharmaceutical brands, an increased distribution network, and strong growth in our brand messaging product. We expect continued strong revenue growth in 2018 as a result of the foundations laid in 2016 and 2017.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 25 pharmaceutical companies as customers. We have focused our efforts on expanding both our customer base and our product offerings and are becoming less dependent on any one customer. In each of 2016 and 2017, we only had one pharmaceutical manufacturer that individually accounted for greater than 10% of our revenues, and that was a different customer in each year.

Cost of Sales

Our total cost of sales, composed primarily of revenue share expense, increased in the year ended December 31, 2017, from the year ended December 31, 2016 primarily due to the increase in revenues. In addition, revenue share expense as a percentage of revenue in 2017 increased from 2016 from approximately 44% in the year ended December 31, 2016 to approximately 51% in the year ended December 31, 2017.

This increase in revenue share expense as a percentage of revenue resulted primarily from product mix, and specifically from the substantial increase in our brand messaging revenue that has a lower margin and higher costs relative to our core financial messaging product. We expect revenue share expense as a percentage of revenue in 2018 to decline from 2017 levels. We have signed revenue share agreements with newer partners that contain lower revenue share percentages, and as revenue from those new channels increases, we expect it to help lower our overall percentage. We also expect continued growth in our brand messaging product, and this will enable us to spread the fixed costs associated with this type of messaging over a larger base and result in a lower overall revenue share percentage.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased substantially from 2016 to 2017 as a result of the increased revenue. However, our gross margin percentage decreased from approximately 56% in 2016 to 49% in 2017 for the reasons discussed above in the cost of sales section. We are focused on improving our margins in 2018 and have a target of increasing our margin to 55%.

15

Operating Expenses

Operating expenses increased to approximately $8.1 million for the year ended December 31, 2017, from approximately $5.9 million for the year ended December 31, 2016, an increase of approximately 36%. The detail by major category is reflected in the table below.

	Years Ended December 31
	2017	2016

Salaries, Wages and Benefits	$4,151,740	$2,919,809
Professional Fees	324,117	576,995
Board Compensation	89,000	50,000
Investor Relations	126,548	127,082
Consultants	356,220	213,535
Advertising and Promotion	207,062	296,997
Depreciation and Amortization	324,551	235,284
Development and Maintenance	1,009,022	398,396
Office, Facility and Other	297,700	214,776
Travel	294,425	279,403

Subtotal	7,180,385	5,312,277

Stock-based compensation	902,389	559,301
Lawsuit settlement	-	50,000

Total Operating Expense	$8,082,774	$5,921,578

The main reasons for the overall increase in operating expenses in 2017 was our focus on staffing and scaling our company to focus on, and be able to support, accelerated revenue growth.

Within the operating expenses, there were a variety of increases, the largest of which was in salaries, wages and benefits as a result of additional staff added in 2016 and 2017, including related benefits. During 2017, we hired a president and two new vice presidents of sales, as well as additional supporting positions. Incentive compensation also increased in 2017, primarily as a result of the increase in revenues. We also enhanced our sales commission program and expanded it to include account managers to greater incentivize those people interfacing with the customers. We expect our compensation expense to increase in 2018, but at a much lower rate than in 2017.

Professional fees decreased due to the resolution of our last remaining piece of litigation in 2017. In 2018, we expect professional fees to remain at 2017 levels or even slightly decrease.

Expenses related to development, management, and maintenance of our technology increased in 2017 as a result of improvements to our system as well as costs associated with the start of migrating our technology to Amazon Web Services. We expect these costs to decrease significantly in 2018 due to the investments made in 2017.

Depreciation and amortization increased in 2017 from the 2016 levels primarily because of the assets capitalized in 2016 and 2017. Other increases in operating expenses generally increased due to the increased staffing levels.

Net Loss

We finished the year ended December 31, 2017 with a loss of approximately $2.1 million, as compared to a loss of approximately $1.5 million during the year ended December 31, 2016. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin offset by increased operating expenses to support future growth. In addition, the loss in both periods included significant noncash items. We had approximately $800,000 in noncash expense in 2016 and approximately $1.45 million in noncash expense in 2017.

Quarterly Financial Information

Following is a table of our quarterly operating results for 2017 for information purposes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$2,152,073	$2,865,823	$3,102,607	$4,006,919	$12,127,422

Revenue Share Expense	1,381,733	1,605,534	1,703,676	1,483,671	6,174,614

Gross Profit	770,340	1,260,289	1,398,931	2,523,248	5,952,808

Operating Expenses	1,660,778	1,630,853	2,028,589	2,762,554	8,082,774

Income (Loss) from Operations	(890,438)	(370,564)	(629,658)	(239,306)	(2,129,966)

Other income	7,756	9,063	6,872	2,246	25,937

Loss before Taxes	(882,682)	(361,501)	(622,786)	(237,060)	(2,104,029)

Provision for Taxes	-	-	-	-	-

Net Income (Loss)	(882,682)	(361,501)	(622,786)	(237,060)	(2,104,029)

Loss per share
Basic and Diluted	$(0.03)	$(0.01)	$(0.02)	$(0.01)	$(0.07)

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of approximately $8.8 million, compared with current liabilities of approximately $3.5 million, resulting in working capital of approximately $5.3 million and a current ratio of approximately 2.5 to 1. This compares with the working capital balance of approximately $6.5 million and the current ratio of 2.8 to 1 at December 31, 2016. This decrease in working capital, as discussed in more detail below, is primarily the result of cash used in investing activities, as well as the redemption of shares of common stock held by our previous CEO.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2017 and 2016, as presented.

	2017	2016
Net cash used in operating activities	$(1,479,831)	$(465,965)
Net cash used in investing activities	(42,243)	(349,538)
Net cash used in financing activities	(390,000)	(357,415)

Net decrease in cash and cash equivalents	$(1,912,074)	$(1,172,918)

Our operating activities used approximately $1.5 million in the year ended December 31, 2017, as compared with approximately $0.5 million used in operating activities in the year ended December 31, 2016. The cash used in operations in 2017 was the result of both increased levels of working capital required to support higher revenue levels as well as a change in the contractual relationship related to certain partners resulting in a reduction of revenue share payable at December 31, 2017. The majority of the cash used in operations in 2016 related to a payment to our previous CEO. We had an accounts payable recorded at $570,000 to the previous CEO payable in 300,000 shares of common stock. We paid $363,000 in full settlement of the liability in cash in lieu of issuing shares. The difference between the amount paid and the amount recorded was charged to additional paid in capital.

We used approximately $50,000 in investing activities in the year ended December 31, 2017, as compared with approximately $350,000 used in investment activities in the year ended December 31, 2016. These investment activities relate to improvements being implemented in our software platform, protection and expansion of our patent portfolio and upgrade of our office facilities and computers. These items represent important components of our business strategy moving forward.

Financing activities used $390,000 in 2017 as a result of the redemption of shares of common stock held by our previous CEO. Financing activities used approximately $357,000 during the year ended December 31, 2016. This results from a payment to our previous CEO in 2016. In addition to the accounts payable related party, we also owed shares for previous stock grants. A total payment of approximately $720,000 was made to the previous CEO in 2017, with $363,000 affecting cash flow from operations and $357,000 reflected as cash flow from financing activities.

With our cash on hand, we have sufficient cash to operate our business for more than the next 12 months and we do not anticipate the need to raise additional equity for operating purposes.

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017; however, we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets and impairment of assets.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2019. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the new revenue standards in Q1 2018. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-3	Consolidated Balance Sheets as of December 31, 2017 and 2016;
F-4	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2016;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2017;
F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and
F-8	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OptimizeRx Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OptimizeRx Corporation (“the Company ”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the OptimizeRx Corporation consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

March 7, 2018

Office	801.783.2950
fax	801.783.2960

www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

KLJ & Associates, LLP

5201 Eden Ave.

Suite 300

Edina, MN 55436

Office: 630-277-2330

Fax: 763-592-8238

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

OptimizeRx Corporation

Rochester, MI

To Whom It May Concern:

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation as of December 31,2016, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimizeRx Corporation as of December 31, 2016 and the results of their operations and their cash flows for year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Sincerely,

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 8, 2017

OPTIMIZERx CORPORATION

Consolidated Balance Sheets as of

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$5,122,573	$7,034,647
Accounts receivable	2,257,276	1,951,811
Accounts receivable – related party	1,173,614	1,108,585
Prepaid expenses	255,428	80,820
Total Current Assets	8,808,891	10,175,863
Property and equipment, net	167,305	173,649
Other Assets
Patent rights, net	638,766	772,394
Web development costs, net	143,730	351,804
Security deposit	5,049	5,049
Total Other Assets	787,545	1,129,247
TOTAL ASSETS	$9,763,741	$11,478,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$457,289	$369,214
Accrued expenses	953,947	288,268
Revenue share payable	1,177,136	2,495,059
Revenue share payable – related party	447,670	127,458
Deferred revenue	507,160	386,581
Total Liabilities	3,543,202	3,666,580
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at December 31, 2017 and 2016,	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 29,318,081 and 29,718,867 shares issued and outstanding at December 31, 2017 and 2016, respectively	29,318	29,719
Stock warrants	1,286,424	2,294,416
Additional paid-in-capital	35,267,919	33,747,137
Accumulated deficit	(30,363,122)	(28,259,093)
Total Stockholders’ Equity	6,220,539	7,812,179
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,763,741	$11,478,759

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations for the Years

Ended December 31, 2017 and 2016

	For the year ended December 31, 2017	For the year ended December 31, 2016

NET REVENUE
Revenue	$8,431,208	$6,209,051
Revenue – related party	3,696,214	1,542,411
TOTAL NET REVENUE	12,127,422	7,751,462
REVENUE SHARE EXPENSE	6,174,614	3,411,396
GROSS MARGIN	5,952,808	4,340,066
EXPENSES
Operating expenses
Stock-based compensation	902,389	559,301
Depreciation and amortization	324,551	235,284
Lawsuit settlement	-	50,000
Other general and administrative expenses	6,855,834	5,076,993
Total Operating expenses	8,082,774	5,921,578
LOSS FROM OPERATIONS	(2,129,966)	(1,581,512)
OTHER INCOME
Interest income	25,937	42,309
TOTAL OTHER INCOME	25,937	42,309
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,104,029)	(1,539,203)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(2,104,029)	$(1,539,203)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTIVE	29,459,259	29,707,918
NET LOSS PER SHARE: BASIC & DILUTIVE	$(0.07)	$(0.05)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2016

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Stock Warrants	Additional Paid-in Capital	Stock Payable	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2015	-	$-	29,030,925	$29,031	$2,329,508	$32,185,499	$1,132,148	$(13,800)	$(26,719,890)	$8,942,496
Issuance of stock options to employees						384,126				384,126
Issuance of common stock:
for services			50,000	50		51,325				51,375
for cash			384,188	384		449,116				449,500
for options			103,754	104		(104)				-
for litigation settlement			100,000	100		109,900				110,000
Issue shares for stock payable			50,000	50		94,450	(94,500)			-
Shares payable redeemed for cash						437,733	(1,037,648)			(599,915)
Expiration of Warrants					(35,092)	35,092				-
Expense consulting services								13,800		13,800
Net loss for the year									(1,539,203)	(1,539,203)
Balance, December 31, 2016	-	$-	29,718,867	$29,719	$2,294,416	$33,747,137	$-	$-	$(28,259,093)	$7,812,179

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2017

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2016	-	$-	29,718,867	$29,719	$2,294,416	$33,747,137	$(28,259,093)	$7,812,179
Issuance of stock options to employees						815,014		815,014
Issuance of common stock:
for services			75,000	75		87,300		87,375
for options			24,214	24		(24)		-

Shares redeemed for cash			(500,000)	(500)		(389,500)		(390,000)
Expiration of Warrants					(1,007,992)	1,007,992		-
Net loss for the year							(2,104,029)	(2,104,0290)
Balance, December 31, 2017	-	$-	29,318,081	$29,318	$1,286,424	$35,267,919	$(30,363,122)	$6,220,539

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2017 and 2016

	For the year ended December 31, 2017	For the year ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,104,029)	$(1,539,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,551	235,284
Loss on disposal of assets	65,738	-
Stock options issued for services	815,014	384,126
Stock-based compensation	87,375	175,175
Changes in:
Accounts receivable	(305,465)	514,514
Accounts receivable related party	(65,029)	(727,460)
Prepaid expenses	(174,608)	(10,197)
Accounts payable	88,075	(205,977)
Revenue share payable	(1,317,923)	177,254
Revenue share payable – related party	320,212	89,655
Accrued expenses	665,679	281,285
Deferred revenue	120,579	159,579
NET CASH USED IN OPERATING ACTIVITIES	(1,479,831)	(465,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,243)	(178,434)
Patent rights	-	(7,268)
Intangible Assets	-	(163,836)
NET CASH USED IN INVESTING ACTIVITIES	(42,243)	(349,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	449,500
Redemption of common stock	(390,000)	(806,915)
NET CASH USED IN FINANCING ACTIVITIES	(390,000)	(357,415)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,912,074)	(1,172,918)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,034,647	8,207,565
CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,122,573	$7,034,647
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx Corporation is a leading provider of digital health messaging via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers. The company’s cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, education and critical clinical information. The company’s network is comprised of leading EHR platforms and provides more than half a million healthcare providers access to these benefits within their workflow at the point of care.

The company was originally formed as Optimizer Systems, LLC in the State of Michigan on January 31, 2006. It converted its form to a corporation on October 22, 2007 and changed its name to OptimizeRx Corporation. On April 14, 2008, RFID, Ltd., a Colorado corporation, consummated a reverse merger by entering into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for 1,256,958 shares of common stock of RFID, Ltd., representing 100% of the outstanding capital stock of RFID, Ltd. As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business. On April 15, 2008, RFID, Ltd.’s corporate name was changed to OptimizeRx Corporation. On September 4, 2008, a migratory merger was completed, thereby changing the state of incorporation from Colorado to Nevada, resulting in the current corporate structure, in which OptimizeRx Corporation, a Nevada corporation, is the parent corporation, and OptimizeRx Corporation, a Michigan corporation, is its wholly-owned subsidiary (together, “OptimizeRx” and “the Company”).

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $0 for each of the years ended December 31, 2017 and 2016. The allowance for doubtful accounts was $0 as of both December 31, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives of three to five years for office equipment and three years for computer equipment using the straight-line method of depreciation for book purposes. Maintenance and repair charges are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost and are being amortized over their estimated useful lives of seventeen years for patents and three to four years for software and websites using the straight-line method.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition and Revenue Share Expense

Revenue is recognized when it is earned. Revenues are primarily generated from content delivery activities in which the Company delivers financial or brand messaging through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), or from reselling services that complement the business for other partners.

The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network upon completion of the setup when the client’s campaign is ready to launch within the system. As the messaging is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, at the time of distribution. Revenue for transactions can be realized based on a price per message, a price per redemption, or as a flat fee over a period of time, depending on the client contract. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue.

In some instances, the Company also resells products and or services that are available through channel partners on a commission basis, and that are complementary to the core business and client base. In these instances, net revenue is recognized based on the commission based revenue split that the Company receives. In instances where the Company resells services and have all financial risk and significant operation input and risk, the Company records the revenue gross.

Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, the Company pays revenue share to ConnectiveRx (formerly LDM/PDR) as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through the network, or $0.37 per financial message distributed through our network. The contractual amount due to the channel partners is recorded as an expense at the time the eCoupon is distributed.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. It is the Company’s policy to include interest and penalties related to tax positions as a component of income tax expense.

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

DECEMBER 31, 2017

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

Share-based Payments

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant. For restricted stock, the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2017	2016

Expected dividend yield	0%	0%
Risk free interest rate	1.47% - 1.81%	0.86%-1.15%
Expected option term	3.5 – 5 years	4.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	65%-78%	91% - 99%

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation was approximately 489,201, because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2017. As described in Notes 11 and 12, the Company had options and warrants outstanding as indicated in the table below.

	2017	2016

Options	4,106,250	3,120,000
Warrants	1,044,583	2,044,583
Weighted average exercise price	$1.06	$1.34

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2019. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates no material impact to its Consolidated Statements of Operations. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company will adopt the new revenue standards in its first quarter of 2018. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company’s consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Insurance	$43,764	$43,608
Rent	8,539	7,212
EHR access fees	203,125	-
Legal	-	30,000
Total prepaid expenses	$255,428	$80,820

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Computer equipment	$83,079	$66,433
Furniture and fixtures	158,502	132,905
Subtotal	241,581	199,338
Accumulated depreciation	74,276	(25,689)
Property and equipment, net	$167,305	$173,649

Depreciation expense was $48,587 and $22,414 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – WEB-BASED TECHNOLOGY

The Company has capitalized costs in developing its technology, which consisted of the following as of December 31, 2017 and 2016:

	2017	2016
OptimizeRx consumer web-based technology	$154,132	$154,133
OptimizeRx EHR integrated technology	1,304,230	1,304,230
Subtotal	1,458,362	1,458,363
Accumulated amortization	(1,314,632)	(1,106,559)
Web-based technology, net	$143,730	$351,804

Amortization is recorded using the straight-line method over periods of up to five years. The consumer web-based technology has no carrying value at either December 31, 2016 or 2017. Amortization expense for the technology costs was $208,074 and $152,502 for the years ended December 31, 2017 and 2016, respectively. Amortization expense related to these assets is expected to be $91,039 in 2018 and $52,691 in 2019 to completely amortize the December 31, 2017 carrying value.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 6 – PATENT AND TRADEMARKS

On April 26, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent from the former CEO of the Company in exchange for 300,000 shares of common stock, valued at $570,000 and 200,000 stock options, valued at $360,000.

The Company has capitalized costs in purchasing and defending its patent, which consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Patent rights and intangible assets	$930,000	$930,000
Patent defense costs	172,457	172,457
New patents and trademarks	-	65,738
Subtotal	1,102,457	1,168,165
Accumulated amortization	(463,691)	(395,801)
Patent rights and intangible assets, net	$638,766	$772,394

The Company began amortizing the patent, using the straight-line method over the estimated useful life of 17 years, once it was put into service in July 2010. In 2013, the Company began incurring costs related to defense of the patent. These costs have been capitalized and will be amortized using the straight-line method over the remaining useful life of the original patent. Amortization expense was $67,890 and $67,758 for the years ended December 31, 2017 and 2016, respectively. We expect our amortization expense related to these patents to be $67,890 for each of the years from 2018 through 2022.

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $507,160 and $386,581 as of December 31, 2017 and 2016, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for 300,000 shares of common stock to be granted at the discretion of the seller and 200,000 stock options, valued at $360,000, which expired in April 2015. The shares were valued on the grant date at $570,000 and were recorded as a payable to the related party. In 2016, the obligation to issue those shares was redeemed for a payment of $363,000 in cash.

During the year ended December 31, 2015, WPP, plc made a strategic investment in the Company and is a shareholder that owns approximately 20% of the shares of the Company.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

The following table sets forth the activity between the Company and WPP

	2017	2016
Total billings to WPP Agencies	$3,554,168	$2,613,942
Revenue recognized from WPP Agencies	$3,696,214	$1,542,411
Accounts receivable from WPP Agencies	$1,173,614	$1,108,585
Rebates given to WPP Agencies	$33,249	$24,519
Marketing services purchased from WPP Agencies	$54,762	$190,686
Accounts payable to WPP Agencies	$-	$12,600
Revenue share expense recorded to WPP Agencies	$401,596	$177,372
Revenue share expenses owed to WPP Agencies	$447,670	$127,458

NOTE 9 – PREFERRED STOCK

The Company has 10,000,000 shares of preferred stock, $.001 par value per share, authorized as of December 31, 2017. Of those shares, 1,000 were designated as Series A and Series B. There were no shares outstanding at any time during the periods covered by these financial statements. The Series A and B designations were transaction specific in 2008 and 2010 and were redeemed in 2014. When outstanding, the shares had a liquidation preference and bore dividends at a rate of 10%, payable in cash or stock, but are no longer applicable. The Company intends to remove the designations in 2018.

NOTE 10 – COMMON STOCK

The Company had 500,000,000 shares of common stock, $.001 par value per share, authorized as of December 31, 2017. There were 29,318,018 and 29,718,867 shares of common stock issued and outstanding at December 31, 2017 and 2016, respectively.

In 2017, the Company purchased and cancelled 500,000 shares held by the previous CEO at a price of $0.78 per share for a total payment of $390,000.

In 2017 the Company issued 24,214 shares in connection with the exercise of employee stock options by former employees. The options were exercised on a net settled basis and no cash proceeds were received.

The Company has a Director Compensation plan covering its independent non-employee Directors. A total of 75,000 and 50,000 shares were granted and issued in the years ended December 31, 2017 and 2016, respectively in connection with this compensation plan. These shares were valued at $87,375 and $51,375, respectively.

In 2016, we issued 384,118 shares of common stock to an unrelated party in a private transaction, the proceeds of which were used to redeem shares of common stock payable to an executive officer.

In 2016, the Company issued 100,000 shares of common stock, valued at $110,000, to Shadron Stastney in connection with the settlement of litigation.

The Company issued 103,754 shares of common stock in 2016 in connection with the cashless exercise of stock options granted in prior years that were about to expire in 2016.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 10 – COMMON STOCK (continued)

In 2015, the Company agreed to grant 197,605 fully vested shares of its common stock to two executive officers as bonuses. These shares were not issued at the time, but were recorded as stock payable. The obligation to issue these shares was redeemed for cash in 2016 for a total payment of $232,602.

In 2015, the Company entered into a new capital markets advisory agreement covering a one-year period, which called for 90,000 shares of common stock to be issued as compensation. The first 45,000 shares were issued in September 2015 and valued at $41,400. These shares were amortized over a six-month period. The agreement was cancelled in 2016 and the remaining 45,000 shares were not issued.

In 2014, the Company agreed to grant 337,500 shares of common stock to two executive officers at the time as bonuses based on their efforts to recapitalize the Company. Stock-based compensation related to these bonuses of $570,375 was recorded during the year ended December 31, 2014. These shares were not issued at the time and were recorded as stock payable. The obligation to issue these shares was redeemed in 2016 for cash payments of $397,038. Also in 2014, as part of a capital raise, the Company agreed to grant 200,000 shares of common stock to three executive officers at the time. The shares were part of an equity raise and the issuance was recorded as part of equity issuance costs, so no expense was recorded. In 2016, a total of 150,000 of those shares were redeemed for a cash payment of $177,275 and the remaining 50,000 shares were issued to a former executive officer.

NOTE 11 – STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2013. A total of 1,500,000 shares were initially reserved for issuance under the Plan. The Plan was amended in 2016 to increase the authorized shares to 4,000,000 shares and again in 2018 to increase the authorized shares to 5,500,000. A total of 4,106,250 options were outstanding at December 31, 2016. In addition, a total of 735,105 restricted shares were granted in 2014 and 2015, but not issued at the time. A total 685,015 of these shares were redeemed for cash in 2016, and 50,000 of these shares were issued in 2016. As of December 31, 2017, the Company has no remaining restricted shares owed. The Company had no remaining shares available to grant under the Plan at December 31, 2017.

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

Prior to establishment of the Plan, the Board granted options under terms similar to those described in the preceding paragraphs. A total of 25,000 options were outstanding at December 31, 2016 that were granted prior to the establishment of the 2013 Plan, but those options expired in 2017.

The compensation cost that has been charged against income related to options for the years ended December 31, 2017 and 2016, was $815,014 and $384,126, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 11 – STOCK OPTIONS (continued)

The Company had the following option activity during the years ended December 31, 2017 and 2016:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding, January 1, 2016	1,615,000	$1.09
Granted - 2016	2,040,000	$1.09
Exercised - 2016	(485,000)	$0.89
Expired – 2016	(50,000)	$1.08
Outstanding, December 31, 2016	3,120,000	$1.12	3.6
Granted – 2017	1,441,250	$0.96
Exercised – 2017	(130,000)	$1.27
Expired – 2017	(325,000)	$1.34
Outstanding, December 31, 2017	4,106,250	$1.04	3.2	$2,173,700
Exercisable, December 31, 2017	1,891,250	$1.02	2.9	$1,035,900

Of the options outstanding at December 31, 2016, 1,220,000 were exercisable with a weighted average contractual life of 1.1 years and the remaining 1,900,000 were non-vested.

The table below shows the expiration date and exercise price of the options outstanding at December 31, 2017.

Number of Options	Exercise Price	Expiration Date
600,000	$0.82	03/31/22
150,000	$1.00	10/30/18
1,135,000	$1.05	03/03/19
1,500,000	$1.07	02/22/21
500,000	$1.15	07/28/21
20,000	$1.17	11/01/22
100,000	$1.22	03/03/19
31,250	$1.57	12/31/22
10,000	$1.85	01/29/19

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 12 –WARRANTS

The Company has issued warrants to purchase common stock, primarily in connection with capital raising activities. As discussed in Note 10, in connection with the strategic investment by WPP, in 2015 the Company issued warrants to purchase 240,444 shares of common stock with an exercise price of $0.7875 per share.

The Company had the following warrants, with an intrinsic value of $485,678, outstanding as of December 31, 2017:

Number of Shares Underlying Warrants	Exercise Price	Expiration Date
804,139	$1.20	03/17/2019
240,444	$0.7875	09/24/2020

The Company had the following warrant activity during the years ended December 31, 2017 and 2016:

	Number of Shares Underlying Warrants	Weighted average exercise price
Outstanding, January 1, 2016	2,094,583	$1.65
Granted	-	-
Expired	(50,000)	$0.89
Balance, December 31, 2016	2,044,583	$1.67
Granted	-	-
Expired	(1,000,000)	$2.25
Balance, December 31, 2017	1,044,583	$1.11

NOTE 13 – MAJOR CUSTOMERS

The Company had one customer that individually accounted for approximately 12% of revenue in 2017 and a different customer that individually accounted for approximately 12% of revenue in 2016. No other customers accounted for more than 10% of revenue in either year presented.

NOTE 14 – INCOME TAXES

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $12.2 million that expire from 2027 through 2037 that are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 14 – INCOME TAXES (continued)

The provision for Federal income tax consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Federal income tax benefit attributable to:
Current operations	$715,000	$523,000
Permanent and timing differences (net)	(280,000)	133,000
Tax rate change	(1,600,000)	-
Valuation allowance	1,165,000	(656,000)
Net provision for federal income tax	$-	$-

The cumulative tax effect at the expected rate of 34%, as of December 31, 2016, and 21% as of December 31, 2017, of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$2,551,000	$3,648,000
Depreciation and amortization	98,000	126,000
Stock compensation	372,000	339,000
Other	-	73,000
Valuation allowance	(3,021,000)	(4,186,000)
Net deferred tax asset	$-	$-

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

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is not involved in any legal proceedings.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Operating Leases

The Company initially signed the lease for its current office space located in Rochester Michigan on December 1, 2011. That lease expired November 30, 2016 and the Company signed a new lease for the same space. The current lease is a three-year lease beginning December 1, 2016, with options for up to an additional 6 years. The rent is payable monthly at rates of $6,232, $6,308, and $6,384 per month for years 1, 2, and 3 of the lease, respectively. The monthly rates for the option years range from $6,384 per month to $6,688 per month for the option years 4 through 9 of the lease. If the Company fails to exercise its option for option years 4 and 5, a least termination payment of $7,300 will be due at the end of the initial 3-year term.

The Company also has month to month leases on shared office spaces in Cambridge Massachusetts and Nashville, Tennessee, payable at rates of $2,700 per month and $1,370 per month, respectively.

Minimum annual rent payments are as follows for the remaining term of the leases:

Year ended December 31:
2018	75,772
2019	70,224
Total lease commitment	$145,996

Allscripts Agreement

In 2015, we signed an amendment to our Allscripts agreement whereby we became its exclusive eCoupon supplier and Allscripts agreed to integrate our eCoupon functionality into its Touchworks platform. Under the terms of this agreement, we agreed to pay $900,000 in two installments. The first installment of $250,000 was due and paid in November 2015. The second installment of $650,000 originally was due when the e-Coupon functionality was launched on a widespread basis in the Touchworks platform, which occurred February 28, 2017. A payment of $325,000 was made at the time and the remaining amount due was extended until October, 2018.

Hosting agreement

The Company has an agreement with a third party to host and administer its software through March 31, 2018 at a rate of $24,230 per month for a total of $72,690 for the three-month period. That agreement was terminated in December 2017 with an effective date of March 31, 2018 in conjunction with moving to a more cost-effective solution and in connection with that termination, the Company will make additional payments of $220,440

NOTE 16 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $137,858 and $64,690 recorded in 2017 and 2016, respectively, for company contributions to the plan.

NOTE 17 – SUBSEQUENT EVENTS

In February 2018, the Company’s Board of Directors amended the 2013 Equity Compensation Plan to increase the number of shares authorized under the plan to 5,500,000. At the same time, the Company granted 390,000 shares of restricted common stock to officers and options to purchase 320,000 shares of common stock with an exercise price of $1.40 to non-officers, both of which vest only if the Company achieves certain stretch revenue goals in either 2019 or 2020. In addition, the Company accelerated vesting to 2018 on 300,000 existing options that previously vested in 2021.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 30, 2017, KLJ & Associates LLP resigned as our independent registered accounting firm. We have engaged Sadler, Gibb & Associates, LLC as our independent registered accounting firm effective August 30, 2017. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in more detail in our Form 10-K for the year ended December 31, 2016, such report filed with the SEC, management previously identified material weaknesses related to inadequate segregation of duties and inadequate information technology reporting systems to insure accurate financial information was provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
William J. Febbo	49	Chief Executive Officer, Director
Miriam J. Paramore	55	President
Terence J. Hamilton	52	SVP – Sales
Douglas P. Baker	61	Chief Financial Officer
Gus D. Halas	67	Chairperson and Director
Jack Pinney	61	Director
Lynn Vos	62	Director
James Lang	53	Director

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

Miriam J. Paramore

Ms. Paramore joined the company as President in August 2017. She has vast experience with healthcare companies, running businesses ranging from start-ups to large divisions of public and private companies. Her early career was spent at Ernst & Young, as a Healthcare Management Consultant. She has since occupied executive level and director positions at several healthcare companies. Most recently, from April 2016 to April 2017, Ms. Paramore served as COO and CTO of Lucro, Inc., a privately held company in| Nashville, Tennessee focused on the healthcare sector. From March 2015 to February 2016, she served as Executive Vice President of PDX a privately held company in Fort Worth, Texas that provides health information technology for pharmacies. From May 2008 to December 2013, she served as Executive Vice President of Emdeon, Inc. in Nashville, Tennessee, a health information technology and tech-enabled services company.

Aside from that provided above, Ms. Paramore does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Lynn Vos

Ms. Vos has been the President and CEO of the Muscular Distrophy Association since October 2017. Prior to that, Ms. Vos had been chief executive officer of ghg | greyhealth group since 1994 and is a champion of using digital capabilities to improve the public health. Ms. Vos also serves on the board of nTelos Wireless, a NASDAQ listed company, the Jed Foundation, a leading nonprofit dedicated to protecting the emotional health of college students, and was a founding board member of MMRF, a pioneering cancer research foundation.

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

James Lang

Mr. Lang joined our Board January 12, 2017. He brings us more than 25 years of experience in healthcare data, analytic, and technology enabled business services. Mr. Lang presently serves as an executive advisor to Water Street, a strategic private equity firm focused exclusively on building market-leading companies in healthcare. In that capacity, he currently serves as Board Chairman to The Access Group, Health Strategies Group, Alliance Life Sciences, and Dohmen Life Science Services. He is also a director of BioVie, a development-stage company pioneering an innovative therapeutic that targets complications due to liver cirrhosis.

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

Committees of the Board

The Board of Directors has two standing committees to facilitate and assist the Board of Directors in the execution of its responsibilities: (1) Nominating and Governance Committee; and (2) Compensation Committee. Each committee acts pursuant to a written charter adopted by the Board of Directors. Each committee’s charter is available on our corporate website at http://www.optimizerx.com. (The information contained in our website is not incorporated into this Annual Report on Form 10-K.) All of the committees are comprised solely of non-employee, independent directors as defined by NASDAQ market listing standards.

Nominating and Governance Committee

The Board of Directors has established a Nominating and Governance Committee. The Committee is composed of Directors, Halas, Pinney, and Vos, and is chaired by Director Halas. The Nominating and Corporate Governance Committee held 4 meetings during the fiscal year ended December 31, 2017. The Nominating and Corporate Governance Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Compensation Committee

The Board of Directors has established a Compensation Committee. The Compensation Committee held 5 meetings during the fiscal year ended December 31, 2017, and held other informal discussions as needed. The Committee is composed of Directors, Halas, Pinney, and Lang, and is chaired by Director Lang. The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

●	In consultation with our senior management, establish our general compensation philosophy and oversee the development and implementation of our compensation programs;

●	Recommend the base salary, incentive compensation and any other compensation for our Chief Executive Officer to the Board of Directors and review and approve the Chief Executive Officer’s recommendations for the compensation of all other officers of our company and its subsidiary;

●	Administer our incentive and stock-based compensation plans, and discharge the duties imposed on the Compensation Committee by the terms of those plans;

●	Review and approve any severance or termination payments proposed to be made to any current or former officer of our company; and

●	Perform other functions or duties deemed appropriate by the Board of Directors.

Audit Committee

At present, we do not have a separately-designated standing audit committee, but we expect to establish one in 2018. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2017, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2017 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2017, other than as set forth in the following information. Director Halas filed a Form 4 two days late. Director Lang filed his Form 3 late and filed a Form 4 two days late on April 6, 2017. Director Vos filed a Form 4 on May 31, 2017 covering 21 transactions that occurred from February 6, 2017 through May 3, 2017. Our President, Miriam Paramore, filed a Form 4 a week late.

Code of Ethics

In October 2017, the Board of Directors adopted a Code of Ethics for the Company, which is attached to this Annual Report on Form 10-K as Exhibit 14.1.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
William J. Febbo CEO, Director	2017 2016	250,000 188,833	156,937 83,742		- 993,825	13,350 4,400	420,287 1,270,800

Miriam Paramore President	2017 2016	91,667 N/A	46,036 N/A		329,950 N/A	24,786 N/A	492,439 N/A

Terence J. Hamilton SVP of Sales	2017 2016	200,000 180,125	100,440 60,294		89,380 154,684	10,412 7,205	400,232 402,308

Douglas P. Baker CFO	2017 2016	200,000 172,500	95,330 44,847		134,070 -	9,794 6,900	439,194 224,247

Narrative Disclosure to the Summary Compensation Table

(1)	Amounts reflected in All Other Compensation column for Febbo, Hamilton, and Baker represent employer matching contributions to the Company’s retirement plan, on the same basis as for all employees.
(2)	Amount reflected in All Other Compensation for Ms. Paramore reflects $2,200 of employer matching contributions to the Company’s retirement plan and $22,586 paid to her as a consultant prior to her starting employment for the Company

Mr. Febbo joined the Company as CEO on February 22, 2016. His employment contract called for an initial annual base salary of $220,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 50% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. In March 2017, Mr. Febbo’s annual salary was adjusted to $250,000 per year, retroactive to January 1, 2017 by the compensation committee of the Board of Directors. No formal contract amendment was signed. Under the terms of his contract, the Company also granted to Mr. Febbo an option to purchase 1,500,000 shares of common stock, exercisable at a price of $1.07 per share, and vesting annually over a period of 5 years. Mr. Febbo’s contract calls for 12 months of severance if he is terminated without cause.

In February 2018, Mr. Febbo signed a formal contract amendment that increased his base salary to $275,000 retroactive to January 1, 2018 and set his 2019 salary at $300,000. The amendment also accelerated vesting on the options originally expected to vest on the fifth anniversary of his contract, by three years, as well as obligated the Company to reimburse Mr. Febbo for the premium on a term life insurance policy. The Company also granted to Mr Febbo 240,000 shares of restricted common stock in February 2018 that vests if the Company achieves targeted stretch revenue goals in either 2019 or 2020.

Ms. Paramore joined the Company as President on August 1, 2017. Her employment contract called for an initial base salary of $220,000. In addition, she is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of her annual salary. She is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Under the terms of her contract, the Company also granted to Ms. Paramore an option to purchase 500,000 shares of common stock, exercisable at a price of $1.05 per share, and vesting annually over a period of 5 years. Ms. Paramore’s contract calls for 6 months of severance if she is terminated without cause prior to August 1, 2018 and 12 months of severance is she is terminated without cause after August 1, 2018. Ms. Paramore was also granted 50,000 shares of restricted common stock in February 2018 that vests if the Company achieves targeted stretch revenue goals in either 2019 or 2020.

On June 27, 2016, Mr. Hamilton’s signed a new employment agreement calling for a base salary of $181,650. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. In March 2017, Mr. Hamilton’s annual salary was adjusted to $200,000 per year, retroactive to January 1, 2017. No formal contract amendment was signed. Mr. Hamilton’s contract also calls for 12 months of severance if he is terminated without cause. The Company also granted to Mr. Hamilton an option to purchase 200,000 shares of common stock in 2016, exercisable at a price of $1.15 per share that vests annually over a period of two years. Mr. Hamilton was also granted a performance based option to purchase 200,000 shares of common stock in 2017 that vested when the Company achieved its revenue budget of $12,000,000.

For 2018, Mr. Hamilton’s base salary was adjusted to $210,000, retroactive to January 1, 2018. He also has the opportunity to earn up to $100,000 of additional bonus in excess of the targeted amount, in increments of $20,000, if the Company exceeds its revenue targets by certain predefined milestones. Mr. Hamilton was also granted 50,000 shares of restricted stock in February 2018 that vest if the Company achieves targeted stretch revenue goals in either 2019 or 2020. Mr. Hamilton was also granted 50,000 shares of restricted common stock in February 2018 that vests if the Company achieves targeted stretch revenue goals in either 2019 or 2020.

On June 27, 2016, Mr. Baker signed a new employment agreement calling for a base salary of $180,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 30% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. In March 2017, Mr. Baker’s annual salary was adjusted to $200,000 per year, retroactive to January 1, 2017. No formal contract amendment was signed. Mr. Baker’s contract calls for 6 months of severance if he is terminated without cause. Mr. Baker was also granted a performance based option to purchase 200,000 shares of common stock in 2017 that vested when the Company achieved its revenue budget of $12,000,000 and an option to purchase 100,000 shares of common stock that vests over a one-year period beginning in March 2017.

In 2018, Mr. Baker’s annual salary was adjusted to $220,000 retroactive to January 1, 2018 and his target bonus percentage was changed to 40% of his annual salary. Mr. Baker was also granted 50,000 shares of restricted common stock in February 2018 that vests if the Company achieves targeted stretch revenue goals in either 2019 or 2020.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Will Febbo	300,000	1,200,000		$1.07	02/21/21

Miriam Paramore	-	500,000		$1.05	07/27/22

Douglas Baker	100,000 100,000 200,000 100,000	- - - 50,000		$1.05 $1.05 $0.82 $0.82	05/19/19 06/24/20 03/31/22 03/31/22

Terry Hamilton	100,000 200,000	100,000 -		$1.15 $0.82	07/28/16 03/31/22

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	30,000	29,186			59,186
James Lang	20,000	29,186			49,186
Jack Pinney	26,250	29,186			55,436
Lynn Vos	-	-			-

Narrative Disclosure to the Director Compensation Table

Pursuant to our Director Compensation Plan, independent directors (“Outside Directors”) shall receive (a) annual cash retainer for Board and Committee service as set forth in the table below, payable in equal quarterly installments, and (b) reimbursement for expenses related to Board meeting attendance and any committee participation.

Annual Fee ($)
Basic Director Fee	25,000
Board Chair	12,500
Audit Committee Chair	5,000
Audit Committee Member	2,500
Compensation Committee Chair	5,000
Compensation Committee Member	2,500
Nominating and Governance Chair	2,500
Nominating and Governance Committee Member	1,000

Directors are expected to attend four meetings per year as well as spend an additional 10 – 20 hours per month on company matters. In addition, Outside Directors shall also receive 25,000 shares of Common Stock, payable in equal quarterly installments, which shall vest immediately. Directors that are also employees of our company shall not receive additional compensation for serving on the Board. Both the cash retainer and stock awards are prorated for partial quarters of service when a new Director joins the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers and directors, known to us to beneficially own 5% or more of our outstanding common stock as of February 28, 2018. This information is based on public filings as of February 28, 2018. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class
Common	WPP PLC(1) 27 Farm Street London, United Kingdom W1J 5RJ	6,011,106	20.5%
Common	Wolverine Flagship Fund Trading Limited(2) 175 W Jackson Blvd, 3rd Flr Chicago, IL 60604	2,155,860	7.4%
Common	Harvey L. Poppel(3) 110 El Mirasol Palm Beach, FL 33480	2,754,257	9.4%
Common	Ronald L. Chez(4) 55 East Monroe Street, Suite 3700 Chicago, IL 60603	2,721,976	9.3%
Common	Goldman Capital Management(5) 767 Third Avenue, 25th Floor New York, NY 10017	1,532,394	5.2%

(1)	As stated in a Schedule 13D filed with the Securities and Exchange Commission on October 2, 2015.
(2)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on March 6, 2017.
(3)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on January 8, 2018.
(4)	As stated in a Schedule 13D/A filed with the Securities and Exchange Commission on October 27, 2015.
(5)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on October 24, 2014.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of our common stock as of February 28, 2018, by each director, each executive officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name(1)	Options Included in Beneficial Ownership (2)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

William J. Febbo	900,000	44,000	944,000	3.1%
Miriam Paramore	-	8,690	8,690	*
Terence J. Hamilton	300,000	380,413	680,413	2.3%
Lynn Vos	-	28,000	28,000	*
Douglas P. Baker	500,000	50,000	550,000	1.8
Gus D. Halas	-	116,269	116,269	*
Jack Pinney	-	812,329	812,329	2.8%
James Lang	-	25,000	25,000	*
All Executive Officers and Directors as a group (6 persons)	1,700,000	1,464,701	3,164,701	10.2%

*	Less than 1%
(1)	The address of each person named in this table is c/o OptimizeRx Corp., 400 Water Street, Suite 200, Rochester, MI 48307.
(2)	This column lists shares that are subject to options exercisable within sixty (60) days of February 28, 2018, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

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

The following table sets forth the activity between the Company and WPP in 2017 and 2016.

	2017	2016
Total billings to WPP Agencies	$3,554,168	$2,613,942
Revenue recognized from WPP Agencies	$3,696,214	$1,542,411
Accounts receivable from WPP Agencies	$1,173,614	$1,108,585
Rebates given to WPP Agencies	$33,249	$24,519
Marketing services purchased from WPP Agencies	$54,762	$190,686
Accounts payable to WPP Agencies	$-	$12,600
Revenue share expense recorded to WPP Agencies	$401,596	$177,372
Revenue share expenses owed to WPP Agencies	$447,670	$127,458

On May 9, 2016, we entered into a Separation Agreement and Release with Mr. David Harrell, our prior officer and director, which granted us a standard release of employment claims in consideration for, among other things, the stock payout of $720,415 to Mr. Harrell.

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

On May 11, 2017, we entered into a Separation and Stock Purchase Agreement with Mr. Harrell pursuant to which we agreed to repurchase from Mr. Harrell 500,000 shares of our common stock for aggregate consideration of $390,000, representing a purchase price of $0.78 per share.

Also under the agreement, we agreed that the consulting agreement with Mr. Harrell shall terminate on July 31, 2017, but that his non-compete agreement with us shall extend to July 31, 2019. The agreement also stipulated that Mr. Harrell shall resign as a member of our board of directors effective June 30, 2017.

On September 24, 2015, we entered into an Investor Rights Agreement with WPP (the “Rights Agreement”), pursuant to which we agreed to the following:

●	Demand Registration Rights. We granted WPP registration rights for its shares and any securities acquired in connection with an Amended and Restated Co-Marketing Agreement (described below) after a period of two years.

●	Inspection Rights. So long as WPP owns not less than 25% of the shares, we granted WPP an annual right to inspect our books and records.

●	Observer Rights. So long as WPP owns not less than 25% of the shares, we will allow WPP to choose a representative to attend our board meetings as a nonvoting observer.

●	Board Seat. So long as WPP owns not less than 25% of the shares, we agreed to appoint a nominee of WPP as a member of our board of directors. We also agreed to a five member Board of Directors provided that it is not prohibited by the rules and regulations of an exchange that we trade on. We also agreed to enter into an indemnity agreement with the nominee. In January 2017, WPP waived the five member Board limit and the Board was expanded to six (6) Directors.

●	Budget Review. So long as WPP owns not less than 25% of the shares, we agreed to review our budget plans with WPP’s nominee prior to submission to the Board of Directors, at the request of WPP.

●	Right of First Refusal. We agreed that, in the event that we propose to sell new securities, we will first offer such new securities to WPP.

●	Special Approval Matters. So long as WPP owns not less than 25% of the shares, and provided that it is not prohibited by the rules and regulations of an exchange that we trade on, we agreed that 80% Board approval will be required for certain decisions, including:

o	the incurrence of any indebtedness in excess of $1.5 million in the aggregate during any fiscal year

o	the sale, transfer or other disposition of all or substantially all of our assets;

o	the acquisition of any assets or properties (in one or more related transactions) for cash or otherwise for an amount in excess of $1.5 million in the aggregate during any fiscal year;

o	capital expenditures in excess of $1.5 million individually (or in the aggregate if related to an integrated program of activities) or in excess of $1.5 million in the aggregate during any fiscal year;

o	making, or permitting any subsidiary to make, loans to, investments in, or purchasing, or permitting any subsidiary to purchase, any stock or other securities in another corporation, joint venture, partnership or other entity;

o	the commencement or settlement of any lawsuit, arbitration or other legal proceeding related to our intellectual property or involving an amount in controversy greater than $1.5 million; and

o	the issuance of new securities, except for securities issued under an equity incentive plan and any issuance of common stock to vendors, advisors, financial institutions, suppliers or joint ventures that do not exceed, individually or in the aggregate 5% of our then issued and outstanding capital stock.

On September 24, 2015, we amended and restated an existing Co-Marketing Agreement with Grey Healthcare Group, LLC (“GHG”) an affiliate of WPP (the “Amended and Restated Co-Marketing Agreement”). The Amended and Restated Co-Marketing Agreement was amended to give the GHG the option to receive all or part of the compensation due under the agreement in shares of our common stock. Shares issuable under the Amended and Restated Co-Marketing Agreement will be issued to WPP or any other affiliate of GHG designated in writing by GHG at the following rates:

●	Up until June 30, 2016, the number of shares of common stock was equal to GHG’s share of net revenues received for sales of new services to GHG or Company clients (“GHG Net Revenues”) divided by $0.7875.

●	After June 30, 2016, we will issue the number of shares of common stock equal to the GHG Net Revenues divided by a price equal to 80% multiplied by the average trading price of one share of common stock during the 30-trading day period immediately prior to the date of the most recent statement of GHG Net Revenues set forth by the Company.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

KLJ & Associates, LLP

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$31,000	$-	$3,000	$-
2016	$43,500	$-	$3,000	$-

Sadler Gibb & Associates

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$20,000	$-	$-	$-
2016	$-	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[2]
3.3	Certificate of Designation, filed on September 5, 2008 with the Secretary of State of the State of Nevada by the Company[1]
3.4	Certificate of Designation, filed on June 3, 2010 with the Secretary of State of the State of Nevada by the Company[3]
10.1	Securities Purchase Agreement[4]
10.2	Registration Rights Agreement[4]
10.3	Investor Agreement[4]
10.4	Warrant Agreement[5]
10.5	Warrant Agreement[5]
10.6	Stock Purchase Agreement, dated September 24, 2015[6]
10.7	Investor Rights Agreement, dated September 24, 2015[6]
10.8	Indemnity Agreement, dated September 24, 2015[6]
10.9	Employment Agreement between the Company and William Febbo, dated February 12, 2016[7]
10.10	Separation Agreement, Corporate Consulting Agreement and Confidentiality Agreement between the Company and David Harrell dated May 5, 2016[8]
10.11	Employment Agreement between the Company and Terry Hamilton, dated June 27, 2016[9]
10.12	Employment Agreement between the Company and David Baker, dated June 27, 2016[9]
10.13	Employment Agreement between the Company and Miriam Paramore, dated July 17, 2017[10]
10.14	Amended and Restated 2013 Equity Incentive Plan[11]
10.15	Amended Employment Agreement between the Company and William Febbo, dated February 1, 2018[12]
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries[1]
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.
[2]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 16, 2010.
[3]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 11, 2010.
[4]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 18, 2014.
[5]	Incorporated by reference to the Form S-1/A filed by the Company with the Securities and Exchange Commission on May 12, 2014.
[6]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 30, 2015.
[7]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 19, 2016.
[8]	Incorporated by reference to the Form 10-Q, filed by the Company with the Securities and Exchange Commission on May 9, 2016.
[9]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 27, 2016.
[10]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on August 1, 2017.
[11]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on March 31, 2016.
[12]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 2, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo Chief Executive Officer, Principal Executive Officer
March 8, 2018

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Febbo
William J. Febbo
Title:	Director
Date:	March 8, 2018

By:	/s/ James Lang
James Lang
Title:	Director
Date:	March 8, 2018

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Chairman and Director
Date:	March 8, 2018

By:	/s/ Jack Pinney
Jack Pinney
Title:	Director
Date:	March 8, 2018

By:	/s/ Lynn Vos
Lynn Vos
Title:	Director
Date:	March 8, 2018