Form 10-Q
period 2018-03-31
OptimizeRx Corp
filed 2018-05-02
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,636,831 common shares as of April 30, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2018 and 2017 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,298,619	$5,122,573
Accounts receivable	1,871,255	2,257,276
Accounts receivable – related party	1,974,143	1,173,614
Prepaid expenses	191,413	255,428
Total Current Assets	8,335,430	8,808,891
Property and equipment, net	157,608	167,305
Other Assets
Patent rights, net	621,793	638,766
Web development costs, net	152,493	143,730
Security deposit	5,049	5,049
Total Other Assets	779,335	787,545
TOTAL ASSETS	$9,272,373	$9,763,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$133,870	$457,289
Accrued expenses	549,656	953,947
Revenue share payable	898,478	1,177,136
Revenue share payable – related party	-	447,670
Deferred revenue	856,914	507,160
Total Liabilities	2,438,918	3,543,202
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at March 31, 2018 or December 31, 2017	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 29,636,831 and 29,318,081 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	29,637	29,318
Stock warrants	1,286,424	1,286,424
Additional paid-in-capital	36,211,722	35,267,919
Accumulated deficit	(30,694,328)	(30,363,122)
Total Stockholders’ Equity	6,833,455	6,220,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,272,373	$9,763,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31,
	2018	2017
NET REVENUE
Revenue	$2,781,621	$1,400,318
Revenue – Related Party	1,330,616	751,755
TOTAL NET REVENUE	4,112,237	2,152,073
REVENUE SHARE EXPENSE	2,008,092	1,381,733

GROSS MARGIN	2,104,145	770,340

OPERATING EXPENSES	2,295,341	1,660,778

LOSS FROM OPERATIONS	(191,196)	(890,438)

OTHER INCOME (EXPENSE)
Interest Income	2,017	7,756
Interest Expense	-
TOTAL OTHER INCOME (EXPENSE)	2,017	7,756
LOSS BEFORE PROVISION FOR INCOME TAXES	(189,179)	(882,682)
PROVISION FOR INCOME TAXES	-
NET LOSS	$(189,179)	$(882,682)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC AND DILUTED	29,358,081	29,718,867

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period		$(189,179)		$(882,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		54,473		70,973
Stock and options issued for services		497,122		129,444
Changes in:
Accounts receivable		(414,508)		253,074
Prepaid expenses		64,015		(67,761)
Accounts payable		(323,419)		161,228
Revenue share payable		(279,328)		(673,730)
Accrued expenses		(404,291)		(230,975)
Deferred revenue		207,727		943,193
NET CASH USED IN OPERATING ACTIVITIES		(787,388)		(297,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment		(3,803)		(16,146)
Development costs		(32,763)
NET CASH USED IN INVESTING ACTIVITIES		(36,566)		(16,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH USED IN FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(823,954)		(313,382)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		5,122,573		7,034,647
CASH AND CASH EQUIVALENTS - END OF PERIOD		$4,298,619		$6,721,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$-		$-
Cash paid for income taxes	$		$
Non-cash issuance of shares to WPP		$447,000	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

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

The consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2017, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – NEW FINANCIAL ACCOUNTING STANDARDS

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). We recorded the change, which was immaterial, related to adopting the new revenue standard using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis.

We have applied the new revenue standard to all contracts as of the date of initial application. The overwhelming majority of our revenue continues to be recognized when transactions occur, such as the delivery of a message. We previously recognized revenue related to set-ups when a program launched, and all related activities had been accomplished. Under the new revenue standard, we are recognizing revenue related to these set ups over the term of the initial contract. Since set up fees are generally small relative to the size of the overall contract and because most contracts are for a year or less, the impact of this change is immaterial.

The impact of recording this change as of January 1, 2018 resulted in an increase in deferred revenue of $142,027 at that date and a corresponding decrease in retained earnings as well. The impact of adopting the new revenue standard in 2018 resulted in lower revenues in the three months ended March 31, 2018. Had the new revenue standard not taken effect, our revenues for the period would have been higher by $117,911 and deferred revenues lower by $117,911. All of these revenues are expected to be recognized by December 31, 2018, so the primary effect of the new revenue standard is to shift revenues between quarters by immaterial amounts.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

NOTE 3 – STOCKHOLDERS’ EQUITY

In both March 2018 and 2017, we issued 18,750 shares of our common stock to our independent directors in connection with our Director Compensation Plan, which calls for issuance of 6,250 shares per quarter to each independent director. These shares were valued at $28,875 and $15,375 at March 31, 2018 and 2017, respectively.

In March 2018, we issued 300,000 shares of common stock to a subsidiary of WPP, one of the world’s largest advertising companies, and a shareholder, in full payment of all amounts due under a comarketing agreement that covered certain WPP agencies, whereby we shared a portion of our revenue with those agencies related to programs awarded to us by those agencies. The shares were valued at $447,000, the market value of the stock on the date of issuance. The amount due was recorded as a liability in revenue share payable at December 31, 2017.

Basic and diluted earnings per share are the same in both periods. The number of common shares potentially issuable related to dilutive securities that were excluded from the diluted loss per common share calculation was approximately 1,812,515, because they are anti-dilutive, as a result of a net loss for the quarter ended March 31, 2018.

NOTE 4 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock based compensation. We recorded $468,247 and $114,069 in compensation expense in the three months ended March 31, 2018 and 2017, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year as well as options issued in the current year. The fair value of these instruments was calculated using the Black-Scholes option pricing model. The assumptions used in this model were similar to the assumptions set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to grants in 2017. As also discussed in the 10-K, we increased the shares of common stock authorized under our stock option plan during the quarter to 5.5 million shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

As described in more detail in Note 3, Stockholders Equity, we issued 300,000 shares of our common stock to a subsidiary of WPP, a shareholder that owns approximately 20% of our common shares.

NOTE 6 – CONTINGENCIES

Litigation

The company is not involved in any legal proceedings.

NOTE 7 – SUBSEQUENT EVENTS

In May 2018, we signed an agreement to issue 5,000,000 shares of common stock for gross proceeds of $9.0 million, with expected net proceeds of approximately $8.3 million. The transaction is expected to close in early May. In addition, our Board of Directors approved a 1 for 3 stock split to meet the requirements of NASDAQ. The reverse split will be effective at a future date.

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

Overview

Company Highlights through April 2018

1.	We applied for listing on the NASDAQ Capital Market Exchange. In connection with this, our board of directors has approved a reverse split of our common stock on a 1 to 3 basis to meet the listing requirements and we have agreed to issue 5.0 million shares in exchange for gross proceeds of $9.0 million to further solidify our financial position and accelerate our growth. The reverse split will be effective at a future date when approved by FINRA.

2.	Our net revenue for the first three months of 2018 was $4.1 million, up 91% over the same period in 2017. The increase was driven by financial and brand messaging growth from new and returning clients, as well as expanded distribution channels.

3.	We continue to focus on adding additional brands for existing clients, providing new solutions, expanding the utilization of our network for existing brands, and obtaining new pharmaceutical manufacturer clients and advertising agencies.

4.	We expanded our board of directors, adding two new independent directors, Patrick Spanglar and Bryan Archambault, as well as established an audit committee to continue to improve our corporate governance.

5.	We presented at the 14th Annual Noble Capital Markets Investment Conference and the 30th Annual Roth Investor Conference to continue our investor outreach.

Our success in acquiring, integrating and expanding into new EHR/eRx platforms continues to grow as well. For the remainder of 2018, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their work flow and reach. With the growth of both our pharmaceutical products and our distribution network, we expect that our financial, brand, and clinical messaging will continue to increase and show strong growth throughout the year.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues

Our total net revenue reported for the three months ended March 31, 2018 was approximately $4.1 million, an increase of 91% over the approximately $2.2 million in the same period of 2017. The increase is primarily due to sales increases in our messaging products. We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service. As described in greater detail in Note 2 to the financial statements, we adopted the new revenue standard during the quarter ended March 31, 2018. The effect of that, which was immaterial, was to decrease our revenue by approximately $118,000 during the quarter and that revenue will be recognized throughout the remainder of 2018.

Cost of Sales

Our cost of sales percentage, composed primarily of revenue share expense, declined as a percentage of sales, from approximately 64% to approximately 49% even though our total cost of sales increased because of the significant revenue increase. Our revenue related to brand messaging has a higher cost associated with it than our financial messaging. We launched our brand messaging products in the first quarter of 2017 and had significantly higher costs during the launch period. Those costs continued to decrease as a percentage of sales throughout 2017 as our volume increased.

Gross Margin

Our gross margin improved from 35.8% in the quarter ended March 31, 2017 to 51.2% in the quarter ended March 31, 2018. We are focused on improving our margins and are targeting a gross margin of at least 55% by the fourth quarter of 2018.

Operating Expenses

Operating expenses increased from approximately $1.7 million for the three months ended March 31, 2017 to approximately $2.3 million for the same period in 2018, an increase of approximately 38%. The detail by major category is reflected in the table below.

	Three months ended March 31,
	2018	2017

Salaries, Wages, & Benefits	$1,219,297	$779,278
Stock-based compensation	497,122	129,444
Professional Fees	63,026	132,214
Board Compensation	25,250	18,750
Investor Relations	26,237	29,386
Consultants	34,192	61,810
Advertising and Promotion	20,751	107,063
Depreciation and Amortization	54,473	70,973
Development, Maintenance, and Integration Costs	222,374	195,839
Office, Facility, and other	72,808	64,175
Travel	68,813	71,846

Total Operating Expense	$2,295,341	$1,660,778

The largest increases in operating expenses related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2017, we have appointed a new president and two new vice presidents of Sales, as well as hired a new account manager and related administrative support. These new team members also resulted in increases in benefits and payroll taxes. We also implemented new incentive compensation plans for our sales force that increased their incentive compensation. In addition, all our incentive compensation is tied to revenue and the strong revenue growth in 2018 resulted in increased incentive compensation. The increased stock-based compensation results from the acceleration of vesting of previously granted options as well as the grant of options during the period related to achievement of performance-based goals. We expect stock-based compensation to decrease on a quarterly basis for the balance of the year.

The increase in development, maintenance, and integration costs reflects start-up costs related to the integration of new EHRs as well as increased capacity of our technology systems, which included a transition to Amazon Web Services during the quarter ended March 31, 2018. These investments are starting to show their value through increased revenue growth and our transition to a broader client base and greater scale.

Advertising and promotion decreased in 2018 because 2017 included several one-time costs and a conference that we sponsored in 2017 that did not occur during the first quarter of 2018. Professional fees decreased in 2018 because we settled our litigation in 2017 and no longer have any ongoing litigation. All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to continue at the 2018 level, or slightly above as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and do not expect human resource costs to increase significantly, even with continued strong sales growth.

Net Loss

Our net loss for the three months ended March 31, 2018 was approximately $190,000, as compared to a loss of approximately $880,000 during the same period in 2017. The reasons and specific components associated with the decreased loss are discussed above. Overall, the decreased loss resulted from increased revenues and gross margin. We are focused on top-line growth, while managing our expenses, so we expect to see a continued, but managed, loss for the near future, but expect to achieve profitability on quarterly basis no later than the fourth quarter of 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of approximately $8.3 million, compared with current liabilities of approximately $2.4 million, resulting in working capital of approximately $5.9 million and a current ratio of approximately 3.4 to 1, improved from the working capital of approximately $5.3 million and current ratio of 2.5 to 1 at December 31, 2017.

Our operating activities used approximately $800,000 in cash flow during the three months ended March 31, 2018, compared with cash used of approximately $300,000 in the same period in 2017. The cash used in the 2017 period was the result of our net loss, partially offset by working capital management. The cash used in the 2018 period was the result of our net loss as well as cash used for working capital. The main use of cash in 2018 was as a result of the change in payment terms for one of our key partners, as well as payment of certain year end liabilities. This change in payment terms also had a favorable impact on our gross margin. We expect to have positive cash flow from operations for the balance of the year.

We used insignificant amounts in investing activities in the three months ended March 31, 2018, and 2017. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities.

We had no financing activities in either period. We did however, as discussed in Note 3, issue 300,000 shares valued at $447,000 in a non-cash transaction in payment of revenue share due under a comarketing agreement and the accompanying termination of the agreement.

Subsequent to the end of the quarter, we signed an agreement to issue 5.0 million shares of our common stock for gross proceeds of $9.0 million and approximate net proceeds of $8.3 million. We expect the transaction to close in early May.

With this additional funding, we do not anticipate the need to raise additional capital in the short or long term for operating purposes or to fund our growth plans. We are focused on growing our revenue, channel and partner network. However, as a company in a market that is active with merger and acquisition activity, we may have opportunities, such as for acquisitions or strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2017; however, we consider our critical accounting policies to be those related to the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, and impairment of assets.

Recently Issued Accounting Pronouncements

As described in greater detail in Note 2, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments, which had an immaterial impact on our financial statements.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, we issued 18,750 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued 300,000 shares of common stock to a subsidiary of WPP, a shareholder of the Company, in payment of amounts due under a comarketing agreement.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

On May2, 2018, we entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers identified on the signature pages thereto (the “Investors”), pursuant to which we sold to the Investors an aggregate of 5,000,000 shares (the “Shares”) of our common stock, par value $0.001 per share (“Common Stock”), for $1.80 per Share, or gross proceeds of $9,000,000 (the “Offering”).

The net proceeds of the Offering will be used for working capital purposes.

Under the Purchase Agreement, we are required to complete our one-for-three reverse split of our outstanding and authorized common stock as promptly as possible. We further agreed to list our common stock with Nasdaq within 90 days of the close of the Offering and to ensure that our Board of Directors consists of at least five members, the majority of which shall be independent under Nasdaq standards. Our Nasdaq application was submitted in March 2018 and is in process and our Board as presently constituted meets those requirements.

The Purchase Agreement contains representations, covenants and other provisions customary for the agreements of this nature.

In connection with the Offering, on May 2, 2018, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for resale the Shares acquired by the Investors in the Offering (the “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for the resale of the Registrable Securities within 30 days following the close of the Offering and to use its reasonable best efforts to cause the Registration Statement to be declared effective as soon as practicable after the filing thereof, but in any event no later than 90 days following the close of the Offering.

In the event the Registration Statement, among other things, (i) has not been filed by 30 days following the close of the Offering or (ii) has not been declared effective by 90 days following the close of the Offering, then the Company has agreed to make payments to each Investor as liquidated damages in an amount equal to 1.5% of the aggregate amount invested by each such Investor per 30-day period, up to a maximum aggregate liquidated damages amount equal to 5% of the aggregate amount invested by each such Investor. In addition, the Company has agreed to keep the Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by the Registration Statement may be sold without restriction pursuant to Rule 144 under the Securities Act.

The Shares were offered and sold solely to accredited investors on a private placement basis under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, copies of which are filed as Exhibits 10.1 and 10.2 hereto, respectively, and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Purchase Agreement dated May 2, 2018
10.2	Registration Rights Agreement dated May 2, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

**  Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 2, 2018
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: May 2, 2018
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

