Form 10-Q
period 2018-06-30
OptimizeRx Corp
filed 2018-08-07
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,637,546 common shares as of July 31, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2018 and 2017 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$12,003,864	$5,122,573
Accounts receivable	2,954,782	2,257,276
Accounts receivable – related party	2,555,931	1,173,614
Prepaid expenses	215,108	255,428
Total Current Assets	17,729,685	8,808,891
Property and equipment, net	152,898	167,305
Other Assets
Patent rights, net	604,820	638,766
Web development and other intangible costs, net	152,381	143,730
Security deposit	5,049	5,049
Total Other Assets	762,250	787,545
TOTAL ASSETS	$18,644,833	$9,763,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$176,940	$457,289
Accrued expenses	828,540	953,947
Revenue share payable	994,142	1,177,136
Revenue share payable – related party	-	447,670
Deferred revenue	845,153	507,160
Total Liabilities	2,844,775	3,543,202
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at June 30, 2018 or December 31, 2017	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 11,556,858 and 9,772,694 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	11,557	9,773
Stock warrants	1,286,424	1,286,424
Additional paid-in-capital	44,915,896	35,287,464
Accumulated deficit	(30,413,819)	(30,363,122)
Total Stockholders’ Equity	15,800,058	6,220,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,644,833	$9,763,741

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
NET REVENUE
Revenue	$3,192,138	$2,252,222	$5,961,257	$3,652,540
Revenue – Related Party	1,907,336	613,601	3,250,453	1,365,356
TOTAL NET REVENUE	5,099,474	2,865,823	9,211,710	5,017,896
REVENUE SHARE EXPENSE	2,236,751	1,605,534	4,244,842	2,987,267
GROSS MARGIN	2,862,723	1,260,289	4,966,868	2,030,629
OPERATING EXPENSES	2,589,126	1,630,853	4,884,467	3,291,631
INCOME (LOSS) FROM OPERATIONS	273,597	(370,564)	82,401	(1,261,002)

OTHER INCOME (EXPENSE)
Interest income	6,912	9,063	8,929	16,819
Interest expense	-	-	-	-

TOTAL OTHER INCOME (EXPENSE)	6,912	9,063	8,929	16,819

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	280,509	(361,501)	91,330	(1,244,183)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$280,509	$(361,501)	$91,330	$(1,244,183)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING
BASIC	10,979,086	9,861,257	10,373,326	9,883,648
DILUTED	11,949,593	9,861,257	11,517,604	9,883,648

NET INCOME (LOSS) PER SHARE
BASIC	$0.03	$(0.04)	$0.01	$(0.13)
DILUTED	$0.02	$(0.04)	$0.01	$(0.13)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the six months Ended June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$91,330	$(1,244,183)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization	108,946	141,945
Stock and options issued for services	1,013,822	291,874
Changes in:
Accounts receivable	(2,079,823)	638,602
Prepaid expenses	40,320	(866,333)
Accounts payable	(280,349)	534,743
Revenue share payable	(183,664)	(751,094)
Accrued expenses	(125,407)	(91,981)
Deferred revenue	195,966	650,331
NET CASH USED IN OPERATING ACTIVITIES	(1,218,859)	(696,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,593)	(24,599)
Web development and other intangible costs	(56,651)	(81,350)
NET CASH USED IN INVESTING ACTIVITIES	(69,244)	(105,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock for cash	8,169,394	-
Repurchase of common stock and stock payable	-	(390,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,169,394	(390,000)
NET CHANGEIN CASH AND CASH EQUIVALENTS	6,881,291	(1,192,045)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,122,573	7,034,647
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,003,864	$5,842,602

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash issuance of shares to WPP	$447,000	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading provider of digital health messaging via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers. Our cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, education and critical clinical information. Our network is comprised of leading EHR platforms and provides more than half the ambulatory healthcare providers access to these benefits within their workflow at the point of care.

The consolidated financial statements for the three and six months ended June 30, 2018 and 2017, have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2017, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in our consolidated financial statements for the prior periods to conform to the presentation of our consolidated financial statements for the current periods.

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

The impact of recording this change as of January 1, 2018 resulted in an increase in deferred revenue of $142,027 at that date and a corresponding decrease in retained earnings as well. The impact of adopting the new revenue standard in 2018 resulted in lower revenues in the six months ended June 30, 2018. Had the new revenue standard not taken effect, our revenues for the period would have been higher by $144,262 and deferred revenues lower by $144,262. Almost all of these revenues are expected to be recognized by December 31, 2018, so the primary effect of the new revenue standard is to shift revenues between quarters by immaterial amounts. The impact of adopting the new revenue standard in 2018 also resulted in lower revenues in the three months ended June 30, 2018. Had the new revenue standard not taken effect, our revenues for the period would have been higher by $26,351.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

NOTE 3 – STOCKHOLDERS’ EQUITY

Effective May 14, 2018, in connection with our listing on the Nasdaq Capital Markets Exchange, we implemented a reverse split of our common stock by exchanging each three shares of our common stock for one share. The effect of this reverse split is presented in the accompanying financial statements as if it had been effective as off the beginning of the earliest period presented. We elected to round fractional shares up to the nearest whole number rather than redeem them for cash, and as a result we issued 908 additional shares.

Our Director Compensation Plan calls for issuance of 2,084 shares per quarter to each independent director. In 2018, we issued 6,252 shares valued at $28,875 and 8,336 shares valued at $89,945 for the quarters ended March 31, and June 30, respectively. In 2017, we issued 6,252 shares in each of the quarters ended March 31, 2017 and June 30, 2017, valued at $15,375 and $19,312, respectively.

In the quarter ended March 31, 2018, we issued 100,000 shares of common stock to a subsidiary of WPP, one of the world’s largest media companies, and a shareholder, in full payment of all amounts due under a comarketing agreement that covered certain WPP agencies, whereby we shared a portion of our revenue with those agencies related to programs awarded to us by those agencies. The shares were valued at $447,000, the market value of the stock on the date of issuance. The amount due was recorded as a liability in revenue share payable at December 31, 2017.

During the quarter ended June 30, 2018, in a private transaction, we issued 1,666,669 shares of our common stock for gross proceeds of $9,000,000. In connection with this transaction, we incurred equity issuance costs of $835,526 related to payments to advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $8,164,474.

We also issued 2,002 common shares and received proceeds of $4,920 in connection with the exercise of options by a former employee during the quarter ended June 30, 2018.

NOTE 4 – SHARE BASED PAYMENTS – OPTIONS AND STOCK AWARDS

We use the fair value method to account for stock-based compensation. We recorded $712,998 and $257,187 in compensation expense in the six months ended June 30, 2018 and 2017, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The assumptions used in this model were similar to the assumptions set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to grants in 2017. As also discussed in the 10-K, we increased the shares of common stock authorized under our stock option plan during the quarter to 1,833,333 million shares.

We also granted 130,000 shares of performance based stock awards during the six months ended June 30, 2018. These shares were valued at their fair market value of $4.20 per share on the date of grant. The grants are currently expected to vest. A total of $182,004 of expense has been recorded related to these grants.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The company is not involved in any legal proceedings.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

NOTE 6 – RELATED PARTY TRANSACTIONS

WPP, a large international media conglomerate, owns approximately 18% of our common shares. As described in more detail in Note 3, Stockholders Equity, we issued 100,000 shares of our common stock to a subsidiary of WPP related to the finalization and termination of a co-marketing agreement.

Our customers are primarily pharmaceutical companies; however, sometimes their messaging programs are billed through media agencies. Revenues earned on messaging programs billed through media agencies owned by WPP are reflected as related party revenues on our income statement. Amounts due from those same agencies are reflected as related party accounts receivable on the balance sheet since their parent company owns a minority portion of our common shares.

NOTE 7 – NET INCOME (LOSS) PER SHARE

The following tables sets forth the computation of basic and diluted net income per share.

	Three months ended June 30		Six Months ended June 30
	2018	2017	2018	2017
Numerator
Net income loss	$280,509	$(361,501)	$91,330	$(1,244,183)

Denominator
Weighted average shares outstanding used in computing net income (loss) per share
Basic	10,979,086	9,861,257	10,373,326	9,883,648
Effect of dilutive stock options, warrants, and stock grants	970,507	-	1,144,278	-
Diluted	11,949,593	9,861,257	11,517,604	9,883,648

Net Income (Loss) per share
Basic	$0.03	$(0.04)	$0.01	$(0.13)
Diluted	$0.02	$(0.04)	$0.01	$(0.13)

NOTE 8 – SUBSEQUENT EVENTS

In July 2018, we issued 34,656 shares of common stock and received proceeds of $104,581 in connection with the exercise of options by former consultants and a former employee. In addition, in July 2018, we issued 46,032 shares of our common stock in connection with the cashless exercise of 70,842 warrants that were issued in March 2014 and would have otherwise expired in March 2019.

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

Overview

Company Highlights through July, 2018

1)	Our net revenue for the first six months of 2018 was $9.2 million, up 84% over the same period in 2017. The increase is attributable to financial and brand messaging growth from new and returning clients.
2)	Our net revenue for the second quarter of 2018 was $5.1 million, an increase of 78% versus the same quarter in 2017.
3)	We completed a 1 for 3 reverse stock split in May 2018, and up-listed our stock to the Nasdaq Capital Markets in June 2018.
4)	We raised $9.0 million in a private placement of common stock with two established institutional investors, which solidified our balance sheet and provided capital to further grow our business.
5)	We expanded our board of directors, adding two new independent directors, Patrick Spangler and Bryan Archambault, as well as established an audit committee to further improve our corporate governance.
6)	We continued to focus on adding additional brands for existing clients, providing new solutions, expanding the utilization of our network for existing brands, and obtaining new pharmaceutical manufacturer clients and advertising agencies.

Our success in acquiring, integrating and expanding into new electronic health record (EHR) and electronic prescribing (eRx) platforms continues to grow. For the remainder of 2018, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their work flow and reach. With the growth of both our pharmaceutical products and our distribution network, we expect that our financial, brand, and clinical messaging will continue to increase and show strong growth throughout the year.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues

Our total net revenue for the three months ended June 30, 2018 was approximately $5.1 million, an increase of 78% over the approximately $2.9 million from the same period in 2017. Our total net revenue for the six months ended June 30, 2018 was approximately $9.2 million, an increase of 84% over the approximately $5.0 million from the same period in 2017. The increase in both periods was due primarily to increases in our brand messaging products, as well as expanded distribution channels for our financial messaging. Additionally, the launch of new pharmaceutical brands, which total over 100 between financial and brand messaging, also contributed to the increase.

We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service. As described in greater detail in Note 2 to the financial statements, we adopted the new revenue standard during the quarter ended March 31, 2018. The effect of that, which was immaterial, was to decrease our revenue by approximately $26,000 during the quarter and by approximately $142,000 for the six-month period. Virtually all of that revenue, however, will be recognized throughout the remainder of 2018.

Cost of Revenues

Our cost of revenues, comprised primarily of revenue share expense, increased in the three and six months ended June 30, 2018 over the same periods in 2017 as a result of the revenue increases. However, as a percentage of revenues, cost of revenues decreased in 2018 over 2017 as reflected in the table below. This decrease in our cost of revenue percentages is primarily the result of our focus on reducing revenue share percentages on our financial messaging and the launch of our brand messaging in 2017. During the launch period in 2017, we had only nominal margins on these products, but by 2018 we had achieved greater scale on these products, resulting in normal margin and an overall increase in margin.

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Cost of Revenues %	43.9%	56.0%	46.0%	59.5%
Gross Margin %	56.1%	44.0%	54.0%	40.5%

Gross Margin

Our gross margins improved from 2017 to 2018 in both the three and six month periods ended June 30 for the similar reasons mentioned in the discussion of cost of revenues above. We have been focused on improving our margins and were targeting a gross margin of at least 55% by the fourth quarter of 2018. We achieved that goal ahead of schedule in the recently completed second quarter and are now focused on maintaining, or improving, those margins. Our overall margin is impacted by product mix, so there may be variations in margin from quarter to quarter, depending on the product mix, introduction of new products, and other factors.

Operating Expenses

Operating expenses increased from approximately $1.6 million for the three months ended June 30, 2017 to approximately $2.6 million for the same period in 2018. Operating expenses increased from approximately $3.3 million for the six months ended June 30, 2017 to approximately $4.9 million for the same period in 2018. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Salaries, Wages, & Benefits	$1,306,689	$882,646	$2,516,986	$1,615,674
Stock-based compensation	516,700	162,431	1,013,822	291,875
Professional Fees	116,373	51,448	179,399	183,663
Board Compensation	33,375	18,750	58,625	37,500
Investor Relations	26,628	22,758	52,865	52,143
Consultants	29,809	100,661	39,809	208,721
Advertising and Promotion	97,977	37,177	118,728	144,240
Depreciation and Amortization	54,473	70,973	108,945	141,945
Development and Maintenance	119,372	88,267	325,312	183,263
Integration Incentives	40,626	61,500	81,252	162,342
Office, Facility, and other	154,165	71,745	226,972	135,921
Travel and Entertainment	92,939	62,497	161,752	134,344

Total Operating Expense	$2,589,126	$1,630,853	$4,884,467	$3,291,631

The largest increases in operating expenses related to salaries, wages, and benefits and other human resource-related costs. Since the beginning of the first quarter of 2017, we have appointed a new president, a new VP of engineering and two new vice presidents of sales, as well as hired a new account manager and related technical and administrative support. These new team members also resulted in increases in benefits, payroll taxes, travel, and stock compensation. We also implemented new incentive compensation plans for our sales force that increased their incentive compensation. In addition, virtually all of our incentive compensation is tied to revenue and the strong revenue growth in 2018 resulted in increased incentive compensation. The increased stock-based compensation results from the acceleration of vesting of previously granted options as well as the grant of options during the period related to achievement of performance-based goals. The expense related to stock compensation is also correlated to our stock price and the increase in our stock price results in an increase in stock compensation expense. We expect stock-based compensation to remain at similar levels on a quarterly basis for the balance of the year.

As reflected in the table below, our operating expenses decreased as a percentage of overall revenue.

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Operating expense as a percentage of revenue, excluding litigation settlements	50.1%	56.9%	53.0%	65.6%

We expect our overall operating expenses to continue to increase slightly on a quarter to quarter basis as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace; however, we expect operating expense as a percentage of revenue to continue to decrease.

Net Income (Loss)

We had net income of approximately $280,000 for the three months ended June 30, 2018 as compared to a loss of approximately $362,000 during the same period in 2017. Our net income for the six months ended June 30, 2018 was approximately $91,000, as compared to a loss of approximately $1.2 million during the same period in 2017. The reasons for specific components are discussed above, however our increased revenues have resulted in us achieving profitability. We expect to continue to be profitable on a quarterly basis, although in any particular quarter, one-time expenses related to growth initiatives could result in a loss for a particular quarter.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of approximately $17.7 million, compared with current liabilities of approximately $2.8 million, resulting in working capital of approximately $14.9 million and a current ratio of approximately 6.2 to 1. This was an improvement from working capital of approximately $5.3 million and a current ratio of 2.5 to 1 at December 31, 2017.

Our operating activities used approximately $1.2 million in cash during the six months ended June 30, 2018, compared to approximately $700,000 in the same period in 2017. The cash used in the 2017 period was the result of our net loss, partially offset by working capital management. The cash used in the 2018 period was primarily the result of our significant increase in revenues, resulting in a significantly larger amount of accounts receivable. We also had a change in payment terms for one of our key partners, which resulted in a reduction of our revenue share payable, as well as payment of certain year-end liabilities that occurred in 2018. We expect to have positive cash flow from operations on a quarterly basis for the balance of the year.

We used insignificant amounts in investing activities in the six months ended June 30, 2018, and 2017. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities.

We had cash provided from financing activities of approximately $8.2 million during the six months ended June 30, 2018, compared with cash used of $390,000 in the same period in 2017. During that period, we issued 1.667 million shares of our common stock for gross proceeds of $9.0 million and approximate net proceeds of $8.2 million. In addition, as discussed in Note 3, we issued 100,000 shares valued at $447,000 in a non-cash transaction in payment of revenue share due under a comarketing agreement and the accompanying termination of the agreement. We used cash in financing activities in the same period in 2017 for the repurchase of shares held by our previous CEO.

With the additional capital that we raised this year, we do not anticipate the need to raise additional capital in the short or long term for operating purposes or to fund our growth plans. We are focused on growing our revenue, channel and partner network. However, as a company in a market that is active with merger and acquisition activities, we may have opportunities, such as for acquisitions or strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value.

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See risk factors included in the Company’s Annual Report on Form 10-K for 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 6,252 and 8,336 shares of common stock in March 2018 and June 2018, respectively, to our independent directors in connection with our Director Compensation Plan.

In May 2018, we issued an aggregate of 1,666,669 shares of our common stock, par value $0.001 per share for $5.40 per share, or gross proceeds of $9,000,000. The net proceeds of the offering of approximately $8.2 million will be used for working capital purposes.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	August 7, 2018

By:	/s/ Will Febbo
Will Febbo
Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	August 7, 2018

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

