Form 10-Q
period 2018-09-30
OptimizeRx Corp
filed 2018-11-05
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from  __________ to __________

Commission File Number:  001-38543

OptimizeRx Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,013,682 common shares as of October 31, 2018.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2018 and 2017 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$13,523,002	$5,122,573
Accounts receivable	3,791,964	2,257,276
Accounts receivable – related party	1,373,054	1,173,614
Prepaid expenses	201,320	255,428
Total Current Assets	18,889,340	8,808,891
Property and equipment, net	149,936	167,305
Other Assets
Patent rights, net	587,848	638,766
Web development and other intangible costs, net	128,381	143,730
Security deposit	5,049	5,049
Total Other Assets	721,278	787,545
TOTAL ASSETS	$19,760,554	$9,763,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$165,458	$457,289
Accrued expenses	814,530	953,947
Revenue share payable	763,084	1,177,136
Revenue share payable – related party	-	447,670
Deferred revenue	813,316	507,160
Total Liabilities	2,556,388	3,543,202
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at September 30, 2018 or December 31, 2017	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 11,970,976 and 9,772,694 shares issued and outstanding at Sept 30, 2018 and December 31, 2017, respectively	11,971	9,773
Stock warrants	-	1,286,424
Additional paid-in-capital	47,361,086	35,287,464
Accumulated deficit	(30,168,891)	(30,363,122)
Total Stockholders’ Equity	17,204,166	6,220,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,760,554	$9,763,741

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
NET REVENUE
Revenue	$3,990,486	$2,076,736	$9,951,743	$5,729,275
Revenue – Related Party	1,424,898	1,025,871	4,675,351	2,391,227
TOTAL NET REVENUE	5,415,384	3,102,607	14,627,094	8,120,502
REVENUE SHARE EXPENSE	2,268,968	1,703,676	6,513,810	4,690,943
GROSS MARGIN	3,146,416	1,398,931	8,113,284	3,429,559
OPERATING EXPENSES	2,923,238	2,028,589	7,807,705	5,320,220
INCOME (LOSS) FROM OPERATIONS	223,178	(629,658)	305,579	(1,890,661)

OTHER INCOME (EXPENSE)
Interest income	21,750	6,872	30,679	23,691
Interest expense	-	-	-	-

TOTAL OTHER INCOME (EXPENSE)	21,750	6,872	30,679	23,691

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	244,928	(622,786)	336,258	(1,866,970)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$244,928	$(622,786)	$336,258	$(1,866,970)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	11,755,500	9,752,122	10,840,584	9,839,325
DILUTED	12,921,768	9,752,122	11,766,754	9,839,325

NET INCOME (LOSS) PER SHARE
BASIC	$0.02	$(0.06)	$0.03	$(0.19)
DILUTED	$0.02	$(0.06)	$0.03	$(0.19)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$336,258	$(1,866,970)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation and amortization	163,418	212,918
Stock and options issued for services	1,721,979	497,033
Changes in:
Accounts receivable	(1,734,128)	355,644
Prepaid expenses	54,108	(454,486)
Accounts payable	(291,831)	26,544
Revenue share payable	(414,722)	(744,526)
Accrued expenses	(139,417)	146,291
Deferred revenue	164,129	342,511
NET CASH USED IN OPERATING ACTIVITIES	(140,206)	(1,485,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,131)	(29,310)
Web development and other intangible costs	(56,651)	(117,168)
NET CASH USED IN INVESTING ACTIVITIES	(79,782)	(146,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock for cash	8,620,417	-
Repurchase of common stock and stock payable	-	(390,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,620,417	(390,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,400,429	(2,021,519)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,122,573	7,034,647
CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,523,002	$5,013,128

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash issuance of shares to WPP	$447,000	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are a leading digital health messaging platform via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers. Our cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, education and critical clinical information. Our network is comprised of leading EHR platforms and provides more than half of the ambulatory healthcare providers access to these benefits within their workflow at the point of care.

The consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2018 and 2017, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2017, has been derived from the audited consolidated balance sheet as of that date. Certain items in the 2017 financial statements have been reclassified to conform with the 2018 presentation.

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

The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in our consolidated financial statements for the prior periods to conform to the presentation of our consolidated financial statements for the current periods.

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

The impact of recording this change as of January 1, 2018 resulted in an increase in deferred revenue of $142,027 at that date and a corresponding decrease in retained earnings as well. The impact of adopting the new revenue standard in 2018 resulted in lower revenues in the nine months ended September 30, 2018. Had the new revenue standard not taken effect, our revenues for the period would have been higher by $151,514 and deferred revenues lower by $151,514. Almost all of these revenues are expected to be recognized by December 31, 2018, so the primary effect of the new revenue standard is to shift revenues between quarters by immaterial amounts. The impact of adopting the new revenue standard in 2018 also resulted in lower revenues in the three months ended September 30, 2018. Had the new revenue standard not taken effect, our revenues for the period would have been higher by $7,252.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

NOTE 3 – STOCKHOLDERS’ EQUITY

Effective May 14, 2018, in connection with our listing on the Nasdaq Capital Market, we implemented a reverse split of our common stock by exchanging each three shares of our common stock for one share. Our financial statements and all equity transactions have been retroactively adjusted to account for the reverse stock split. We elected to round fractional shares up to the nearest whole number rather than redeem them for cash, and as a result we issued 908 additional shares as a result of this rounding.

Our Director Compensation Plan calls for issuance of 2,084 shares of common stock per quarter to each independent director. In 2018, we issued 6,252 shares valued at $28,875, 8,336 shares valued at $89,945, and 11,489 shares valued at $206,802 for the quarters ended March 31, June 30 and September 30, respectively. In 2017, we issued 6,252 shares in each of the quarters ended March 31, June 30 and September 30 valued at $15,375, $19,312, and $23,250, respectively.

In the quarter ended March 31, 2018, we issued 100,000 shares of common stock to a subsidiary of WPP, one of the world’s largest media companies, and a shareholder, in full payment of all amounts due under a co-marketing agreement that covered certain WPP agencies, whereby we shared a portion of our revenue with those agencies related to new programs through those agencies. The shares were valued at $447,000, the market value of the stock on the date of issuance. The amount due was recorded as a liability in revenue share payable at December 31, 2017.

During the quarter ended June 30, 2018, in a private transaction, we issued 1,666,669 shares of our common stock for gross proceeds of $9,000,000. In connection with this transaction, we incurred equity issuance costs of $835,526 related to payments to advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $8,164,474.

We also issued 143,405 shares of common stock and received proceeds of $455,942 in connection with the exercise of options in 2018.

During the quarter ended September 30, 2018, we issued 10,000 shares of stock, valued at $148,050, for investor relations services.

During the quarter ended September 30, 2018, we issued 251,046 shares of common stock in connection with the cashless exercise of a warrant to purchase 348,194 shares.

NOTE 4 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock-based compensation. We recorded $1,248,307 and $439,095 in compensation expense in the nine months ended September 30, 2018 and 2017, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current year, options granted in the current year and options repriced in the current year. The assumptions used in this model were similar to the assumptions set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to grants in 2017. As also discussed in the 10-K, we increased the shares of common stock authorized under our stock option plan during 2018 to 1,833,333 million shares. There is $879,250 of remaining expense related to unvested options to be recognized in the future.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The company is not involved in any legal proceedings.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

NOTE 6 – RELATED PARTY TRANSACTIONS

WPP, a large international media conglomerate, owns approximately 18% of our common shares. As described in more detail in Note 3, Stockholders’ Equity, we issued 100,000 shares of our common stock to a subsidiary of WPP related to the finalization and termination of a co-marketing agreement.

Our customers are primarily pharmaceutical companies; however, sometimes their messaging programs are billed through media agencies. Revenues earned on messaging programs billed through media agencies owned by WPP are reflected as related party revenues on the income statement and amounts due from those same agencies are reflected as related party accounts receivable on the balance sheet since WPP, through a subsidiary company, owns a minority portion of our common shares, even though the party receiving the ultimate services is not a related party.

NOTE 7 – NET INCOME (LOSS) PER SHARE

The following tables sets forth the computation of basic and diluted net income per share.

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2018	2017	2018	2017
Numerator
Net income (loss)	$244,928	$(622,786)	$336,258	$(1,866,970)

Denominator
Weighted average shares outstanding used in computing net income (loss) per share
Basic	11,755,500	9,752,122	10,840,584	9,839,325
Effect of dilutive stock options, warrants, and stock grants	1,166,268	-	936,170	-
Diluted	12,921,768	9,752,122	11,766,754	9,839,325

Net Income (Loss) per share
Basic	$0.02	$(0.06)	$0.03	$(0.19)
Diluted	$0.02	$(0.06)	$0.03	$(0.19)

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

NOTE 8 – SUBSEQUENT EVENTS

In October 2018, we issued 7,248 shares of common stock and received proceeds of $25,651 in connection with the exercise of options. In addition, in October 2018, we issued 5,000 shares of our common stock in connection with investor relations services.

In October 2018, we completed the acquisition of CareSpeak Communications, a leader in interactive health messaging for improved medication adherence and care coordination to expand our reach to communicate directly to patients, resulting in greater medication adherence, persistence and affordability. This strategic acquisition allows us to continue diversifying our revenue streams and scaling our current solution.

The purchase price was $6.0 million plus estimated working capital received of $91,411. A portion of the purchase price, $500,000, was payable in shares of our common stock and 30,638 shares were issued in connection with this acquisition. Additional cash payments of up to $3.0 million may be come due as part of an earnout if we achieve $2.0 million of revenues related to the “CareSpeak” product in 2019, and $3.0 million in 2020.

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

Overview

Company Highlights through October, 2018

1)	Our revenues for the first nine months of 2018 were approximately $14.6 million, an 80% increase over the same period in 2017, attributable to our messaging platform growth from new and returning clients and expanded reach to health care providers.
2)	Our revenues for the third quarter of 2018 were approximately $5.4 million, up 75% over the same quarter in 2017.
3)	In October, we acquired CareSpeak Communications, a leader in interactive health messaging for improved medication adherence and care coordination.
4)	We completed a 1 for 3 reverse stock split in May 2018 and up-listed our stock to the Nasdaq Capital Market in June 2018.
5)	We raised $9.0 million in common equity from established funds that bolstered our balance sheet and provided investment capital to further grow our business.
6)	We expanded our board of directors, adding two new independent directors, Patrick Spangler and Bryan Archambault, as well as established a formal audit committee.
7)	We continued to focus on adding additional brands for existing clients, providing new solutions, expanding the utilization of our network for existing brands, and obtaining new pharmaceutical manufacturer clients and advertising agencies.

Our success in acquiring, integrating and expanding into new EHR/eRx platforms continues to grow. For the remainder of 2018, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their work flow and reach. With the growth of both our pharmaceutical products and our distribution network, we expect that our financial, brand, and clinical messaging will continue to increase and show strong growth throughout the year.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

Our total revenue for the three months ended September 30, 2018 was approximately $5.4 million, an increase of 75% over the approximately $3.1 million from the same period in 2017. Our total revenue for the nine months ended September 30, 2018 was approximately $14.6 million, an increase of 80% over the approximately $8.1 million from the same period in 2017. These increased revenues resulted primarily from increases in our messaging products, as well as expanded distribution channels. Additionally, the launch of new pharmaceutical brands, which total over 100 in our messaging platforms, also contributed to the increase.

We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service. As described in greater detail in Note 2 to the financial statements, we adopted the new revenue standard during the quarter ended March 31, 2018. The effect of that, which was immaterial, was to decrease our revenue by approximately $7,000 during the quarter and by approximately $151,000 for the nine-month period. The vast majority of that revenue, however, will be recognized throughout the remainder of 2018.

Cost of Revenues

Our cost of revenues, comprised primarily of revenue share expense, increased in the three and nine months ended September 30, 2018 over the same periods in 2017 as a result of the revenue increases. However, as a percentage of revenues, cost of revenues decreased in 2018 over 2017 as reflected in the table below. This decrease in our cost of revenue percentages is primarily the result of the launch of our brand messaging in 2017 and the expansion of those products in 2018. Our brand messaging revenues have a significant fixed cost component to them. Revenue increases in brand messaging have a significant impact on improving our margins. During the launch period in 2017, we had only nominal margins on these products, but by 2018 we had achieved greater scale on these products, resulting in significant margin improvements.

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2018	2017	2018	2017

Cost of Revenues %	41.9%	54.9%	44.5%	57.8%
Gross Margin %	58.1%	45.1%	55.5%	42.2%

Gross Margin

Our gross margins improved from 2017 to 2018 in both the three and nine-month periods ended September 30, as reflected in the table above and for the reasons reflected in the discussion of cost of revenues. We have been focused on improving our margins and were targeting a gross margin of at least 55% by the fourth quarter of 2018. We achieved that goal ahead of schedule in both the recently completed second and third quarters and are now focused on maintaining, or improving, those margins. Our overall margin is impacted by product mix, so there may be variations in margin from quarter to quarter, depending on the product mix, introduction of new products, and other factors.

Operating Expenses

Operating expenses increased from approximately $2.0 million for the three months ended September 30, 2017 to approximately $2.9 million for the same period in 2018. Operating expenses increased from approximately $5.3 million for the nine months ended September 30, 2017 to approximately $7.8 million for the same period in 2018. The detail by major category is reflected in the table below.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2018	2017	2018	2017

Salaries, Wages, & Benefits	$1,381,237	$1,237,773	$3,898,222	$2,853,446
Stock-based Compensation	708,163	205,158	1,721,985	497,033
Professional Fees	97,387	35,661	276,786	219,323
Board Compensation	45,875	23,125	104,500	60,625
Investor Relations	32,816	26,887	85,681	79,031
Consultants	66,830	76,745	106,639	285,466
Advertising and Promotion	106,920	45,406	225,648	189,646
Depreciation and Amortization	54,473	70,973	163,418	212,918
Development and Maintenance	114,604	103,172	439,916	286,435
Integration Incentives	70,626	61,500	151,878	223,842
Office, Facility, and Other	137,889	75,068	364,861	210,989
Travel and Entertainment	106,418	67,121	268,171	201,466

Total Operating Expense	$2,923,238	$2,028,589	$7,807,705	$5,320,220

The largest increases in operating expenses are related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2017, we have appointed a new president, a new VP of engineering and three new vice presidents of sales, as well as hired a new account manager and related technical and administrative support. These new team members also resulted in increases in benefits, payroll taxes, travel, and stock compensation. We also implemented new incentive compensation plans for our sales force that increased their incentive compensation. In addition, virtually all of our incentive compensation is tied to revenue and the strong revenue growth in 2018 resulted in increased incentive compensation. The increased stock-based compensation results from the acceleration of vesting of previously granted options as well as the grant of options during the period related to achievement of performance-based goals. The expense related to stock compensation is also correlated to our stock price and the increase in our stock price results in an increase in stock compensation expense. We expect stock-based compensation to remain at similar levels on a quarterly basis for the balance of the year.

As reflected in the table below, our operating expenses decreased as a percentage of overall revenue.

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2018	2017	2018	2017
Operating expense as a percentage of revenue	54.0%	65.4%	53.4%	65.5%

We expect our overall operating expenses to continue to increase slightly on a quarter to quarter basis as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace; however, we expect operating expense as a percentage of revenue to continue to decrease.

Net Income (Loss)

We had net income of approximately $245,000 for the three months ended September 30, 2018 as compared to a loss of approximately $622,000 during the same period in 2017. Our net income for the nine months ended September 30, 2018 was approximately $336,000, as compared to a loss of approximately $1.9 million during the same period in 2017. The reasons for specific components are discussed above, however our increased revenues have resulted in us achieving profitability. We expect to continue to be profitable on a quarterly basis, although in any particular quarter, expenses related to growth initiatives could result in a loss for a particular quarter. In particular, costs related to our acquisition of CareSpeak Communications may result in a loss for the fourth quarter of 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of approximately $18.9 million, compared with current liabilities of approximately $2.6 million, resulting in working capital of approximately $16.3 million and a current ratio of approximately 7.4 to 1, improved from the working capital of approximately $5.3 million and current ratio of 2.5 to 1 at December 31, 2017.

Our operating activities used approximately $140,000 in cash during the nine months ended September 30, 2018, compared with cash used of approximately $1.5 million in the same period in 2017. The cash used in the 2017 period was the result of our net loss, partially offset by working capital management. The cash used in the 2018 period was primarily the result of our significant increase in revenues, resulting in a significantly larger amount of accounts receivable. We also had a change in payment terms for one of our key partners, which resulted in a reduction of our revenue share payable, as well as payment of certain year end liabilities that occurred in 2018.We had positive cash flow from operations in the third quarter of 2018 of approximately $1.1 million and we expect to have positive cash flow from operations for the balance of the year.

Investing activities used approximately $80,000 in cash for the nine months ended September 30, 2018, compared with approximately $150,000 used in the same period in 2017. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities.

We had cash provided from financing activities of approximately $8.6 million during the nine months ended September 30, 2018, compared with cash used of $390,000 in the same period in 2017. In 2018, we issued 1.667 million shares of our common stock for gross proceeds of $9.0 million and approximate net proceeds of $8.2 million. We also issued approximately 143,000 shares and received proceeds of approximately $455,000 from the exercise of stock options. In addition, as discussed in Note 3, we issued 100,000 shares valued at $447,000 in a non-cash transaction in payment of revenue share due under a co-marketing agreement and the accompanying termination of the agreement. We used cash in financing activities in the same period in 2017 for the repurchase of shares held by our previous CEO.

With the additional capital that we raised this year, we do not anticipate the need to raise additional capital in the short or long term for operating purposes or to fund our growth plans. We are focused on growing our revenue, channel and partner networks. However, as a company in a market that is active with merger and acquisition activities, we may have opportunities, such as for acquisitions or strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value.

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 6,252 shares, 8,336 shares, and 11,489 shares of common stock in March, June, and September 2018, respectively, to our independent directors in connection with our Director Compensation Plan.

In August and September 2018, we issued a total of 10,000 shares of our common stock to our investor relations firm in connection with services provided.

In July, August, and September 2018, we issued a total of 251,406 shares of our common stock in connection with the cashless exercise of warrants.

In May 2018, we issued an aggregate of 1,666,669 shares of our common stock, par value $0.001 per share, for $5.40 per share, or gross proceeds of $9,000,000. The net proceeds of the offering of approximately $8.2 million will be used for working capital purposes.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

**  Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date:	November 5, 2018

	By:	/s/ William J. Febbo
	Title:	William J. Febbo Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation

Date:	November 5, 2018

	By:	/s/ Douglas P. Baker
	Title:	Douglas P. Baker Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer