Form 10-K
period 2018-12-31
OptimizeRx Corp
filed 2019-03-12
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38543

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Water Street, Ste. 200 Rochester, MI	48307
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 248-651-6568

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	Nasdaq Capital Market
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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $81,729,898

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,095,111 common shares as of March 7, 2019.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	38

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

Item 1. Business

Overview

We are a leading provider of digital health messaging via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers and patients. Our cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance and critical clinical information. Our network is comprised of leading EHR platforms and provides more than half a million healthcare providers with access to these benefits within their workflow at the point of care.

2018 Company Highlights

1)	Our net revenue increased to a record $21.2 million in 2018, a 75% increase over 2017.

2)	Our net revenue was a record $6.6 million in Q4 2018, up 65% over Q4 2017.

3)	We up-listed to the Nasdaq Capital Market in 2018. In connection with our up-listing, we completed a 1 for 3 reverse-split of our common stock and issued additional gross equity of $9.0 million and received net proceeds of $8.2 million.

4)	We acquired CareSpeak Communications, a leader in interactive health messaging for improved medication adherence and care coordination in October.

5)	We expanded our sales team and established a strong base, which helped drive record revenues for Q3 and Q4 2018 with expected continued revenue growth in 2019 and beyond.

6)	We acquired new pharmaceutical manufacturers and brands for our core offerings of Financial and Brand messaging for distribution through our expanding number of channel partners.

7)	We launched our own clinical messaging platform on a pilot basis in Q4 2018 with one channel partner.

8)	An independent analytics firm determined that investment returns from our pharmaceutical promotions with multiple pharmaceutical brands differentiate our programs as one of the most effective digital tactics available to pharmaceutical firms.

Pharmaceutical Sales and Marketing Updates

Our sales team continues to expand our business with existing clients and with new clients. We are focused on adding additional brands for existing clients, providing new solutions, expanding the utilization of our network for existing brands, and obtaining new clients.

Additionally, we have expanded our service offerings as follows:

●	Brand Messaging – In 2018, we successfully built on the banner messaging platform that we launched in 2017 and have expanded the partners using the platform. We also developed our own clinical messaging system and launched it with our first partner in late 2018. We expect both of these to expand in 2019.

●	Brand Support – We have designed a service to better insure that manufacturer brands are available in every ePrescribing platform available, and we have incorporated this to an overall program related to launch brands that include brand awareness messaging and financial messaging.

We also have continued to ramp up our marketing efforts as follows:

●	Co-hosted a plenary session, “Addressing Medication Adherence to Improve Quality of Care,” at the 12th Annual Digital Pharma East conference.

●	Presented at multiple investor conferences in 2018, including: Noble Capital Markets’ 13th Annual Investor Conference, 30th Annual Roth Conference, 7th Annual LD Micro Invitational and Annual LD Micro Main Event, Roth London conference, Lake Street Investor conference, and B Riley FBR investor conference.

With the growth of both the number of our pharmaceutical clients and brands and our distribution network, we expect our distribution of messages will continue to increase substantially in 2019.

Operational Update

In 2019, we plan to expand our existing network and increase physician utilization of our partner networks. We continue to work individually with our partners to improve point-of-care workflow, increase overall revenue derived from each channel and increase coupon utilization by providers who have access. We are also focused on increasing the number of physicians who have access to our service offerings. In addition to revenue growth provided by new pharma brands and network partners, we believe there is significant revenue growth potential within existing brands by better utilizing our existing partner networks and expanding our product offerings.

We completed the integration activities related to our acquisition of CareSpeak Communications, Inc and expect revenues from these patient engagement activities to ramp up substantially in 2019.

Technology Updates

To support our growth, we have migrated our platform to Oracle database software and to further improve the efficiency of our system, we have moved our software to Amazon Web Services.

We have developed our own proprietary clinical messaging system designed to expand our ability to deliver key clinical messages in addition to financial support, and we plan to integrate this within EHRs that currently do not offer this valued product to their providers. We launched this system in 2018 with one channel partner and expect to launch it with additional partners in 2019.

As a result of our acquisition of CareSpeak Communications, Inc., we now have a 7-person tech team based in Croatia to help develop further applications throughout the organization.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

●	Financial Messaging – Our integrated financial messaging platform is a revolutionary virtual “Patient Support Center” that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems. It allows them to search, print or electronically dispense directly to patients and a national network of pharmacies. Our platform eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings for their patients. Today, nearly 60% of doctor offices ban or limit drug representatives and the samples they offer. While samples are still valuable, our solution addresses the fact that many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

●	Brand and Clinical Messaging – Our brand messaging services include a variety of brand awareness and clinical messaging services that can be tailored to meet the needs of a brand. These messages can include brand awareness messages, reminder ads, clinical messages and unbranded messages that can be targeted by specialty, diagnostic code and other criteria. Brand messaging is highly complementary to our core financial messaging product. Historically, we have sold brand messaging based on specific products offered by our EHR partners, but we have developed our own proprietary banner messaging system, rolled this product out in 2017, and expanded it in 2018. We also developed our own clinical messaging system and launched it with our first partner in late 2018. We believe brand messaging represents a significant growth opportunity for us.

●	Brand Support – Our brand support is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their products. Our services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists pharmaceutical manufacturers in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but represents a significant growth opportunity for us.

●	Patient engagement – Our patient engagement activities arose out of our acquisition of CareSpeak Communications in October 2018. Our technology solution provides digital messaging services through our cloud based Mobile Health Messenger (“MHM”) Platform. We provide interactive health messaging for improved medication adherence and care coordination. Our HIPAA-compliant, automated, mobile messaging platform allows pharmaceutical manufactures and related entities to directly engage with patients to improve regimen compliance.

Marketing and Sales

We continue to extend our marketing efforts to build both brand and capabilities awareness in the market. As previously discussed, we continue to actively participate in industry and partner events.

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

Intellectual Property

In 2012, we were awarded a patent for our innovative solution (US Patent No. 8,341,015). This award was a result of our extensive research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients. As part of our acquisition of CareSpeak Communications, we also acquired (US Patent No. 7,956,727) related to methods and systems for medication management.

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

OPTIMIZERx, CareSpeak and SampleMD are our licensed trademarks.

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

Employees

As of December 31, 2018, we had 37 full-time employees, as well as contracted programmers, as needed, throughout the year.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, OptimizeRx Corporation, a Michigan corporation, CareSpeak Communications, Inc., a New Jersey Corporation, and CareSpeak Communications, D.O.O, a controlled foreign corporation incorporated in Croatia.

Recent developments

In February 2019, the Company’s Board of Directors amended the 2013 Equity Compensation Plan to increase the number of shares authorized under the plan to 2,500,000. At the same time, the Company granted 50,000 shares of restricted common stock to officers and options to purchase 67,050 shares of common stock with an exercise price of $13.06 to non-officers, both of which vest only if the Company achieves certain stretch revenue goals in 2019. In addition, the Company granted 35,500 time-based options, with the same exercise price, to new employees, and accelerated vesting to 2019 on 100,000 existing options that previously were scheduled to vest in 2020.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

While we were profitable in 2018, since the inception of our business we have historically incurred losses. While we have increased revenues significantly, we have not yet been able to achieve consistent profitability due to significant investments in our growth, and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

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

We currently work with many leading pharmaceutical companies, including Pfizer, Eli Lilly, Merck, AstraZeneca, Alcon, Novartis, Novo Nordisk, Valeant, Shire, and others. Our failure to retain existing customers or expand with new customers could negatively impact our business.

We are dependent on a concentrated group of customers.

Our revenues are concentrated in approximately 25 customers, primarily large pharmaceutical manufacturers. Loss of one or more of our larger customers could have a negative impact on our operating results. In each of 2017 and 2018, our largest customer in the year accounted for approximately 12% of revenues, although it was a different customer in each year.

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

Our common stock is quoted under the symbol “OPRX” on the Nasdaq Capital Markets. We do not currently have a consistent active trading market. There can be no assurance that a consistent active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

We have a short-term lease on shared office space in Somerset, New Jersey expiring March 31, 2019. The lease is a twelve-month lease calling for twelve monthly payments of approximately $700.

The Company also has a short-term lease on an office space in Zagreb, Croatia expiring July 4, 2019. The lease is a twelve-month lease calling for twelve monthly payments of 550 €, or approximately $630 USD.

We also have a month to month lease on shared office space in Nashville Tennessee, with monthly lease payments of approximately $2,050.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2017

Quarter Ended	High $	Low $
March 31, 2017	2.55	2.67
June 30, 2017	3.30	1.89
September 30, 2017	3.90	2.76
December 31, 2017	3.42	2.13

Fiscal Year Ending December 31, 2018

Quarter Ended	High $	Low $
March 31, 2018	4.98	3.36
June 30, 2018	11.00	4.29
September 30, 2018	18.39	9.32
December 31, 2018	18.00	8.92
Quarter Ended March 31, 2019 (through March 7, 2019)	$15.10	$9.96

On March 7, 2019, the last sales price per share of our common stock was $14.70

Holders of Our Common Stock

As of March 7, 2019, we had 12,095,111 shares of our common stock issued and outstanding, held by approximately 320 shareholders of record at our transfer agent, with approximately 1,200 additional shareholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 13, 2013, our Board of Directors adopted the 2013 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 1,500,000 incentive or non-qualified options to purchase our common stock, stock awards and other offerings under the Plan. In March 2016, the Board expanded the number of shares issuable under the Plan to 4,000,000 and in February 2018, the Board increased the number of shares issuable to 5,500,000 shares. In May, 2018, we completed a 1 for 3 reverse split of our stock in connection with our listing on the Nasdaq Capital Market, which reduced the shares authorized under the plan to 1,833,334. In February 2019, the Board expanded the number of shares issuable under the Plan to 2,500,000 shares.

Equity Compensation Plans as of December 31, 2018

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2013 Equity Compensation Plan	1,554,700	$4.63	(1)
Other Equity Compensation (restricted stock awards)	130,000	N/A	N/A
Total	1,684,700	$4.63	(1)

(1)	We had no remaining shares available to grant under the Plan at December 31, 2018. In February 2019, we increased our available shares under the Plan to 2,500,000 shares.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In December 2018, we issued 10,420 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in Q4 2018.

In October 2018, we issued 5,000 shares to our investor relations firm for services. We also issued 30,638 shares of common stock in October 2018 in connection with our acquisition of CareSpeak Communications, Inc. to former shareholders of CareSpeak.

From October through December 2018, we issued 21,764 shares and received proceeds of $65,327 in connection with the exercise of options.

In 2019, the company issued 56,493 shares and received proceeds of $228,386 in connection with the exercise of options.

In February 2019, we granted restricted stock awards for 50,000 shares of common stock to executive officers and options to purchase 67,050 shares of common stock with an exercise price of $13.06 to non-officers, both of which vest only if we achieve certain stretch revenue goals in 2019. In addition, we granted 35,000 time-based options with the same exercise price in February 2019 as well.

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

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2018 and 2017

Net Revenue

Our net revenue for the year ended December 31, 2018 was approximately $21.2 million, an increase of 75% from the year ended December 31, 2017. This increase resulted from increased pharmaceutical brands, an increased distribution network, and strong growth in our brand messaging product. We expect continued strong revenue growth in 2019 as a result of the foundations laid in 2017 and 2018.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 25 pharmaceutical companies as customers. We have focused our efforts on expanding both our customer base and our product offerings and are becoming less dependent on any one customer. In each of 2018 and 2017, our largest customer only accounted for approximately 12% of sales, and that was a different customer each year.

Cost of Sales

Our total cost of sales, composed primarily of revenue share expense, increased in the year ended December 31, 2018, from the year ended December 31, 2017 due to the increase in revenues. Our revenue share expense as a percentage of revenue, however, decreased from approximately 51% in the year ended December 31, 2017 to approximately 42% in the year ended December 31, 2018.

This decrease in revenue share expense as a percentage of revenue resulted primarily from product mix, and specifically from the substantial increase in our brand messaging revenue that had a substantial fixed cost component to it in 2017 and 2018. We expect revenue share expense as a percentage of revenue in 2019 to increase from 2018 levels as a result of a shift back to more historical product mix levels.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased substantially from 2017 to 2018 as a result of the increased revenue. In addition, our gross margin percentage increased from approximately 49% in 2017 to 58% in 2018 for the reasons discussed above in the cost of sales section. We expect our margins to decline slightly in 2019, but are focused on maintaining our margins, at least at 55%, in 2019.

Operating Expenses

Operating expenses increased to approximately $12.0 million for the year ended December 31, 2018, from approximately $8.1 million for the year ended December 31, 2017, an increase of approximately 49%. The detail by major category is reflected in the table below.

	Years Ended December 31
	2018	2017

Salaries, Wages and Benefits	$5,823,057	$4,151,740
Professional Fees	362,678	324,117
Acquisition related costs	607,670	-
Board Compensation	144,125	89,000
Investor Relations	113,059	126,548
Consultants	167,694	356,220
Advertising and Promotion	299,955	207,062
Depreciation and Amortization	316,502	324,551
Development and Maintenance	675,660	642,304
Integration Incentives	132,500	366,717
Office, Facility and Other	472,250	297,700
Travel	390,563	294,426

Subtotal	9,505,713	7,180,385

Stock-based compensation	2,520,852	902,389

Total Operating Expense	$12,026,565	$8,082,774

The main reasons for the overall increase in operating expenses in 2018 was our focus on staffing and scaling our company to focus on, and be able to support, accelerated revenue growth.

Within the operating expenses, there were a variety of increases, the largest of which was in salaries, wages and benefits, as a result of additional staff added in 2017 and 2018, including related benefits. During 2018, we added to our staff in several key areas, including a head of data analytics, an additional VP of Sales, and a Controller. We also added 10 employees late in the year as a result of our CareSpeak acquisition. During 2017, we hired a president and two new vice presidents of sales, as well as additional supporting positions, which also resulted in an increase in 2018 because of the full year impact of those positions that were only partially included in 2017. Incentive compensation also increased in 2018, primarily as a result of the increase in revenues. We expect our compensation expense to increase in 2019, but at a much lower rate than in 2018.

Professional fees increased primarily because of costs associated with our up-listing to Nasdaq and the completion of the Secondary offering related to the sale of WPP shares, as well as implementation of our Sarbanes Oxley testing.

Acquisition costs are related to our acquisition of CareSpeak Communications in October 2018. These costs include investment banker fees, legal and accounting due diligence, audit costs associated with CareSpeak, valuation experts for the purchase price allocation, and other miscellaneous costs.

Board compensation increased from 2017 to 2018 due to both the increase in our Board from five directors to six directors, and the establishment of an audit committee.

The cost of consultants decreased significantly from 2017 to 2018. The 2017 costs included approximately $105,000 in consulting costs paid to our prior CEO as part of his exit from the Company. In addition, there were approximately $120,000 in consulting costs paid to consultants that were ultimately hired as employees, or employees were hired to assume the work the contractors were used for.

Expenses related to development, management, and maintenance of our technology increased slightly in 2018 as a result of improvements to our system, as well as costs associated with migrating our technology to Amazon Web Services. These costs were partially offset by the savings resulting from the move. We expect these costs to decrease significantly in 2019 due to the investments made in 2018.

Integration incentives are fees we pay to accelerate access to new partners. These fees decreased significantly from 2017 to 2018. We integrated a significant new partner in 2017 that resulted in approximately $180,000 of integration costs, but had no such new partner in 2018. We expect 2019 integration costs to be closer to the 2018 amount.

Depreciation and amortization decreased slightly in 2018 from the 2017 levels. The increased amortization resulting from the acquisition of CareSpeak and the resulting intangible assets was offset by other items which became fully depreciated or amortized in 2017 and 2018. We expect depreciation and amortization expense in 2019 to exceed $650,000.

Office, facility, and other costs increased from 2017 to 2018. The main reason for the change related to hiring expenses, including approximately $120,000 in recruiting fees related to new hires. The balance of the increase related to increased levels of activity, including our acquisition of CareSpeak.

Stock based compensation increased by approximately $1.6 million from 2017 to 2018 for several reasons, including the significant increase in our stock price. Stock based compensation for the Board of Directors increased from approximately $90,000 to approximately $430,000. The Board grant is based on a specific number shares each quarter and while the number of independent Directors eligible to receive shares increased from three to four, the majority of the increase related to the increase in stock price. In addition, the Company accelerated vesting on a portion of the options held by its CEO, which resulted in additional expense of approximately $180,000. The Company also granted performance based options and restricted stock awards valued at approximately $750,000 that will vest only if certain stretch revenue goals are achieved. Those goals were achieved so the awards vested and the expense was recorded in 2018.

Net Loss

We finished the year ended December 31, 2018 with a profit of approximately $226,000, as compared to a loss of approximately $2.1 million during the year ended December 31, 2017. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin partially offset by increased operating expenses to support future growth. In addition, the income or loss in both periods included significant noncash items. We had approximately $2.85 million in noncash expense in 2018 and approximately $1.25 million in noncash expense in 2017.

Quarterly Financial Information

Following is a table of our quarterly operating results for 2018 for information purposes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$4,112,237	$5,099,474	$5,415,384	$6,579,268	$21,206,363

Revenue Share Expense	2,008,092	2,236,751	2,268,968	2,485,855	8,999,666

Gross Profit	2,104,145	2,862,723	3,146,416	4,093,413	12,206,697

Operating Expenses	2,295,341	2,589,126	2,923,238	4,218,860	12,026,565

Income (Loss) from Operations	(191,196)	273,597	223,178	(125,447)	180,132

Other income	2,017	6,912	21,750	15,533	46,212

Loss before Taxes	(189,179)	280,509	244,928	(109,914)	226,344

Provision for Taxes	-	-	-	-	-

Net Income (Loss)	(189,179)	280,509	244,928	(109,914)	226,344

Loss per share
Basic	$(0.02)	$0.03	$0.02	$(0.01)	$0.02
Diluted	$(0.02)	$0.02	$0.02	$(0.01)	$0.02

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of approximately $16.0 million, compared with current liabilities of approximately $4.2 million, resulting in working capital of approximately $11.8 million and a current ratio of approximately 3.8 to 1. This compares with the working capital balance of approximately $5.3 million and the current ratio of 2.5 to 1 at December 31, 2017. This increase in working capital, as discussed in more detail below, is primarily the result of the capital we raised in connection with our up-listing to Nasdaq.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2018 and 2017, as presented.

	2018	2017
Net cash provided by (used in) operating activities	$792,555	$(1,479,831)
Net cash used in investing activities	(5,686,833)	(42,243)
Net cash provided by (used in) financing activities	8,685,739	(390,000)

Net decrease in cash and cash equivalents	$3,791,461	$(1,912,074)

Our operating activities provided approximately $800,000 in the year ended December 31, 2018, as compared with approximately $1.5 million used in operating activities in the year ended December 31, 2017. The cash provided in 2018 was the result of our net income and non-cash expenses, partially offset by the increased working capital required to support higher revenues. The cash used in operations in 2017 was the result of both increased levels of working capital required to support higher revenue levels as well as a change in the contractual relationship related to certain partners resulting in a reduction of revenue share payable at December 31, 2017.

We used approximately $5.7 million in investing activities in the year ended December 31, 2018, as compared with approximately $50,000 used in investment activities in the year ended December 31, 2017. The majority of the investing activities in 2018 related to our acquisition of CareSpeak communications in October 2018.

Financing activities provided $8.7 million in the year ended December 31. 2018, as compared with cash used of $390,000 in 2017. The cash provided in 2018 was primarily the result of the equity raised in connection with our up-listing to Nasdaq, as well as from the proceeds of option exercises. The cash used in 2017 was the result of the redemption of shares of common stock held by our previous CEO.

With our cash on hand, we have sufficient cash to operate our business for more than the next 12 months and we do not anticipate the need to raise additional equity for operating purposes.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018; however, we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets and impairment of assets. Following is a summary of those policies.

Revenue Recognition

Recognition of revenue requires evidence of a contact, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue. These steps are: identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied.

Revenues are primarily generated from content delivery activities in which the Company delivers financial clinical, or brand messaging through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. Unless otherwise specified, revenue is recognized based on the gross selling price to customers.

The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of the message, but the contract may contain additional performance obligations. Additional performance obligations may include program design and set up, and reporting.

As the messaging is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, at the time of distribution. Revenue for transactions can be realized based on a price per message, a price per redemption, or as a flat fee occurring over a period of time, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue at the time of delivery.

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

Revenue Share Expense

Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, the Company pays revenue share to ConnectiveRx (formerly LDM/PDR) as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through its integrated network, or $0.37 per financial message distributed through its integrated network. The contractual amount due to the channel partners is recorded as an expense at the time the eCoupon is distributed.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, four years for covenants not to compete, and three to four years for software and websites, all using the straight-line method. These assets, as well as our indefinite-lived asset, are evaluated annually in our fiscal fourth quarter for impairment.

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change.

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

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

Recently Issued Accounting Pronouncements

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

The impact of recording this change as of January 1, 2018 resulted in an increase in deferred revenue of $142,027 at that date and a corresponding decrease in retained earnings as well. The impact of adopting the new revenue standard in 2018 resulted in lower revenues of $59,387 than would have been reported under the previous method.

In October 2016, the FASB issued ASC 2016-16 amending the accounting for income taxes, primarily related to intercompany transfers of inventory. We adopted this in 2018 and it had no impact on our financial statements or disclosures.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-4	Consolidated Balance Sheets as of December 31, 2018 and 2017;
F-5	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2017;
F-7	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2018;
F-8	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and
F-9	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OptimizeRx Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 31, 2018, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

March 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OptimizeRx Corporation:

Opinion on Internal Control over Financial Reporting

We have audited OptimizeRx Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 12, 2019, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

●	There was ineffective segregation of duties assignments, and ineffective information technology general controls (ITGCs) in the areas of user access and change-management over a certain information technology (IT) system, used in the Company’s financial reporting processes. As a result, business process automated and manual controls that are dependent on appropriate segregation of duties and are dependent on the affected ITGCs were ineffective because they could have been adversely impacted.

●	There were ineffective controls related to revenue including ineffective controls over the review and approval of a key revenue calculation spreadsheet and ineffective controls over the accuracy and completeness of activity data produced by the Issuer’s proprietary IT system related to user actions in an electronic environment. These deficiencies were a result of a design deficiency in the review and approval process and IT control processes lacking sufficient documentation.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that material weaknesses exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

March 12, 2019

OPTIMIZERx CORPORATION

Consolidated Balance Sheets as of

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash and cash equivalents	$8,914,034	$5,122,573
Accounts receivable	6,457,841	3,430,890
Prepaid expenses	590,744	255,428
Total Current Assets	15,962,619	8,808,891
Property and equipment, net	149,330	167,305
Other Assets
Goodwill	3,678,513	-
Patent rights, net	2,766,944	638,766
Other intangible assets, net	2,492,123	143,730
Security deposit	5,049	5,049
Total Other Assets	8,942,629	787,545
TOTAL ASSETS	$25,054,578	$9,763,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$411,010	$457,289
Accrued expenses	1,300,882	953,947
Revenue share payable	1,908,616	1,624,806
Deferred revenue	610,625	507,160
Total Current Liabilities	4,231,133	3,543,202
Non-current Liabilities
Contingent purchase price payable	2,365,000	-
Total Liabilities	6,596,133	3,543,202
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at December 31, 2018 and 2017,	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 12,038,618 and 9,772,694 shares issued and outstanding at December 31, 2018 and 2017, respectively	12,039	9,773
Stock warrants	-	1,286,424
Additional paid-in-capital	48,725,211	35,287,464
Accumulated deficit	(30,278,805)	(30,363,122)
Total Stockholders’ Equity	18,458,445	6,220,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,054,578	$9,763,741

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations for the Years

Ended December 31, 2018 and 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017

Revenue	$21,206,363	$12,127,422
Revenue share expense	8,999,666	6,174,614
Gross Margin	12,206,697	5,952,808

Operating expenses
Stock-based compensation	2,520,852	902,389
Depreciation and amortization	316,502	324,551
Other general and administrative expenses	9,189,211	6,855,834
Total operating expenses	12,026,565	8,082,774
Income (loss) from operations	180,132	(2,129,966)
Other income
Interest income	46,212	25,937
Total other income	46,212	25,937
Income (loss) before provision for income taxes	226,344	(2,104,029)
Provision for income taxes	-	-
Net income (loss)	$226,344	$(2,104,029)
Weighted average number of shares outstanding – basic	10,832,209	9,819,753
Weighted average number of shares outstanding - diluted	11,862,991	9,819,753
Net income (loss) per share – basic	$0.02	$(0.21)
Net income (loss) per share - diluted	$0.02	$(0.21)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2017

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2016	-	$-	9,906,289	$9,906	$2,294,416	$33,766,950	$(28,259,093)	$7,812,179
Issuance of stock options to employees						815,014		815,014
Issuance of common stock:
for services			25,000	25		87,350		87,375
for cash
for options			8,071	8		(8)		-
Shares redeemed for cash			(166,666)	(166)		(389,834)		(390,000)
Expiration of Warrants					(1,007,992)	1,007,992		-
Net loss for the year							(2,104,029)	(2,104,029)
Balance, December 31, 2017	-	$-	9,772,694	$9,773	$1,286,424	$35,287,464	$(30,363,122)	$6,220,539

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2018

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2017	-	$-	9,772,694	$9,773	$1,286,424	$35,287,464	$(30,363,122)	$6,220,539
Cumulative effect of change in accounting principle related to revenue recognition							(142,027)	(142,027)
Stock Compensation Expense						1,863,911		1,863,911
Issuance of common stock:
for services			51,494	51		656,883		656,934
for cash			1,666,669	1,667		8,162,807		8,164,474
for options exercised			165,169	165		521,105		521,270
for warrants exercised			251,046	251	(1,286,424)	1,286,173		-
Shares issued for acquisition			30,638	31		499,969		500,000
Shares issued in payment of revenue share			100,000	100		446,900		447,000
Additional shares issued in connection with reverse split due to rounding			908	1		(1)		-
Net income for the year							226,344	226,344
Balance, December 31, 2018	-	$-	12,038,618	$12,039	$-	$48,725,211	$(30,278,805)	$18,458,445

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows for the Years

Ended December 31, 2018 and 2017

	For the year ended December 31, 2018	For the year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$226,344	$(2,104,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316,502	324,551
Loss on disposal of assets	2,401	65,738
Stock issued for services	656,934	815,014
Stock-based compensation	1,863,911	87,375
Changes in:
Accounts receivable	(2,789,252)	(370,494)
Prepaid expenses	(319,754)	(174,608)
Accounts payable	(83,319)	88,075
Revenue share payable	730,810	(997,711)
Accrued expenses	226,535	665,679
Deferred revenue	(38,557)	120,579
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	792,555	(1,479,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,362)	(42,243)
Acquisition of intangible assets	(56,651)	-
Cash paid in acquisition, net of cash acquired	(5,595,820)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,686,833)	(42,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,164,475	-
Proceeds from exercise of stock options	521,264	-
Redemption of common stock	-	(390,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,685,739	(390,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,791,461	(1,912,074)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,122,573	7,034,647
CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,914,034	$5,122,573
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:		-
Exercise of stock warrants	$1,286,424	$-
Common stock issued for debt	$477,000	$-
Shares issued in acquisition of CareSpeak	$500,000	$-
Effect of ASC 606 revenue recognition	$142,027	$-

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx Corporation is a leading provider of digital health messaging via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers. The Company’s cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, education and critical clinical information. The Company’s network is comprised of leading EHR platforms and provides more than half of the ambulatory patient market with access to these benefits within their workflow at the point-of-care.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31st fiscal year-end.

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

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation, a Nevada corporation, and its wholly owned subsidiaries, OptimizeRx Corporation, a Michigan Corporation, CareSpeak Communications, Inc., a New Jersey Corporation, and CareSpeak Communications D.O.O. a Controlled Foreign Corporation incorporated in Croatia. Together, these companies are referred to as “OptimizeRx” and “the Company”. All material intercompany transactions have been eliminated.

Reclassifications

Certain items in the previous year financial statements have been reclassified to match the current year presentation.

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

DECEMBER 31, 2018

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

The following tables present the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2018 and 2017 and the valuation techniques used by the Company to determine those fair values.

	2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable (1)	$-	$-	$2,365,000	$2,365,000	$2,365,000

(1)	The contingent consideration is based off achieving certain revenue milestones in each of the next two years. The Geometric-Brownian motion analysis was used to generate spot prices for use in an option pricing model. The hypothetical spot prices were simulated using a monte carlo simulation utilizing 2018 revenue as a base and revenue volatility of 37%. The risk-free rate of return and terms utilized were 2.89% and 1.46-2.46, respectively and expected volatility was 35%.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2018 and 2017.

Amount
Balance December 31, 2017	$-
Contingent consideration liability recorded as the result of the CareSpeak Communications acquisition (see note 3)	2,365,000
Balance December 31, 2018	$2,365,000

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $0 for each of the years ended December 31, 2018 and 2017. The allowance for doubtful accounts was $0 as of both December 31, 2018 and 2017.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives of three to five years for office equipment and three years for computer equipment using the straight-line method of depreciation for book purposes. Maintenance and repair charges are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, four years for covenants not to compete, and three to four years for software and websites, all using the straight-line method. These assets, as well as our indefinite-lived asset, are evaluated annually in our fiscal fourth quarter for impairment.

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change.

Revenue Recognition

Recognition of revenue requires evidence of a contact, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue. These steps are: identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied.

Revenues are primarily generated from content delivery activities in which the Company delivers financial clinical, or brand messaging through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. Unless otherwise specified, revenue is recognized based on the gross selling price to customers.

The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of the message, but the contract may contain additional performance obligations. Additional performance obligations may include program design and set up, and reporting.

As the messaging is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, at the time of distribution. Revenue for transactions can be realized based on a price per message, a price per redemption, or as a flat fee occurring over a period of time, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue at the time of delivery.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Share Expenses

Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, the Company pays revenue share to ConnectiveRx (formerly LDM/PDR) as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through its integrated network, or $0.37 per financial message distributed through its integrated network. The contractual amount due to the channel partners is recorded as an expense at the time the eCoupon is distributed.

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

 Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2018, the Company had $8,414,034 in cash balances in excess of federally insured limits, primarily at Bank of America/Merrill Lynch.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	2018	2017

Expected dividend yield	0%	0%
Risk free interest rate	1.96% - 2.84%	1.47% - 1.81%
Expected option term	3.5 - 5 years	3.5 - 5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	64% - 66%	65% - 78%

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain options and warrants that were excluded from the diluted loss per common share calculation in 2017 was approximately 489,201, because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2017.

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the year ended December 31, 2018 consisted of the following:

	Net Income	Shares	Per Share Amount
Year ended December 31, 2018:
Basic EPS	$226,344	10,832,209	$0.02
Effect of dilutive stock options and warrants		1,030,782

Diluted EPS	$226,344	11,862,911	$0.02

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

The impact of recording this change as of January 1, 2018 resulted in an increase in deferred revenue of $142,027 at that date and a corresponding decrease in retained earnings as well. The impact of adopting the new revenue standard in 2018 resulted in lower revenues of $59,387 than would have been reported under the previous method.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2016, the FASB issued ASC 2016-16 amending the accounting for income taxes, primarily related to intercompany transfers of inventory. We adopted this in 2018 and it had no impact on our financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company will adopt ASU 2016-02 in its first quarter of 2019. While the Company is currently evaluating the timing and impact of adopting ASU 2016-02, currently the Company anticipates no material impact to its Consolidated Statements of Operations.

NOTE 3 – ACQUISITION

On October 17, 2018, we acquired CareSpeak Communications, Inc., a New Jersey corporation and technology solutions company, which provides digital messaging services to the healthcare industry to expand our service offerings. Through its cloud based Mobile Health Messenger (“MHM”) Platform, CareSpeak provides interactive health messaging for improved medication adherence, care coordination, and patient engagement. The total purchase price was $8,493,451. Acquisition costs of approximately $607,670 were expensed as incurred.

The purchase price contains a contingent element that will be paid only if the Company achieves certain patient engagement revenues in 2019 and 2020. The total contingent payment may be up to $3.0 million. The calculated fair value of the contingent payment is $2,365,000 at December 31, 2018.

We began consolidating the results of CareSpeak operations and cashflows into our consolidated financial statements after October 17, 2018, the date of acquisition. The unaudited Pro forma results of operations as if the acquisition occurred January 1, 2017 are presented in the following table:

	2018		2017
	As Reported	Pro Forma	As Reported	Pro Forma
Net Sales	$21,206,363	$22,152,995	$12,127,422	$12,927,881
Net Income (loss)	226,344	690,492	(2,104,029)	(2,513,029)
Earnings per common share:
Basic	$0.02	$0.06	$(0.21)	$(0.26)
Diluted	$0.02	$0.06	$(0.21)	$(0.26)

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 3 – ACQUISITION (CONTINUED)

Purchase Price Allocation

The purchase price of the acquisition was allocated as follows:

Purchase Price
Cash paid	$5,628,451
Common stock issued	500,000
Contingent payment	2,365,000
Total	$8,493,451

Allocation
Current assets	$254,263
Property and equipment	8,487
Intangibles
Goodwill, including assembled workforce in place	3,678,513
Patent	2,227,000
Tradename	982,000
Non-compete agreements	977,000
Customer relationships	492,000
Current liabilities assumed	(125,812)
Total	$8,493,451

As described in greater detail in Note 6, the amortizable intangible assets acquired have estimated useful lives ranging from 4 to 15 years. We determined the estimated fair value of the identifiable intangible assets acquired primarily by using the income approach.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Insurance	$43,284	$43,764
Rent	1,589	8,539
EHR access fees	533,125	203,125
Other	12,746	-
Total prepaid expenses	$590,744	$255,428

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 5 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Computer equipment	$94,384	$83,079
Furniture and fixtures	159,648	158,502
Subtotal	254,032	241,581
Less accumulated depreciation	104,702	74,276
Property and equipment, net	$149,330	$167,305

Depreciation expense was $58,423 and $48,587 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – INTANBIGLE ASSETS

Goodwill

The goodwill is related to the acquisition of CareSpeak Communications in 2018 and is primarily related to expected improvements and technology performance and functionality, as well sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition, such as the assembled workforce in place. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.

Intangible Assets

Intangible assets included on the balance sheet consist of the following:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Patent rights	$1,102,457	$463,691	$638,766
Other intangible assets
Web-Based Technology	1,458,362	1,314,632	143,730
Total other	1,458,362	1,314,632	143,730
Total Intangibles	$2,560,819	$1,778,323	$782,496

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,329,457	$562,513	$2,766,944	12.7
Other intangible assets
Tradename	982,000	-	982,000	Indefinite
Non-compete agreements	977,000	50,885	926,115	3.8
Customer relationships	492,000	12,812	479,188	7.8
Web-based technology	1,515,013	1,410,193	104,820	1.1
Total other	3,966,013	1,473,890	2,492,123
Total Intangibles	$7,295,470	$2,036,403	$5,259,067

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 6 – INTANBIGLE ASSETS (CONTINUED)

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 - 17 years
Non-compete agreements	4 years
Customer relationships	8 years
Web-based technology	3 years

The Company recorded amortization expense $258,079 and $275,964 in the years ended December 31, 2018 and 2017, respectively. Expected future amortization expenses of the intangibles assets as of December 31, 2018 is as follows:

Year ended December 31,
2019	$593,682
2020	540,991
2021	536,468
2022	471,222
2023	277,857
Thereafter	1,856,847
Total	$4,277,067

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $610,625 and $507,160 as of December 31, 2018 and 2017, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for a total payment in shares of common stock and options valued at $930,000 at the time, and recorded at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2018.

During the year ended December 31, 2015, WPP, plc made a strategic investment in the Company and owned approximately 20% of the outstanding shares of the Company until December 2018, when it sold the shares. As of December 31, 2018, WPP is no longer a related party, however the transactions between WPP and the Company are set forth in the table below. The Company considers the pharmaceutical companies being represented by WPP agencies to be its customers and it received no preferable pricing from WPP agencies as a result of its related party status.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

The following table sets forth the activity between the Company and WPP for the years ended December 31:

	2018	2017
Total billings to WPP Agencies	$6,217,735	$3,554,168
Revenue recognized from WPP Agencies	$6,527,051	$3,696,214
Accounts receivable from WPP Agencies	$2,051,532	$1,173,614
Rebates given to WPP Agencies	$-	$33,249
Marketing services purchased from WPP Agencies	$-	$54,762
Revenue share expense recorded to WPP Agencies	$-	$401,596
Revenue share expenses owed to WPP Agencies	$-	$447,670

NOTE 9 – CONTINGENT PURCHASE PRICE

Our purchase of CareSpeak Communications contains a contingent element that will be paid only if the Company achieves certain patient engagement revenues in 2019 and 2020. The total contingent payment may be up to $3.0 million. The calculated fair value of the contingent payment is $2,365,000 at December 31, 2018. We determined the fair value of the Contingent Purchase Price Payable using a Geometric-Brownian motion analysis of the expected revenue and resulting earnout payment using inputs that include the spot price, a risk free rate of return of return of 2.89%, a term of 2.46 years, and volatility of 35%. Changes in the inputs could result in a different fair value measurement.

NOTE 10 – EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $.001 par value per share, authorized as of December 31, 2018. No shares were issued or outstanding in either year presented.

Common Stock

The Company had 500,000,000 shares of common stock, $.001 par value per share, authorized as of December 31, 2018. There were 12,038,618 and 9,772,694 shares of common stock issued and outstanding at December 31, 2018 and 2017, respectively.

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

In 2018, we issued 100,000 shares of common stock to a subsidiary of WPP, one of the world’s largest media companies, and a shareholder at the time, in full payment of all amounts due under a co-marketing agreement that covered certain WPP agencies, whereby we shared a portion of our revenue with those agencies related to new programs through those agencies. The shares were valued at $447,000, the market value of the stock on the date of issuance. The amount due was recorded as a liability in revenue share payable at December 31, 2017.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 10 – EQUITY (CONTINUED)

During 2018, in a private transaction, we issued 1,666,669 shares of our common stock for gross proceeds of $9,000,000. In connection with this transaction, we incurred equity issuance costs of $835,526 related to payments to advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $8,164,474.

The Company has a Director Compensation plan covering its independent non-employee Directors. A total of 36,494 and 25,000 shares were granted and issued in the years ended December 31, 2018 and 2017, respectively in connection with this compensation plan. These shares were valued at $428,884 and $87,375, respectively. The Company also awarded 130,001 restricted stock awards, valued at 546,007, to executive officers. These awards would vest only if the Company achieved certain stretch revenue goals in 2018 or 2019. It was determined that the goal was achieved as of December 31, 2018, so the entire expense was recognized in 2018, but the shares related to these awards will be issued in 2019.

During 2018, we issued 15,000 shares of our common stock, valued at $228,050, for investor relations services. We also issued 30,638 shares of common stock, valued at $500,000, to the former shareholders of CareSpeak Communications, Inc., in connection with the acquisition of the CareSpeak in 2018.

The entire amount recorded in equity related to stock-based compensation is $1,863,911, including the $1,317,904 discussed in Note 11 below related to options.

During, 2018, we issued 251,046 shares of common stock in connection with the cashless exercise of a warrant to purchase 348,194 shares. We also issued 165,169 shares of common stock and received proceeds of $521,270 in connection with the exercise of options in 2018. In 2017 the Company issued 24,214 shares in connection with the exercise of stock options. The options exercised in 2017 were exercised on a net settled basis and no cash proceeds were received.

We adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, as of January 1, 2018, which resulted in a charge of $142,027 to Retained Earnings on that date.

In 2017, the Company purchased and cancelled 500,000 shares of common stock held by the previous CEO at a price of $0.78 per share for a total payment of $390,000.

NOTE 11 – STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2013. A total of 500,000 (post-split) shares were initially reserved for issuance under the Plan. The Plan was amended in 2016 to increase the authorized shares to 1,333,334 shares, again in 2018 to increase the authorized shares to 1,833,334, and again in 2019 to increase the authorized shares to 2,500,000. A total of 1,554,700 shares of common stock underlying options were outstanding at December 31, 2018. The Company had no remaining shares available to grant under the Plan at December 31, 2018.

The Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Board or Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and may be exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the Plan.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 11 – STOCK OPTIONS (CONTINUED)

The compensation cost that has been charged against income related to options for the years ended December 31, 2018 and 2017, was $1,317,904 and $815,014, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The Company had the following option activity during the years ended December 31, 2018 and 2017:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding, January 1, 2017	1,040,022	$3.36
Granted – 2017	480,417	$2.88
Exercised – 2017	(43,333)	$3.81
Expired – 2017	(108,334)	$4.02
Outstanding, December 31, 2017	1,368,772	$3.12	3.2
Granted – 2018	401,099	$9.27
Exercised – 2018	(165,169)	$3.16
Expired – 2018	(50,002)	$5.48
Outstanding, December 31, 2018	1,554,700	$4.63	3.0	$10,523,497
Exercisable, December 31, 2018	1,041,533	$3.34	2.8	$7,928,828

Of the options outstanding at December 31, 2018, 1,041,533 were exercisable with a weighted average contractual life of 2.8 years and the remaining 513,167 were non-vested.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 11 – STOCK OPTIONS (CONTINUED)

The table below shows the expiration date and exercise price of the options outstanding at December 31, 2018.

Number of Options		Exercise Price	Expiration Date
194,666		$2.46	03/31/22
20,000		$3.15	03/17/19
18,334		$3.15	05/19/19
46,668		$3.15	06/24/20
235,604		$3.15	07/27/22
500,000		$3.21	02/22/21
129,169		$3.45	07/28/21
5,167		$3.51	11/01/22
28,574		$3.66	03/03/19
161,675		$4.20	02/01/23
15,003		$4.62	03/31/23
10,420		$4.71	12/31/22
10,420		$10.40	06/30/23
16,000		$12.49	08/13/23
6,000		$12.51	08/20/23
10,000		$12.70	08/22/23
15,000		$12.73	09/04/23
125,000		$15.40	10/16/23
7,000		$16.24	10/22/23

Total	1,554,700	$4.63

There is $1,433,198 of expense remaining to be recognized related to options outstanding at December 31, 2018.

NOTE 12 –WARRANTS

The Company has issued warrants to purchase common stock, primarily in connection with capital raising activities. However, all remaining warrants were exercised in 2018 and there are no remaining warrants outstanding at December 31, 2018.

The Company had the following warrant activity during the years ended December 31, 2018 and 2017:

	Number of Shares Underlying Warrants	Weighted average exercise price
Outstanding, January 1, 2017	681,527	$5.01
Expired	(333,333)	$6.75
Balance, December 31, 2017	348,194	$3.33
Exercised	(348,194)	$3.33
Balance, December 31, 2018	-	-

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2018 or 2017. No other customers accounted for more than 10% of revenue in either year presented.

	2018		2017
	$	%	$	%
Customer A	2,547,113	12.0	957,222	7.9
Customer B	2,280,873	10.8	1,422,072	11.7
Customer C	2,122,657	10.0	1,153,714	9.5

The Company had four key partners through which 10% or greater of its revenue was generated in either 2018 or 2017 as set forth below.

	2018		2017
	$	%	$	%
Partner A	6,841,386	32.3	3,901,811	32.2
Partner B	5,350,393	25.2	2,047,238	16.9
Partner C	2,584,103	12.2	1,231,662	10.2
Partner D	2,159,356	10.2	1,279,321	10.5

NOTE 14 – INCOME TAXES

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $10.9 million that expire from 2027 through 2037 that are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

In 2017, the U.S. enacted the Tax Cuts and Jobs Act which significantly changed U.S. tax law. The Act lowered the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. This had an affect on the value of the Company’s net operating loss carryover, but since the deferred tax asset is fully reserved, it had no impact on the Company’s financial statements. The impact of the change was reflected in the 2017 financial statements.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Federal income tax benefit attributable to:
Current operations	$(48,000)	$715,000
Permanent and timing differences (net)	(36,000)	(280,000)
Tax rate change	-	(1,600,000)
Valuation allowance	84,000	1,165,000
Net provision for federal income tax	$-	$-

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 14 – INCOME TAXES (CONTINUED)

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$2,290,000	$2,551,000
Depreciation and amortization	119,000	98,000
Stock compensation	535,000	372,000
Other	(6,000)
Valuation allowance	(2,938,000)	(3,021,000)
Net deferred tax asset	$-	$-

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382, which limits the Company’s ability to utilize carry forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses. It is likely that fundraising activities have resulted in such an ownership change.

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

Operating Leases

The Company initially signed the lease for its current office space located in Rochester Michigan on December 1, 2011. That lease expired on November 30, 2016 and the Company signed a new lease for the same space. The current lease is a three-year lease beginning December 1, 2016, with options for up to an additional 6 years. The rent is payable monthly at rates of $6,232, $6,308, and $6,384 per month for years 1, 2, and 3 of the lease, respectively. The monthly rates for the option years range from $6,384 per month to $6,688 per month for the option years 4 through 9 of the lease. If the Company fails to exercise its option for option years 4 and 5, a lease termination payment of $7,300 will be due at the end of the initial 3-year term.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Company also has a short-term lease on office space in Somerset, New Jersey expiring March 31, 2018. The lease is a twelve-month lease calling for twelve monthly payments of $700.

The Company also has a short-term lease on an office space in Zagreb, Croatia expiring July 4, 2018. The lease is a twelve-month lease calling for twelve monthly payments approximately $630 USD.

The Company also has a month to month leases on shared office spaces in Nashville, Tennessee, payable at a rate of approximately $2,050 per month.

Minimum annual rent payments are as follows for the remaining term of the leases:

Year ended December 31:
2019	76,104
Total lease commitment	$76,104

NOTE 16 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $172,107 and $137,858 recorded in 2018 and 2017, respectively, for company contributions to the plan.

NOTE 17 – SUBSEQUENT EVENTS

In February 2019, the Company’s Board of Directors amended the 2013 Equity Compensation Plan to increase the number of shares authorized under the plan to 2,500,000. At the same time, the Company granted 50,000 shares of restricted common stock to officers and options to purchase 67,050 shares of common stock with an exercise price of $13.06 to non-officers, both of which vest only if the Company achieves certain stretch revenue goals in 2019. In addition, the Company granted 35,500 time-based options, with the same exercise price, to new employees, as well as accelerated vesting to 2019 on 100,000 existing options that previously vested in 2020.

In January 2019, the Company signed a new lease on office space in Cranbury New Jersey commencing on February 1, 2019. The lease is a 3-year lease calling for monthly payments ranging from $2,707 to $2,808 plus utilities during the term of the lease.

In 2019, the company issued 56,493 shares and received proceeds of $228,386 in connection with the exercise of options.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Based  on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, Management identified the following two material weaknesses:

There was ineffective segregation of duties assignments, and ineffective information technology general controls (ITGCs) in the areas of user access and change-management over a certain information technology (IT) system, used in the Company’s financial reporting processes. As a result, business process automated and manual controls that are dependent on appropriate segregation of duties and are dependent on the affected ITGCs were ineffective because they could have been adversely impacted.

There were ineffective controls related to revenue including ineffective controls over the review and approval of a key revenue calculation spreadsheet and ineffective controls over the accuracy and completeness of activity data produced by the Issuer’s proprietary IT system related to user actions in an electronic environment.  These deficiencies were a result of a design deficiency in the review and approval process and IT control processes lacking sufficient documentation.

The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on these material weaknesses, the Company’s management concluded that at December 31, 2018, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Sadler Gibb and Associates, LLC, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears in Item 8 of this Form 10-K.

Management’s Remediation Plan

Due to our size, segregation of all conflicting duties has not always been possible and may not be economically feasible. The Chief Financial Officer has been heavily involved in all accounting functions. In addition, we have used QuickBooks as our accounting system. QuickBooks lacks sufficient user controls to ensure that timely prevention and detection of unauthorized use or disposition of Company assets, given the access the CFO has within QuickBooks. In addition, a significant amount of the calculation of revenue to be recognized is done by the Chief Financial Officer using spreadsheets and for the majority of the year, the Company lacked sufficient personnel in the accounting function to adequately review these spreadsheets. To address the issues related to limited personnel, the Company has historically for years consistently established compensating controls, reviews, and procedures to ensure that the data generated by the financial and accounting systems is accurate and that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Sadler, Gibb & Associates has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

In addition, in 2019, we are making the following improvements to our internal control structure:

1.	We have hired an additional person in the finance department, who will be in place by the end of the first quarter.

2.	We are investigating new accounting software to replace QuickBooks. Our current goal is to have new accounting software by the beginning of Q3.

3.	We are improving the documentation related to the review procedures that we currently perform that we use to ensure the accuracy and completeness of the activity data produced by our proprietary IT system.

These changes will allow us to reallocate duties, moving the CFO to a review role related to revenue calculation and other areas to address the segregation of duties issue. Specifically, starting in January, the Controller now calculates the revenue to be recognized and that calculation is reviewed by the Chief Financial Officer. The new accounting software will provide additional user controls to allow timely detection of unauthorized transactions.

We believe these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no material change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. We did hire a controller in October 2018 as a result of our significant growth. This allowed us to improve our segregation of duties and document our existing controls better.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
William J. Febbo	50	Chief Executive Officer and Director
Miriam J. Paramore	56	President
Terence J. Hamilton	53	SVP – Sales
Douglas P. Baker	62	Chief Financial Officer
Gus D. Halas	68	Chairperson and Director
Patrick Spangler	63	Director
Lynn Vos	63	Director
James Lang	54	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

William J. Febbo

Mr. Febbo joined our company as Chief Executive Officer on February 22, 2016. Mr. Febbo brings more than 20 years of experience in building and managing health services and financial businesses. Before joining our company, Mr. Febbo served as Chairman and Founder of Plexuus, LLC, a payment processing business for medical professionals. From 2007 to 2015, he worked with Merriman Holdings, Inc., an investment banking firm. There he served as Chief Operating Officer and assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. From 2013 to 2015, he also worked with Digital Capital Network, Inc., which operated a transaction platform for institutional and accredited investors. There he served as Chief Executive Officer and Co-Founder and managed the day-to-day operations of the digital portal for institutional level investments. Prior to Merriman, Mr Febbo was CEO and co-founder of MedPanel, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries, which was eventually acquired by MCF Corporation.

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

Miriam J. Paramore

Ms. Paramore joined the company as President in August 2017. She has vast experience with healthcare companies, running businesses ranging from start-ups to large divisions of public and private companies. Her early career was spent at Ernst & Young, as a Healthcare Management Consultant. She has since occupied executive level and director positions at several healthcare companies. Most recently, from April 2016 to April 2017, Ms. Paramore served as COO and CTO of Lucro, Inc., a privately held company located in| Nashville, Tennessee focused on the healthcare sector. From March 2015 to February 2016, she served as Executive Vice President of PDX a privately held company in Fort Worth, Texas that provides health information technology for pharmacies. From May 2008 to December 2013, she served as Executive Vice President of Emdeon, Inc. in Nashville, Tennessee, a health information technology and tech-enabled services company.

Aside from that provided above, Ms. Paramore does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Terence J. Hamilton

Mr. Hamilton joined our company as VP of Sales in February 2008 and became SVP of Sales in 2016. Prior to that, Mr. Hamilton was Manager at MedImmune from 2005 to 2008 and was Senior National Account Manager for Glaxo SmithKline pharmaceuticals for 13 years prior to that. Mr. Hamilton has spent the over 25 years working in the pharmaceutical and biotech arenas within various sales, marketing and managed markets management positions. He also has held many positions within the pharmaceutical and biotech industries, including District Manager, Brand Manager, Managed Market Specialist, Contract Manager, and Government Account Manager. Mr. Hamilton was a Director of the Company from 2008 through March 2016.

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

James Lang

Mr. Lang joined our Board January 12, 2017. He brings us more than 25 years of experience in healthcare data, analytic, and technology enabled business services. Mr. Lang is the CEO of Eversana, a leading independent provider of global commercial services to the life science industry, and also presently serves as an executive advisor to Water Street, a strategic private equity firm focused exclusively on building market-leading companies in healthcare. In that capacity, he currently serves as Board Chairman to The Access Group, Health Strategies Group, Alliance Life Sciences, and Dohmen Life Science Services.  He is also a director of BioVie, a development-stage company pioneering an innovative therapeutic that targets complications due to liver cirrhosis.

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

Patrick Spangler

Spangler presently serves as CFO of VigiLanz, a digital healthcare intelligence firm, and as a member of the board of directors of Lifespace Communities. He has more than 30 years of experience in the health care industry, executing domestic and international growth and exit strategies. He has helped lead high-performance, emerging growth firms, as well as large publicly-traded companies.

Earlier, Spangler served as executive vice president and CFO of Healthland, an EHR company serving the critical access hospital market. He has also served as CFO at the point-of-care medical applications provider, Epocrates, that he helped bring public in 2011, and which was eventually acquired by Athenahealth. Prior to Epocrates, he was CFO of the ev3, a vascular therapy that went public in 2005 and then acquired by Covidien, as well as CFO of the medical device manufacturer, Empi, which was acquired by Encore Medical.

Aside from that provided above, Mr. Spangler does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Spangler is qualified to serve on our Board of Directors because of his extensive executive skills and background in the healthcare industry and his finance experience.

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

Involvement in Certain Legal Proceedings

During the past 10 years, other than as set forth below, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

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

On January 29, 2018, FINRA accepted a Letter of Acceptance, Waiver and Consent (No. 2015044865501) (the Consent) submitted by William Febbo. From August 2012 to October 2015, Mr. Febbo was the Financial and Operations Principal (FinOp) for a registered broker-dealer, Merriman Capital, Inc. (Merriman). During certain months while Mr. Febbo was FINOP, FINRA found that certain of Merriman’s net capital filings with FINRA were inaccurate because of the method by which Merriman calculated net capital and that, when corrected, it was retroactively determined that Merriman had operated below its minimum net capital requirements. Febbo, as FinOp, signed certain of these reports and was thus held responsible. Based on the Consent, in settlement, Mr. Febbo, who was then no longer registered with any broker-dealer, accepted a fine of $5,000 and a 10-business day suspension from acting as FinOp for any FINRA member.

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

Committees of the Board

The Board of Directors has three standing committees to facilitate and assist the Board of Directors in the execution of its responsibilities: (1) Nominating and Governance Committee; (2) Audit Committee and (3) Compensation Committee. Each committee acts pursuant to a written charter adopted by the Board of Directors. Each committee’s charter is available on our corporate website at http://www.optimizerx.com. (The information contained in our website is not incorporated into this Annual Report on Form 10-K.) All of the committees are comprised solely of non-employee, independent directors as defined by Nasdaq market listing standards.

Nominating and Governance Committee

The Board of Directors has established a Nominating and Governance Committee. In 2018, the Committee was composed of Directors, Archambault, Spangler, and Vos, and is chaired by Director Vos. Director Archambault resigned in December 2018 and is no longer a Director. The Nominating and Corporate Governance Committee held 4 meetings during the fiscal year ended December 31, 2018. In 2019, the committee members are Directors Vos (Chair), Lang, and Halas. The Nominating and Corporate Governance Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Compensation Committee

The Board of Directors has established a Compensation Committee. The Compensation Committee held 4 meetings during the fiscal year ended December 31, 2018, and held other informal discussions as needed. The Committee is composed of Directors, Halas, Spangler, and Lang, and is chaired by Director Lang. The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Audit Committee

The Audit Committee was established in March 2018 and in 2018 was comprised of Directors Archambault, Spangler and Vos, and is chaired by Director Spangler. Director Archambault resigned in December 2018 and is no longer a Director. The Audit Committee held four meetings during the fiscal year ended December 31, 2018 and held informal discussions as necessary. In 2019, the committee members are Directors Spangler (Chair), Vos, and Halas.

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2018, the Audit Committee:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2018 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2018, other than as set forth in the following information. Director Lang filed a Form 4 two days late due to issues with his SEC filing codes.

Code of Ethics

In October 2017, the Board of Directors adopted a Code of Ethics for the Company, which was attached to our 2017 Annual Report on Form 10-K as Exhibit 14.1.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2018 and 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William J. Febbo (1)	2018	275,000	294,838	336,000	-	17,300	923,138
CEO, Director	2017	250,000	156,937	-	-	14,968	421,905
Miriam Paramore (2)	2018	232,500	131,781	70,000	-	11,000	445,281
President	2017	91,667	46,036	-	329,950	24,786	492,430
Terence J. Hamilton (3)	2018	210,000	219,028	70,000	-	12,604	511,632
SVP of Sales	2017	200,000	100,440	-	89,380	10,412	400,232
Douglas P. Baker (4)	2018	220,000	124,696	70,000	-	11,000	425,696
CFO	2017	200,000	95,330	-	134,070	9,794	439,194

Narrative Disclosure to the Summary Compensation Table

(1)	Amounts reflected in All Other Compensation column for Mr. Febbo in 2018 is composed of $11,000 employer matching contributions to the Company’s retirement plan, $4,000 for a term life policy, and $2,300 for legal fees. The 2017 amounts are $10,800 employer matching contributions to the Company’s retirement plan and the balance for legal fees.
(2)	Amount reflected in All Other Compensation for Ms. Paramore for 2017 reflects $2,200 of employer matching contributions to the Company’s retirement plan and $22,586 paid to her as a consultant prior to her starting employment for the Company. The 2018 amount represents employer matching contributions to the Company’s retirement plan.
(3)	Amounts reflected in All Other Compensation column for Mr. Hamilton in 2018 is $11,000 employer matching contributions to the Company’s retirement plan and $1,604 of other miscellaneous benefits. The 2017 amount represents employer matching contributions to the Company’s retirement plan.
(4)	Amounts reflected in All Other Compensation column for Mr. Baker in both years represents employer matching contributions to the Company’s retirement plan.

Mr. Febbo joined the Company as CEO on February 22, 2016. On September 10, 2018 Mr. Febbo signed a new employment agreement calling for a base salary of $275,000 in 2018 and $300,000 in 2019. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 50% of his annual salary. In February 2019, the Board of Directors approved a special discretionary bonus of $100,000 to Mr. Febbo for his performance in 2018 and increased his target bonus to 60% of his annual salary for 2019. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Febbo’s contract also calls for him to be reimbursed $4,000 per year for a separate term life insurance policy. Mr. Febbo’s contract calls for 12 months of severance if he is terminated without cause.

In February 2018, the Board of Directors agreed to accelerate vesting on 100,000 of Mr. Febbo’s options that were originally scheduled to vest on the fifth anniversary of his contract in 2021, by three years, to vest in February 2018. In February 2019, the Board of Directors agreed to accelerate the vesting of the remaining 100,000 unvested options held by Mr. Febbo from February 2020 to February 2019.

The Company also granted to Mr. Febbo 80,000 shares of restricted common stock in February 2018 that vest if the Company achieved targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested. In February 2019, the Board of Directors also granted Mr. Febbo an additional 30,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019.

Ms. Paramore joined the Company as President on August 1, 2017. On September 10, 2018 Ms. Paramore signed a new employment agreement calling for a base salary of $250,000. In addition, she is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of her annual salary. She is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Ms. Paramore’s contract also calls for 12 months of severance if she is terminated without cause.

Under the terms of her contract, in 2017, the Company also granted to Ms. Paramore an option to purchase 166,667 shares of common stock, exercisable at a price of $3.15 per share, and vesting annually over a period of 5 years. Ms. Paramore was also granted 16,667 shares of restricted common stock in February 2018 that vest if the Company achieved targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested. In February 2019, the Board of Directors also granted Ms. Paramore an additional 10,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019.

On September 10, 2018, Mr. Hamilton’s signed a new employment agreement calling for a base salary of $210,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Hamilton’s contract also calls for 12 months of severance if he is terminated without cause. In February 2019, Mr. Hamilton signed an amended employment agreement increasing his base salary to $230,000 for 2019

For 2018, Mr. Hamilton also had the opportunity to earn up to $100,000 of additional bonus in excess of the targeted amount, in increments of $20,000, if the Company exceeded its revenue targets by certain predefined milestones. The Company exceeded those milestones, so Mr. Hamilton was awarded the full $100,000 special bonus for 2018. In February 2019 Mr. Hamilton was granted to the opportunity to earn an additional $100,000 bonus in 2019 in increments of $20,000 if the Company achieves certain stretch revenue goals. Mr. Hamilton was also granted 16,667 shares of restricted stock in February 2018 that vested if the Company achieves targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested.

On September 10, 2018, Mr. Baker signed a new employment agreement calling for a base salary of $220,000. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Baker’s contract calls for 12 months of severance if he is terminated without cause. In February 2019, Mr. Baker signed an amended employment agreement increasing his base salary to $240,000 for 2019.

Mr. Baker was also granted 16,667 shares of restricted common stock in February 2018 that vests if the Company achieves targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested. In February 2019, the Board of Directors also granted Mr. Baker an additional 10,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019.

For all four executive officers, the executive bonus plan contains a provision whereby each officer could receive a bonus ranging from $0 to $750,000 if a change of control transaction occurs in 2019, depending up on the transaction price.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Will Febbo	300,000	200,000		$3.21	02/21/21
Miriam Paramore	33,334	133,333		$3.15	07/27/22
Douglas Baker	18,334	-		$3.15	05/19/19
	33,334	-		$3.15	06/24/20
	100,001	-		$2.46	03/31/22
Terry Hamilton	66,667	-		$3.45	07/28/21
	66,667	-		$2.46	03/31/22

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	40,625	90,278	-	-	130,903
James Lang	30,000	90,278	-	-	120,278
Jack Pinney	25,875	87,034	-	-	112,909
Patrick Spangler	25,125	80,650	-	-	105,775
Lynn Vos	22,500	80,650	-	-	103,150
Brian Archambault	-	-	-	-	-

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

Director Bryan Archambault was the designated WPP director and as such was compensated by WPP for Board Service. Director Archambault resigned in December 2018 in connection with WPP’s sale of its ownership position in the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers and directors, known to us to beneficially own 5% or more of our outstanding common stock as of March 7, 2019. This information is based on public filings as of March 7, 2019. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class
Common	AWM Investment(1) 527 Madison Ave. Suite 2600 New York, NY 10022	1,367,925	11.4%
Common	Wolverine Flagship Fund Trading Limited(2) 175 W Jackson Blvd, 3rd Flr Chicago, IL 60604	755,821	6.3%
Common	Harvey L. Poppel(3) 110 El Mirasol Palm Beach, FL 33480	994,898	8.3%
Common	Park West Asset Management(6) 900 Larkspur Landing Circle Suite 160 Larkspur, CA 94939	967,448	8.1%
Common	Ronald L. Chez(4) 55 East Monroe Street, Suite 3700 Chicago, IL 60603	907,325	7.5%
Common	Goldman Capital Management(5) 767 Third Avenue, 25th Floor New York, NY 10017	510,798	4.2%

(1)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2019.
(2)	As stated in a Schedule 13D filed with the Securities and Exchange Commission on June 20, 2018.
(3)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on January 10, 2019.
(4)	As stated in a Schedule 13D/A filed with the Securities and Exchange Commission on October 27, 2015.
(5)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on October 24, 2014.
(6)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2019.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of our common stock as of March 7, 2019, by each director, each executive officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name(1)	Options Included in Beneficial Ownership (2)	Restricted Stock Awards (3)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

William J. Febbo	500,000	80,000	18,267	598,267	4.8%
Miriam Paramore	33,334	16,667	7,412	57,413	*
Terence J. Hamilton	133,334	16,667	124,804	276,805	2.3%
Lynn Vos	-		15,302	15,302	*
Douglas P. Baker	146,669	16,667	31,884	195,220	1.6%
Gus D. Halas	-		45,924	45,924	*
Patrick Spangler	-		6,347	6,347	*
James Lang	-		16,672	16,672	*
All Executive Officers and Directors as a group (8 persons)	818,337	130,001	268,6112	1,211,950	9.4%

*	Less than 1%

(1)	The address of each person named in this table is c/o OptimizeRx Corp., 400 Water Street, Suite 200, Rochester, MI 48307.
(2)	This column lists shares that are subject to options exercisable within sixty (60) days of March 7, 2019, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.
(3)	This column lists shares resulting from restricted stock awards that have vested as of March 7, 2019, but for which shares have not been issued.

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

During the year ended December 31, 2015, WPP made a strategic investment in the Company and was a shareholder that owns approximately 20% of the shares of the Company at the time. WPP sold its entire ownership position in December 2018, and is no longer a shareholder of the Company.

The following table sets forth the activity between the Company and WPP in 2018 and 2017.

	2018	2017
Total billings to WPP Agencies	$6,217,735	$3,554,168
Revenue recognized from WPP Agencies	$6,527,051	$3,696,214
Accounts receivable from WPP Agencies	$2,051,532	$1,173,614
Rebates given to WPP Agencies	$-	$33,249
Marketing services purchased from WPP Agencies	$-	$54,762
Revenue share expense recorded to WPP Agencies	$-	$401,596
Revenue share expenses owed to WPP Agencies	$-	$447,670

On May 9, 2016, we entered into a Corporate Consulting Agreement with our former CEO, David Harrell that set forth the terms of his continued relationship with the company and went effective as of June 1, 2016. Under the terms of this agreement Mr. Harrell agreed to consult for our company for a period of 16 months and he received a monthly payment of $15,000, with the potential for up to $54,000 in additional bonus payments during the term of the agreement. This agreement also called for insurance benefits for seven months. Finally, the agreement contained a Consultant Confidentiality, Invention Assignment and Non-Compete Agreement that contains restrictive covenants that include a one year non-compete following the completion of Mr. Harrell’s period of consulting, and an inventions assignment clause during the term of his consulting relationship.

On May 11, 2017, we entered into a Separation and Stock Purchase Agreement with Mr. Harrell pursuant to which we agreed to repurchase from Mr. Harrell 166,667 shares of our common stock for aggregate consideration of $390,000, representing a purchase price of $2.34 per share.

Also under the agreement, we agreed that the consulting agreement with Mr. Harrell would terminate on July 31, 2017, but that his non-compete agreement with us shall extend to July 31, 2019. The agreement also stipulated that Mr. Harrell would resign as a member of our board of directors effective June 30, 2017.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended:

KLJ & Associates, LLP

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$-	$10,500	$-	$-
2017	$31,000	$-	$3,000	$-

Sadler Gibb & Associates

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$116,430	$14,220	$-	$-
2017	$20,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[2]
3.3	Certificate of Designation, filed on September 5, 2008 with the Secretary of State of the State of Nevada by the Company[1]
3.4	Certificate of Designation, filed on June 3, 2010 with the Secretary of State of the State of Nevada by the Company[3]
3.5**	Certificate of Correction, dated April 30, 2018
3.6**	Certificate of Withdrawal of Certificate of Designation, dated May 10, 2018
10.1	Separation Agreement, Corporate Consulting Agreement and Confidentiality Agreement between the Company and David Harrell dated May 5, 2016[4]
10.2	Amended and Restated 2013 Equity Incentive Plan[5]
10.3	Amendment to Employment Agreement with Miriam Paramore, dated September 10, 2018[6]
10.4	Purchase Agreement, dated May 2, 2018[7]
10.5	Registration Rights Agreement, dated May 2, 2018[7]
10.6	Stock Purchase Agreement, dated October 17, 2018[8]
10.7	Amendment to Employment Agreement with Terry Hamilton, dated February 7, 2019[9]
10.8	Amendment to Employment Agreement with Doug Baker, dated February 7, 2019[9]
10.9	Amendment to Employment Agreement with William Febbo, dated February 25, 2019[10]
14.1	Code of Business Conduct and Ethics[11]
21.1**	List of Subsidiaries
23.1**	Consent of Sadler, Gibb & Associates, LLC**
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.
[2]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 16, 2010.
[3]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 11, 2010.
[4]	Incorporated by reference to the Form 10-Q, filed by the Company with the Securities and Exchange Commission on May 9, 2016.
[5]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on March 31, 2016.
[6]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on September 14, 2018.
[7]	Incorporated by reference to the Form 10-Q filed by the Company with the Securities and Exchange Commission on May 2, 2018.
[8]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on October 17, 2018.
[9]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 7, 2019.
[10]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2019.
[11]	Incorporated by reference to the Form 10-K filed by the Company with the Securities and Exchange Commission on March 8, 2018.

**	provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo
Chief Executive Officer, Principal Executive Officer
March 12, 2019

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Febbo
William J. Febbo
Title:	Director
Date:	March 12, 2019

By:	/s/ James Lang
James Lang
Title:	Director
Date:	March 12, 2019

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Chairman and Director
Date:	March 12, 2019

By:	/s/ Patrick Spangler
Patrick Spangler
Title:	Director
Date:	March 12, 2019

By:	/s/ Lynn Vos
Lynn Vos
Title:	Director
Date:	March 12, 2019