Form 10-Q
period 2019-03-31
OptimizeRx Corp
filed 2019-05-08
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,278,833 common shares as of May 3, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Markets

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018;
3	Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018 (unaudited)
5	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited);
6	Notes to Condensed Consolidated Financial Statements.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,133,940	$8,914,034
Accounts receivable	4,902,888	6,457,841
Prepaid expenses	446,022	360,146
Total Current Assets	15,482,850	15,732,021
Property and equipment, net	146,543	149,330
Other Assets
Goodwill	3,678,513	3,678,513
Patent rights, net	2,712,855	2,766,944
Other intangible assets, net	2,397,791	2,492,123
Right of use assets, net	644,335	-
Other assets and deposits	193,972	235,647
Total Other Assets	9,627,466	9,173,227
TOTAL ASSETS	$25,256,859	$25,054,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$584,820	$411,010
Accrued expenses	291,456	1,300,882
Revenue share payable	1,132,102	1,908,616
Current portion of lease obligations	110,065	-
Current portion of contingent purchase price payable	1,092,000	-
Deferred revenue	645,824	610,625
Total Current Liabilities	3,856,267	4,231,133
Non-current Liabilities
Lease obligations, net of current portion	537,716	-
Contingent purchase price payable, net of current portion	1,421,000	2,365,000
Total Non-current liabilities	1,958,716	2,365,000
Total Liabilities	5,814,983	6,596,133
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at March 31, 2019 or December 31, 2018	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 12,278,833 and 12,038,618 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	12,279	12,039
Additional paid-in-capital	49,705,102	48,725,211
Accumulated deficit	(30,275,505)	(30,278,805)
Total Stockholders’ Equity	19,441,876	18,458,445
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,256,859	$25,054,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

TOTAL REVENUE	$5,209,434	$4,112,237
COST OF REVENUES	1,583,480	2,008,092

GROSS MARGIN	3,625,954	2,104,145

OPERATING EXPENSES	3,493,789	2,295,341

INCOME (LOSS) FROM OPERATIONS	132,165	(191,196)

OTHER INCOME (EXPENSE)
Interest Income	22,364	2,017
Change in Fair Value of Contingent Consideration	(148,000)	-
Interest (Expense)	-	-
TOTAL OTHER INCOME (EXPENSE)	(125,636)	2,017
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,529	(189,179)
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$6,529	$(189,179)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	12,077,829	9,786,027
DILUTED	13,077,917	9,786,027

NET LOSS PER SHARE

BASIC	$0.00	$(0.02)
DILUTED	$0.00	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,038,618	$12,039	$48,725,211	$(30,278,805)	$18,458,445

Cumulative effect of change in accounting principle related to lease accounting	-	-	-	(3,229)	(3,229)
Shares issued for restricted stock awards	130,001	130	(130)	-	-
Shares issued for stock options exercised	101,878	102	343,683	-	343,785
Shares issued as compensation	8,336	8	106,026	-	106,034
Stock compensation expense	-	-	530,312	-	530,312
Net income	-	-	-	6,529	6,529

Balance March 31, 2019	12,278,833	$12,279	$49,705,102	$(30,275,505)	$19,441,876

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	9,772,694	$9,773	$36,573,888	$(30,363,122)	6,078,512
Cumulative effect of change in accounting principle related to revenue recognition	-	-	-	(142,027)	(142,027)
Shares issued for revenue share	100,000	100	446,900	-	447,000
Shares issued as compensation	6,249	6	28,869	-	28,875
Stock compensation expense	-	-	468,247	-	468,247
Net loss	-	-	-	(189,179)	(189,179)

Balance March 31, 2018	9,878,943	$9,879	$37,517,904	$(30,691,428)	$6,691,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$6,529	$(189,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	190,301	54,473
Stock-based compensation	530,312	468,247
Stock issued for services	106,034	28,875
Change in fair value of contingent consideration	148,000	-
Changes in:
Accounts receivable	1,554,953	(414,508)
Prepaid expenses and other assets	(44,201)	64,015
Accounts payable	173,810	(323,419)
Revenue share payable	(776,514)	(279,328)
Accrued expenses and other liabilities	(1,034,454)	(404,291)
Deferred revenue	35,199	207,727
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	889,969	(787,388)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(13,848)	(3,803)
Development costs	-	(32,763)
NET CASH USED IN INVESTING ACTIVITIES	(13,848)	(36,566)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	343,785	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	343,785	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,219,906	(823,954)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,914,034	5,122,573
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,133,940	$4,298,619

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash effect of issuance of shares related to net settled options	$-	$-
Non-cash effect of cumulative adjustments to accumulated deficit	$3,229	$142,027
Lease liabilities arising from right of use assets	$672,809	-
Non-cash issuance of shares to WPP, plc	$-	$447,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include OptimizeRx corporation and its wholly owned subsidiaries (collectively, the “Company”, “we”, “our”, or “us”).

We are a leading provider of digital health messaging via electronic health records (EHRs), providing a direct channel for pharmaceutical companies to communicate with healthcare providers. Our cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, education and critical clinical information. Our network is comprised of leading EHR platforms and provides more than half a million healthcare providers access to these services within their workflow at the point of care.

The consolidated condensed financial statements for the three months ended March 31, 2019 and 2018 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2019, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2019 and 2018, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated condensed balance sheet as of December 31, 2018, has been derived from the audited consolidated condensed balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission on March 12, 2019.

The results of operations for the three-months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued new accounting guidance on leases. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Balance Sheet. Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods, but recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Under the guidance, we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

We have operating leases for office space in three multitenant facilities, which are recorded as assets and liabilities for those leases with terms greater than 12 months. Certain leases contain renewal options and for the headquarters lease, we have assumed renewal. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Upon adoption of the standard on January 1, 2019, we recorded approximately $462,000 of right of use assets and $465,000 of lease-related liabilities, with the difference charged to accumulated deficit at that date.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

For the three months ended March 31, 2019, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

Three Months Ended March 31, 2019

Operating lease cost	$30,684
Short-term lease cost (1)	9,841
Total lease cost	$40,525

(1) Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of March 31, 2019:

As of March 31, 2019

2019(a)	$102,012
2020	138,533
2021	140,881
2022	102,881
2023	99,722
Thereafter	150,684
Total	734,713
Less: discount	86,932
Total lease liabilities	$647,781

(a) For the nine-month period beginning April 1, 2019.

The weighted average remaining lease term for operating leases is 5.8 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities is $30,684. For the three months ended March 31,2019 payments on lease obligations were $25,208 and amortization on the right of use assets was $29,295.

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

 In the first quarter of 2019, the Company signed a new lease on office space in Cranbury New Jersey commencing on February 1, 2019. The lease is a 3-year lease calling for monthly payments ranging from $2,707 to $2,808 plus utilities during the term of the lease.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements and will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

NOTE 3 – STOCKHOLDERS’ EQUITY

During the quarters ended March 31, 2019 and 2018, we issued 8,336 and 6,249 shares, respectively, of our common stock to our independent directors in connection with our Director Compensation Plan, which calls for issuance of 2,084 shares per quarter to each independent director. These shares were valued at $106,834 and $28,875 at March 31, 2019 and 2018, respectively.

During the quarter ended March 31, 2019, we issued 89,826 shares of our common stock and received proceeds of $343,785 in connection with the exercise of stock options under our 2013 equity compensation plan. We issued an additional 12,052 shares of our common stock in connection with the exercise of options using the net-settled method, which resulted in no cash. whereby no cash was received, but rather the exercise price was paid by the surrender of shares underlying the options. We also issued 130,001 shares of our common stock in the quarter ended March 31, 2019 in connection with restricted stock awards awarded in 2018.

In March 2018, we issued 100,000 shares of common stock to a subsidiary of WPP, plc one of the world’s largest advertising companies, and a shareholder at the time, in full payment of all amounts due under a comarketing agreement that covered certain WPP plc agencies, whereby we shared a portion of our revenue with those agencies related to programs awarded to us by those agencies. The shares were valued at $447,000, the market value of the stock on the date of issuance. The amount due was recorded as a liability in revenue share payable at December 31, 2017.

NOTE 4 – SHARE BASED PAYMENTS – OPTIONS

We use the fair value method to account for stock-based compensation. We recorded $530,312 and $468,247 in compensation expense in the three months ended March 31, 2019 and 2018, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $1,564,919 of remaining expense related to unvested options to be recognized in the future.

NOTE 5 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

NOTE 6 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended March 31
	2019	2018
Numerator
Net income (loss)	$6,529	$(189,179)

Denominator
Weighted average shares outstanding used in computing net income (loss) per share
Basic	12,077,829	9,786,027
Effect of dilutive stock options, warrants, and stock grants	1,000,088	-
Diluted	13,077,917	9,786,027

Net Income (Loss) per share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2019 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose or recognize in these financial statements.

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

Overview

Company Highlights through April 2019

1.	Our sales for the first three months of 2019 were $5.2 million, a 27% increase over the same period in 2018.
2.	We continue to focus on adding additional brands for existing clients, providing new solutions, expanding the utilization of our network for existing brands, and obtaining new pharmaceutical manufacturer clients and advertising agencies.
3.	We sponsored a TrendTalks Roundtable discussion on Digital Pharma Marketing.
4.	We formed OptimizeMDs, a multi-specialty physician panel with the mission of improving the effectiveness of digital health communications delivered throughout the care continuum and sponsored our survey on drug price transparency and patient cost challenges.
5.	We have made additional hires to support growth, including a VP of Sales to focus on the hospital market and a chief commercial officer to focus on enterprise arrangements and product expansion across our customer base.

Our success in acquiring, integrating and expanding into new EHR/eRx platforms continues to grow as well. For the remainder of 2019, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their work flow and reach. With the growth of both our pharmaceutical products and our distribution network, we expect that our financial, brand, and clinical messaging, as well as our patient engagement activities, will continue to increase and show strong growth throughout the year.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

Our total revenue reported for the three months ended March 31, 2019 was approximately $5.2 million, an increase of 27% over the approximately $4.1 million from the same period in 2018. The increased revenue resulted primarily from increases in sales in our messaging products. We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service.

Cost of Revenues

Our cost of revenue percentage, composed primarily of revenue share expense, declined as a percentage of revenues, from approximately 49% in the quarter ended March 31, 2018 to approximately 30% for the quarter ended March 31, 2019. This decrease was a result of product mix and our focus on reducing our cost of revenues through improved revenue share contracts and the focus on products with higher margins.

Gross Margin

Our gross margin improved from 51.2% in the quarter ended March 31, 2018 to 69.6% in the quarter ended March 31, 2019. We have been focused on improving our margins. We had a favorable product mix in the 2019 quarter that had a positive impact on our margin. We expect to maintain margins of at least 60% on a quarterly basis for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $2.3 million for the three months ended March 31, 2018 to approximately $3.5 million for the same period in 2019, an increase of approximately 52%. The detail by major category is reflected in the table below.

	Three months ended March 31,
	2019	2018

Salaries, Wages, & Benefits	$1,689,034	$1,210,297
Stock-based Compensation	636,346	497,122
Professional Fees	239,025	73,026
Board Compensation	34,250	25,250
Investor Relations	21,736	26,237
Consultants	38,090	5,241
Advertising and Promotion	196,580	15,510
Depreciation and Amortization	190,301	54,473
Development, Maintenance, and Integration Costs	218,096	246,566
Office, Facility, and other	115,518	72,806
Travel	114,814	68,813

Total Operating Expense	$3,493,789	$2,295,341

The largest increases in operating expenses related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2018, we have hired an additional vice President of sales, a vice president of marketing and communications, a financial analyst, and 10 employees associated with our CareSpeak acquisition. These new hires also resulted in increases in benefits, payroll taxes, and related travel. The increased stock-based compensation results from the acceleration of vesting of previously granted options as well as the grant of new options. We expect stock-based compensation to decrease on a quarterly basis for the balance of the year.

The decrease in development, maintenance, and integration costs reflects cost savings related to our move to Amazon web services at the end of the quarter ended March 31, 2018, which resulted in a reduction of our monthly hosting cost.

Advertising and promotion increased substantially in 2019 because of our increased focus on marketing activities. This increase includes costs associated with our physician survey on drug price transparency and patient cost challenges, our sponsorship of a healthcare panel on digital pharma marketing, and attendance at several industry conferences. We also hired a public relations firm in late 2018.

Professional fees increased in 2019 as a result of our move to the Nasdaq Capital Market in June 2018, our subsequent increase in market capitalization, and our acquisition of CareSpeak Communications in late 2018. This increased the complexity of our year-end audit and we were required to obtain an audit opinion on our internal controls under Sarbanes Oxley as of December 31, 2018 for the first time. We also were required to obtain third party valuations of the allocation of our purchase price of CareSpeak and the fair value of those assets and liabilities as of December 31, 2018.

Depreciation and amortization increased because of the amortizable assets acquired in connection with our acquisition of CareSpeak Communications. Office, facility, and other expenses also increased as a result of our acquisition of CareSpeak, which resulted in two additional office locations for us, as well as the normal increased costs associated with increased business activity.

The increase in the fair value of contingent consideration relates to our acquisition of CareSpeak Communications. The purchase price included potential additional consideration to be paid if certain revenue levels are achieved in 2019 and 2020. That liability is required to be adjusted to fair value each quarter and this represents the increase in the fair value of the liability during the quarter ended March 31, 2019.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to continue at the 2019 level, or slightly above as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and do not expect human resource costs to increase as quickly as revenues. We have made additional growth hires in April 2019, including a VP of sales to focus on the hospital market and a chief commercial officer to focus on enterprise arrangements and product expansion across our customer base.

Net Income (Loss)

Our net income for the three months ended March 31, 2019 was approximately $7,000, as compared to a loss of approximately $189,000 during the same period in 2018. The reasons and specific components associated with the move to profitability are discussed above. Overall, the income resulted from increased revenues and gross margin, which offset the increase in operating expenses. Barring unexpected, or one-time expenses, we expect to remain profitable on a quarterly basis.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of approximately $15.5 million, compared with current liabilities of approximately $3.9 million, resulting in working capital of approximately $11.6 million and a current ratio of approximately 4.0 to 1. This represents an improvement from working capital of approximately $11.5 million and current ratio of 3.7 to 1 at December 31, 2018.

Our operating activities provided approximately $890,000 in cash flow during the three months ended March 31, 2019, compared with cash used of approximately $787,000 in the same period in 2018. The cash provided in the 2019 period was the result of our net income, as well as working capital management. The cash used in the 2018 period was the result of our net loss as well as cash used for working capital. The main use of cash in 2018 resulted from a change in payment terms for one of our key partners, as well as payment of certain year end liabilities. We expect to continue to have positive cash flow from operations on a quarterly basis for the balance of the year.

We used insignificant amounts in investing activities in both the three months ended March 31, 2019, and 2018. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities.

We had proceeds from financing activities of approximately $344,000 during the three months ended March 31, 2019 related to the exercise of stock options. We had no financing activities in the comparable period for 2018. We did however, as discussed in Note 3, issue 300,000 shares valued at $447,000 in 2018 in a non-cash transaction in payment of revenue share due under a comarketing agreement and the accompanying termination of the agreement.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2018; however, we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, impairment of assets, and the fair value of liabilities.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements and will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2018, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Those weaknesses have not been completely remediated as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we hired an additional person in our accounting department to address the segregation of duties issue and improve our internal control over financial reporting. We also evaluated and selected new accounting software to address the information technology issues. We expect to have it fully implemented during the third quarter of 2019. We also improved the documentation of the review of data entered into our system.

In conjunction with the adoption of the new lease accounting standard, we implemented new lease administration software and updated our business processes and internal controls in support of the new guidance.

While we made other routine ongoing improvements in our internal control and processes, no other material changes were made during the period.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2019, we issued 8,336 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 231,879 shares of stock in connection with the exercise of options and restricted stock awards under our 2013 equity compensation plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**  Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 8, 2019
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: May 8, 2019
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer