Form 10-Q
period 2019-06-30
OptimizeRx Corp
filed 2019-08-07
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,137,363 common shares as of August 3, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018;
3	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 (unaudited)
5	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2018 (unaudited)
6	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited);
7	Notes to Condensed Consolidated Financial Statements.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,536,420	$8,914,034
Accounts receivable	7,424,499	6,457,841
Prepaid expenses	627,573	360,146
Total Current Assets	38,588,492	15,732,021
Property and equipment, net	162,298	149,330
Other Assets
Goodwill	3,678,513	3,678,513
Patent rights, net	2,658,765	2,766,944
Other intangible assets, net	3,761,792	2,492,123
Right of use assets, net	616,988	-
Other assets and deposits	170,256	235,647
Total Other Assets	10,886,314	9,173,227
TOTAL ASSETS	$49,637,104	$25,054,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$911,795	$411,010
Accrued expenses	840,843	1,300,882
Revenue share payable	1,964,440	1,908,616
Current portion of lease obligations	111,968	-
Current portion of contingent purchase price payable	1,074,000	-
Deferred revenue	769,391	610,625
Total Current Liabilities	5,672,437	4,231,133
Non-current Liabilities
Lease obligations, net of current portion	508,904	-
Contingent purchase price payable, net of current portion	1,546,000	2,365,000
Total Non-current liabilities	2,054,904	2,365,000
Total Liabilities	7,727,341	6,596,133
Commitments and contingencies (See Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at June 30, 2019 or December 31, 2018	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 14,116,739 and 12,038,618 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	14,117	12,039
Additional paid-in-capital	71,764,534	48,725,211
Accumulated deficit	(29,868,888)	(30,278,805)
Total Stockholders’ Equity	41,909,763	18,458,445
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,637,104	$25,054,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET REVENUE	$7,006,291	$5,099,474	$12,215,725	$9,211,710
COST OF REVENUES	2,687,143	2,236,751	4,270,623	4,244,842
GROSS MARGIN	4,319,148	2,862,723	7,945,102	4,966,868

OPERATING EXPENSES	3,839,105	2,589,126	7,332,894	4,884,467
INCOME FROM OPERATIONS	480,043	273,597	612,208	82,401

OTHER INCOME (EXPENSE)
Interest income	33,574	6,912	55,938	8,929
Change in Fair Value of Contingent Consideration	(107,000)	-	(255,000)	-

TOTAL OTHER INCOME (EXPENSE)	(73,426)	6,912	(199,062)	8,929

INCOME BEFORE PROVISION FOR INCOME TAXES	406,617	280,509	413,146	91,330

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME	$406,617	$280,509	$413,146	$91,330

WEIGHTED AVERGE SHARES OUTSTANDING
BASIC	12,743,379	10,979,086	12,412,442	10,373,326
DILUTED	13,806,761	11,949,593	13,467,562	11,517,604

EARNINGS PER SHARE
BASIC	$0.03	$0.03	$0.03	$0.01
DILUTED	$0.03	$0.02	$0.03	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

 OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,038,618	$12,039	$48,725,211	$(30,278,805)	$18,458,445
Cumulative effect of change in accounting principle related to lease accounting	-	-	-	(3,229)	(3,229)
Shares issued for restricted stock awards	130,001	130	(130)	-	-
Shares issued for stock options exercised	101,878	102	343,683	-	343,785
Shares issued as compensation	8,336	8	106,026	-	106,034
Stock-based compensation expense	-	-	530,312	-	530,312
Net income	-	-	-	6,529	6,529

Balance March 31, 2019	12,278,833	12,279	49,705,102	(30,275,505)	19,441,876

Public offering of common shares for cash, net of offering costs	1,769,275	1,769	21,302,057		21,303,826
Shares issued for stock options exercised	60,295	61	214,253		214,314
Shares issued as compensation	8,336	8	135,035		135,043
Stock-based compensation expense			408,087		408,087
Net income	-	-	-	406,617	406,617

Balance June 30, 2019	14,116,739	$14,117	$71,764,534	$(29,868,888)	$41,909,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	9,772,694	$9,773	$36,573,888	$(30,363,122)	$6,220,539
Cumulative effect of change in accounting principle related to revenue recognition	-	-	-	(142,027)	(142,027)
Shares issued for revenue share	100,000	100	446,900	-	447,000
Shares issued as compensation	6,249	6	28,869	-	28,875
Stock-based compensation expense	-	-	468,247	-	468,247
Net loss	-	-	-	(189,179)	(189,179)

Balance March 31, 2018	9,878,943	9,879	37,517,904	(30,694,328)	6,833,455

Public offering of common shares for cash, net of offering costs	1,666,669	1,667	8,162,807		8,164,474
Shares issued in connection with reverse split	908	1	(1)		-
Shares issued for stock options exercised	2,002	2	4,918		4,920
Shares issued as compensation	8,336	8	89,937		89,945
Stock-based compensation expense			426,755		426,755
Net income	-	-	-	280,509	280,509

Balance June 30, 2018	11,556,858	$11,557	$46,202,320	$(30,413,819)	$15,800,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$413,146	$91,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	425,873	108,946
Stock-based compensation	938,399	895,002
Stock issued for services	241,077	118,820
Change in fair value of contingent consideration	255,000	-
Changes in:
Accounts receivable	(966,658)	(2,079,823)
Prepaid expenses and other assets	(202,036)	40,320
Accounts payable	785	(280,349)
Revenue share payable	55,824	(183,664)
Accrued expenses and other liabilities	(511,976)	(125,407)
Deferred revenue	158,766	195,966
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	808,200	(1,218,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(47,739)	(12,593)
Purchase of intangible assets	(1,000,000)	(56,651)
NET CASH USED IN INVESTING ACTIVITIES	(1,047,739)	(69,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commission costs	22,163,636	9,004,920
Expenses related to issuance cost of common stock	(301,711)	(835,526)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,861,925	8,169,394
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,622,386	6,881,291
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,914,034	5,122,573
CASH AND CASH EQUIVALENTS - END OF PERIOD	$30,536,420	$12,003,864

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Intangible asset additions included in accounts payable	$500,000	$-
Non-cash effect of cumulative adjustments to accumulated deficit	$3,229	$142,027
Lease liabilities arising from right of use assets	$672,809	-
Non-cash issuance of shares to WPP, plc	$-	$447,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

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

The condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2019, and our results of operations and changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and the statements of cash flows for the six months ended June 30, 2019 and 2018 have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission on March 12, 2019.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on leases. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the balance sheet. Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the consolidated balance sheet without adjusting comparative periods, but recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Under the guidance, we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

We have operating leases with terms greater than 12 months for office space in three multitenant facilities, which are recorded as assets and liabilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2022, with a three-year renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of the lease. We also have a lease on office space in Cranberry, New Jersey, expiring in 2022 with monthly payments ranging from $2,707 to $2,808, as well as a small lease in Zagreb, Croatia expiring in 2022.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

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

Upon adoption of the standard on January 1, 2019, we recorded approximately $462,000 of right of use assets and $465,000 of lease-related liabilities, with the difference recorded in accumulated deficit as the cumulative effect of change in accounting principle at that date.

For the three and six months ended June 30, 2019, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$32,591	$64,175
Short-term lease cost (1)	9,951	18,892
Total lease cost	$42,542	$83,067

(1) Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of June 30, 2019:

For the year ending December 31,
2019(a)	$66,672
2020	135,759
2021	138,107
2022	100,107
2023	96,949
Thereafter	150,222
Total	687,816
Less: present value discount	66,944
Total lease liabilities	$620,872

(a) For the remaining six-month period beginning July 1, 2019.

The weighted average remaining lease term for operating leases is 5.5 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities is $64,175. For the six months ended June 30, 2019, payments on lease obligations were $51,937 and amortization on the right of use assets was $52,592.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model, which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2019, in an underwritten primary offering, we issued 1,769,275 shares of our common stock for gross proceeds of $23,000,575. In connection with this transaction, we incurred equity issuance costs of $1,696,749 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $21,303,826.

During the quarter ended June 30, 2018, in a private transaction, we issued 1,666,669 shares of our common stock for gross proceeds of $9,000,000. In connection with this transaction, we incurred equity issuance costs of $835,526 related to payments to advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $8,164,474.

During the quarters ended June 30, 2019, and March 31, 2019, respectively, we issued 60,295 shares and 89,826 shares of our common stock and received proceeds of $214,314 and $343,785 in connection with the exercise of stock options under our 2013 equity compensation plan. We issued an additional 12,052 shares of our common stock in the quarter ended March 31, 2019 in connection with the exercise of options using the net-settled method, whereby no cash was received, but rather the exercise price was paid by the surrender of shares underlying the options. We also issued 130,001 shares of our common stock in the quarter ended March 31, 2019 in connection with restricted stock awards awarded in 2018. We issued 2,002 shares of our common stock and received proceeds of $4,920 in connection with the exercise of options in the quarter ended June 30, 2018.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

Our Director Compensation Plan calls for issuance of 2,084 shares per quarter to each independent director. In 2019, we issued 8,336 shares each quarter, valued at $106,834 and $135,043 for the quarters ended March 31, and June 30, respectively. In 2018, we issued 6,249 shares valued at $28,875 and 8,336 shares valued at $89,945 or the quarters ended March 31, and June 30, respectively.

Effective May 14, 2018, in connection with our listing on the Nasdaq Capital Market, we implemented a reverse split of our common stock by exchanging each three shares of our common stock for one share. The effect of this reverse split is presented in the accompanying condensed consolidated financial statements as if it had been effective as of the beginning of the earliest period presented. We elected to round fractional shares up to the nearest whole number rather than redeem them for cash, and as a result we issued 908 additional shares.

In March 2018, we issued 100,000 shares of common stock to a subsidiary of WPP, plc, a shareholder at the time, in full payment of all amounts due under a co-marketing agreement that covered certain WPP, plc agencies, whereby we shared a portion of our revenue with those agencies related to programs awarded to us by those agencies. The shares were valued at $447,000, the market value of the stock on the date of issuance. The amount due was recorded as a liability in revenue share payable at December 31, 2017.

NOTE 4 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation. We recorded $907,109 and $712,998 in compensation expense in the six months ended June 30, 2019 and 2018, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $1,598,019 of remaining expense related to unvested options to be recognized in the future over a weighted average remaining period of less than one year.. The total intrinsic value of outstanding options at June 30, 2019 is $16,328,517.

The company also recorded expense related to restricted stock awards of $31,290 and $182,004 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there is $1,513,475 of remaining expense related to unvested restricted stock awards to be recognized in the future related to 140,000 shares of restricted stock awards that are unvested at June 30, 2019.

NOTE 5 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income	$406,617	$280,509	$413,146	$91,330

Denominator
Weighted average shares outstanding used in computing earnings per share
Basic	12,743,379	10,979,086	12,412,442	10,373,326
Effect of dilutive stock options, warrants, and unvested restricted stock awards	1,063,382	970,507	1,055,120	1,144,278
Diluted	13,806,761	11,949,593	13,467,562	11,517,604

Earnings per share
Basic	$0.03	$0.03	$0.03	$0.01
Diluted	$0.03	$0.02	$0.03	$0.01

NOTE 7 – SUBSEQUENT EVENTS

In July, 2019, we received proceeds of $86,621 and issued 20,164 shares of common stock in conjunction with the exercise of stock options. In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2019 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose or recognize in these financial statements.

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

Overview

Company Highlights through August 2019

1.	Our revenues for the three months ended June 30, 2019 were $7.0 million, a 37% increase over the same period in 2018.
2.	Our revenues for the six months ended June 30, 2019 were $12.2 million, a 33% increase over the same period in 2018.
3.	We raised additional net equity of $21.3 million in an underwritten primary offering to solidify our balance sheet and to provide growth capital for potential acquisitions.
4.	We are further integrating our solutions to address specific needs along the patients journey, and are focused on delivering enterprise-level solutions to our clients to improve outcomes and reduce the cost burden affecting so many Americans.
5.	We have made additional hires to support growth, including a Chief Commercial Officer, a VP of Sales to focus on the hospital market, three additional VPs of sales to call on pharma, and a VP of product strategy to focus on product expansion across our customer base.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Revenues

Our total revenue reported for the three months ended June 30, 2019 was approximately $7.0 million, an increase of 37% over the approximately $5.1 million from the same period in 2018. Our total revenue for the six months ended June 30, 2019 was approximately $12.2 million, an increase of 33% over the approximately $9.2 million from the same period in 2018. The increased revenue in both periods resulted primarily from increases in sales in our messaging products. We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service.

Cost of Revenues

Our cost of revenue percentage, comprised primarily of revenue share expense, declined as a percentage of revenues in both the three and six-month periods ended June 30, 2019, as compared to the same periods in 2018, as set forth in the table below. This decrease was a result of product mix and our focus on reducing our cost of revenues through improved revenue share contracts and the focus on products with higher margins.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Cost of Revenues %	38.4%	43.9%	35.0%	46.0%
Gross Margin %	61.6%	56.1%	65.0%	54.0%

Gross Margin

Our gross margins improved from 2018 to 2019 in both the three and six month periods ended June 30, as reflected in the table above and for the reasons reflected in the discussion of cost of revenues. We have been focused on improving our margins. We expect to maintain gross margins of at least 60% on a quarterly basis for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $2.6 million for the three months ended June 30, 2018 to approximately $3.8 million for the same period in 2019. Operating expenses increased from approximately $4.9 million for the six months ended June 30, 2018 to approximately $7.3 million for the same period in 2019. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Salaries, Wages, & Benefits	$2,101,309	$1,306,689	$3,790,343	$2,516,986
Stock-based compensation	543,130	516,700	1,179,476	1,013,822
Professional Fees	131,690	116,373	359,088	179,399
Board Fees	34,250	33,375	68,500	58,625
Investor Relations	22,081	26,628	43,817	52,865
Consultants	51,640	29,809	95,500	39,809
Advertising and Promotion	163,903	97,977	354,713	118,728
Depreciation and Amortization	235,571	54,473	425,872	108,945
Development and Maintenance	221,891	119,372	398,109	325,312
Integration Incentives	47,914	40,626	89,792	81,252
Office, Facility, and other	127,459	154,165	246,511	226,972
Travel and Entertainment	158,267	92,939	281,173	161,752

Total Operating Expense	$3,839,105	$2,589,126	$7,332,894	$4,884,467

The largest increases in operating expenses related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2018, we have hired a Chief Commercial Officer, four additional Vice Presidents of sales, a vice president of marketing and communications, a controller, a financial analyst, and 10 employees associated with our CareSpeak acquisition. These new hires also resulted in increases in benefits, payroll taxes, and related travel. The stock-based compensation is impacted by both the number of options granted and the price of the stock at the time of grant. We expect stock-based compensation to decrease slightly on a quarterly basis for the balance of the year as previously awarded grants become fully vested. The increased number of employees also resulted in increased travel.

The increase in development, maintenance, and integration costs reflects an increased level of activity to support our overall growth.

Advertising and promotion increased substantially in 2019 because of our increased focus on marketing activities. This increase includes costs associated with our physician survey on drug price transparency and patient cost challenges, our sponsorship of a healthcare panel on digital pharma marketing, and attendance at several industry conferences. We also hired a public relations firm in late 2018 that is included in 2019 costs, but was not there in 2018.

Professional fees increased in 2019 as a result of our move to the Nasdaq Capital Market in June 2018, our subsequent increase in market capitalization, and our acquisition of CareSpeak Communications in late 2018. This increased the complexity of our year-end audit, and we were required to obtain an audit opinion on our internal controls under Sarbanes Oxley as of December 31, 2018 for the first time. We also were required to obtain third party valuations of the allocation of our purchase price of CareSpeak and the fair value of those assets and liabilities as of December 31, 2018, and on a quarterly basis moving forward.

Depreciation and amortization increased primarily because of the amortizable assets acquired in connection with our acquisition of CareSpeak Communications. Office, facility, and other expenses also increased as a result of our acquisition of CareSpeak, which resulted in two additional office locations for us, as well as the normal increased costs associated with increased business activity.

The increase in the fair value of contingent consideration relates to our acquisition of CareSpeak Communications. The purchase price included potential additional consideration to be paid if certain revenue levels are achieved in 2019 and 2020. That liability is required to be adjusted to fair value each quarter and this represents the increase in the fair value of the liability during the three and six months ended June 30, 2019.

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

Net Income

We had net income of $407,000 for the three months ended June 30, 2019, as compared to $281,000 during the same period in 2018. Our net income for the six months ended June 30, 2019 was $413,000, as compared to $91,000 during the same period in 2018. The reasons for specific components are discussed above, however our increased revenues have resulted in us achieving consistent profitability. We expect to continue to be profitable on a quarterly basis, although in any particular quarter, one-time expenses related to growth initiatives could result in a loss for a particular quarter.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $38.6 million, compared with current liabilities of $5.7 million, resulting in working capital of approximately $32.9 million and a current ratio of 6.8 to 1. This represents an improvement from working capital of approximately $11.5 million and current ratio of 3.7 to 1 at December 31, 2018.

 Our operating activities provided approximately $808,000 in cash flow during the six months ended June 30, 2019, compared with cash used of 1.2 million in the same period in 2018. The cash provided in the 2019 period was the result of our net income, as well as working capital management. The cash used in the 2018 period was the result of cash used for working capital. The main use of cash in 2018 resulted from a change in payment terms for one of our key partners, as well as payment of certain year end liabilities. We expect to continue to have positive cash flow from operations on a quarterly basis for the balance of the year.

We used approximately $1.05 million in investing activities in the six months ended June 30, 2019, $1.0 million of which was related to the acquisition of a perpetual software license. The total cost of the license is $1.5 million. The remaining $500,000 is in accounts payable and is due in September 2019. We used insignificant amounts in investing activities in the six months ended June 30, 2018 related to purchases of equipment.

We had proceeds from financing activities of approximately $21.9 million and $8.2 million during the six months ended June 30, 2019 and 2018, respectively. These resulted from offerings our common stock, as well as the exercise of stock options. We did, as discussed in Note 3 to the accompanying condensed consolidated financial statements, issue 300,000 shares valued at $447,000 in 2018 in a non-cash transaction in payment of revenue share due under a co-marketing agreement and the accompanying termination of the agreement.

We do not anticipate the need to raise additional capital in 12 months from the issuance of this 10-Q document. We are focused on growing our revenue, channel and partner network. However, as a company in a market that is active with merger and acquisition activity, we may have opportunities, such as for acquisitions or strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2018; however, we consider our critical accounting policies to be those related to determining the timing and amount of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, impairment of assets, and the fair value of contingent purchase price payable.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2018, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to insure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Those weaknesses have not been completely remediated as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we hired an additional person in our accounting department to address the segregation of duties issue and improve our internal control over financial reporting. We also evaluated and selected new accounting software to address the information technology issues. We also improved the documentation of the review of data entered into our system. No significant changes were made in the quarter ended June 30, 2019 but we are currently in the process of implementing the new software and expect to have it fully implemented during the third quarter of 2019. We expect implementation of this new system, along with associated controls, to remediate our material weakness in internal control, however a complete assessment will be made upon completion.

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

In June 2019, we issued 8,336 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 60,295 shares of stock during the three months ended June 30, 2019, in connection with the exercise of options under our 2013 equity compensation plan.

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
Date: August 7, 2019
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: August 7, 2019
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer