Form 10-Q
period 2019-09-30
OptimizeRx Corp
filed 2019-11-05
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,173,850 common shares as of November 1, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018;
3	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 (unaudited)
5	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2018 (unaudited)
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited);
7	Notes to Condensed Consolidated Financial Statements.

OPTIMIZERx CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,759,967	$8,914,034
Accounts receivable	7,158,390	6,457,841
Prepaid expenses	973,177	360,146
Total Current Assets	37,891,534	15,732,021
Property and equipment, net	156,809	149,330
Other Assets
Goodwill	3,678,513	3,678,513
Patent rights, net	2,604,677	2,766,944
Other intangible assets, net	3,542,462	2,492,123
Right of use assets, net	587,497	-
Other assets and deposits	92,239	235,647
Total Other Assets	10,505,388	9,173,227
TOTAL ASSETS	$48,553,731	$25,054,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$1,095,474	$411,010
Accrued expenses	607,000	1,300,882
Revenue share payable	1,668,287	1,908,616
Current portion of lease obligations	113,476	-
Current portion of contingent purchase price payable	810,000	-
Deferred revenue	1,115,904	610,625
Total Current Liabilities	5,410,141	4,231,133
Non-current Liabilities
Lease obligations, net of current portion	478,201	-
Contingent purchase price payable, net of current portion	1,530,000	2,365,000
Total Non-current liabilities	2,008,201	2,365,000
Total Liabilities	7,418,342	6,596,133
Commitments and contingencies (See Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at September 30, 2019 or December 31, 2018	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 14,173,850 and 12,038,618 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	14,174	12,039
Additional paid-in-capital	72,561,045	48,725,211
Accumulated deficit	(31,439,830)	(30,278,805)
Total Stockholders’ Equity	41,135,389	18,458,445
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,553,731	$25,054,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET REVENUE	$5,002,767	$5,415,384	$17,218,492	$14,627,094
COST OF REVENUES	1,981,143	2,268,968	6,251,766	6,513,810
GROSS MARGIN	3,021,624	3,146,416	10,966,726	8,113,284

OPERATING EXPENSES	5,008,934	2,923,238	12,341,827	7,807,705
INCOME (LOSS) FROM OPERATIONS	(1,987,310)	223,178	(1,375,101)	305,579

OTHER INCOME
Interest income	136,368	21,750	192,305	30,679
Change in Fair Value of Contingent Consideration	280,000	-	25,000	-

TOTAL OTHER INCOME	416,368	21,750	217,305	30,679

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,570,942)	244,928	(1,157,796)	336,258

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(1,570,942)	$244,928	$(1,157,796)	$336,258

WEIGHTED AVERGE SHARES OUTSTANDING
BASIC	14,146,489	11,755,500	12,996,590	10,840,584
DILUTED	14,146,489	12,921,768	12,996,590	11,766,754

EARNINGS (LOSS) PER SHARE
BASIC	$(0.11)	$0.02	$(0.09)	$0.03
DILUTED	$(0.11)	$0.02	$(0.09)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

 OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,038,618	$12,039	$48,725,211	$(30,278,805)	$18,458,445
Cumulative effect of change in accounting principle related to lease accounting	-	-	-	(3,229)	(3,229)
Shares issued for restricted stock awards	130,001	130	(130)	-	-
Shares issued for stock options exercised	101,878	102	343,683	-	343,785
Shares issued as compensation	8,336	8	106,026	-	106,034
Stock-based compensation expense	-	-	530,312	-	530,312
Net income	-	-	-	6,529	6,529

Balance March 31, 2019	12,278,833	$12,279	$49,705,102	$(30,275,505)	$19,441,876

Public offering of common shares for cash, net of offering costs	1,769,275	1,769	21,302,057	-	21,303,826
Shares issued for stock options exercised	60,295	61	214,253	-	214,314
Shares issued as compensation	8,336	8	135,035	-	135,043
Stock-based compensation expense			408,087	-	408,087
Net income	-	-	-	406,617	406,617
Balance June 30, 2019	14,116,739	$14,117	$71,764,534	$(29,868,888)	$41,909,763

Shares issued for stock options exercised	48,775	49	206,275	-	206,324
Shares issued as compensation	8,336	8	120,697	-	120,705
Stock-based compensation expense	-	-	469,539	-	469,539
Net loss	-	-	-	(1,570,942)	(1,570,942)

Balance September 30, 2019	14,173,850	$14,174	$72,561,045	$(31,439,830)	$41,135,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	9,772,694	$9,773	$36,573,888	$(30,363,122)	$6,220,539
Cumulative effect of change in accounting principle related to revenue recognition	-	-	-	(142,027)	(142,027)
Shares issued for revenue share	100,000	100	446,900	-	447,000
Shares issued as compensation	6,249	6	28,869	-	28,875
Stock-based compensation expense	-	-	468,247	-	468,247
Net loss	-	-	-	(189,179)	(189,179)

Balance March 31, 2018	9,878,943	$9,879	$37,517,904	$(30,694,328)	$6,833,455

Public offering of common shares for cash, net of offering costs	1,666,669	1,667	8,162,807	-	8,164,474
Shares issued in connection with reverse split	908	1	(1)	-	-
Shares issued for stock options exercised	2,002	2	4,918	-	4,920
Shares issued as compensation	8,336	8	89,937	-	89,945
Stock-based compensation expense	-	-	426,755	-	426,755
Net income	-	-	-	280,509	280,509

Balance June 30, 2018	11,556,858	$11,557	$46,202,320	$(30,413,819)	$15,800,058

Shares issued for cashless exercise of warrants	251,046	251	(251)	-	-
Shares issued for stock options exercised	141,403	141	450,881	-	451,022
Shares issued as compensation	21,489	22	354,825	-	354,847
Stock-based compensation expense	-	-	353,311	-	353,511
Net income	-	-	-	244,928	244,928

Balance September 30, 2018	11,970,976	$11,971	$47,361,086	$(30,168,891)	$17,204,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,157,796)	$336,258
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	745,928	163,418
Stock-based compensation	1,407,938	1,242,776
Stock issued for services	361,782	479,203
Change in fair value of contingent consideration	(25,000)	-
Changes in:
Accounts receivable	(700,549)	(1,734,128)
Prepaid expenses and other assets	(469,623)	54,108
Accounts payable	184,464	(291,831)
Revenue share payable	(240,329)	(414,722)
Accrued expenses and other liabilities	(772,953)	(139,417)
Deferred revenue	505,279	164,129
NET CASH USED IN OPERATING ACTIVITIES	(160,859)	(140,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(61,457)	(23,131)
Purchase of intangible assets	(1,000,000)	(56,651)
NET CASH USED IN INVESTING ACTIVITIES	(1,061,457)	(79,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commission costs	22,369,960	9,455,943
Offering costs related to issuance of common stock	(301,711)	(835,526)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,068,249	8,620,417
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,845,933	8,400,429
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,914,034	5,122,573
CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,759,967	$13,523,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Intangible asset additions included in accounts payable	$500,000	$-
Non-cash effect of cumulative adjustments to accumulated deficit	$3,229	$-
Lease liabilities arising from right of use assets	$672,809	-
Non-cash issuance of shares to WPP, plc	$-	$447,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2019, and our results of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the statements of cash flows for the nine months ended September 30, 2019 and 2018 have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

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

We have operating leases with terms greater than 12 months for office space in three multitenant facilities, which are recorded as assets and liabilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2022, with a three-year renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of the lease. We also have a lease on office space in Cranbury, New Jersey, expiring in 2022 with monthly payments ranging from $2,707 to $2,808, as well as a lease of approximately $1,800 per month in Zagreb, Croatia expiring in 2022.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

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

For the three and nine months ended September 30, 2019, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$33,868	$98,043
Short-term lease cost (1)	11,771	30,663
Total lease cost	$45,639	$128,706

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of September 30, 2019:

For the year ending December 31,
2019(a)	$33,977
2020	138,019
2021	140,367
2022	102,367
2023	99,209
Thereafter	150,599
Total	664,538
Less: present value discount	72,861
Total lease liabilities	$591,677

(a)	For the remaining three-month period beginning October 1, 2019.

The weighted average remaining lease term for operating leases is 5.2 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities is $94,105. For the nine months ended September 30, 2019, payments on lease obligations were $79,071 and amortization on the right of use assets was $80,022.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

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

During the quarters ended September 30, 2019, June 30, 2019, and March 31, 2019, we issued 48,775, 60,295 and 89,826 shares, respectively, of our common stock and received proceeds of $206,324, $214,314, and $343,785, respectively, in connection with the exercise of stock options under our 2013 equity compensation plan. We issued an additional 12,052 shares of our common stock in the quarter ended March 31, 2019 in connection with the exercise of options using the net-settled method, whereby no cash was received, but rather the exercise price was paid by the surrender of shares underlying the options. We also issued 130,001 shares of our common stock in the quarter ended March 31, 2019 in connection with restricted stock awards awarded in 2018. We issued 141,403 and 2,002 shares of our common stock and received proceeds of $451,022 and $4,920 in connection with the exercise of options in the quarters ended September 30, 2018 and June 30, 2018, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

Our Director Compensation Plan calls for issuance of 2,084 shares per quarter to each independent director. In 2019, we issued 8,336 shares each quarter, valued at $106,034, $135,043, and $120,705 for the quarters ended March 31, June 30, and September 30, respectively. In 2018, we issued 6,249 shares valued at $28,875, 8,336 shares valued at $89,945, and 11,489 shares valued at $206,082 for the quarters ended March 31, June 30, and September 30, respectively.

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

In the quarter ended September 30, 2018, we issued 10,000 shares valued at $148,050 in connection with investor relations services.

NOTE 4 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation. We recorded $1,329,713 and $878,768 in compensation expense in the nine months ended September 30, 2019 and 2018, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $1,462,423 of remaining expense related to unvested options to be recognized in the future over a weighted average remaining period of less than one year. The total intrinsic value of outstanding options at September 30, 2019 is $13,318,970.

The company also recorded expense related to restricted stock awards of $78,225 and $364,008 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there is $1,513,475 of remaining expense related to unvested restricted stock awards to be recognized in the future related to 140,000 shares of restricted stock awards that are unvested at September 30, 2019.

NOTE 5 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

NOTE 6 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net (loss) income	$(1,570,942)	$244,928	$(1,157,796)	$336,258

Denominator
Weighted average shares outstanding used in computing (loss) earnings per share
Basic	14,146,489	11,755,500	12,996,590	10,840,584
Effect of dilutive stock options, warrants, and unvested restricted stock awards	-	1,166,268	-	936,170
Diluted	14,146,489	12,921,768	12,996,590	11,776,754

(Loss) earnings per share
Basic	$(0.11)	$0.02	$(0.09)	$0.03
Diluted	$(0.11)	$0.02	$(0.09)	$0.03

No calculation of diluted earnings per share is included for 2019 as the effect of the calculation would be antidilutive.

NOTE 7 – SUBSEQUENT EVENTS

In October 2019, we completed the acquisition of 100% of the outstanding shares of RMDY Health, Inc., a privately held leading provider of collaborative digital therapeutics SaaS solutions for the healthcare industry. This strategic acquisition allows us to extend our ability to engage doctors and patients for our pharmaceutical clients, introduce important client segments to our solution site, and continue expanding on our patient engagement revenue stream. The purchase price was $16.0 million, which will be adjusted for final working capital acquired. Total cash paid in October as part of the transaction was $8.7 million, which included payments for closing indebtedness, transaction expenses, escrows, and payments to RMDY Health stockholders. There were approximately $300,000 of costs directly related to the acquisition included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 as well.

Additionally, a portion of the purchase price, $5.9 million, is payable in shares of our common stock, and 382,893 shares will be issued in November 2019 in connection with this acquisition. Additional shares may be issued in future years at the time of the escrow release. Two additional payments not to exceed $30.0 million may become due as part of an earnout in the amount of 1.75 times the amount that we exceed $4.0 million of revenues related to the “RMDY” product in 2020, and 1.75 times the amount that we exceed 2020 revenues related to the "RMDY" product in 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

Since the acquisition occurred subsequent to September 30, 2019, no results from operations of RMDY Health are included in our consolidated statement of operations for the three and nine months ended September 30, 2019. It is currently impractical to disclose a preliminary purchase price allocation of RMDY Health or pro forma financial information combining both companies as of the earliest period presented in these financial statements as RMDY Health is currently in the process of both closing its books and records and converting them to U.S. GAAP.

Notwithstanding the foregoing, all required financial information concerning the RMDY Health acquisition will be included in an amended 8K with a due date of December 19, 2019.

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2019 through the date these financial statements were issued and have determined that other than as discussed above, we do not have any material subsequent events to disclose or recognize in these financial statements.

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

Overview

Company Highlights through November 2019

1.	Our revenues for the nine months ended September 30, 2019 were $17.2 million, an 18% increase over the same period in 2018.
2.	Our revenues for the three months ended September 30, 2019 were $5.0 million, an 8% decrease over the same period in 2018.
3.	We raised additional net equity of $21.3 million in an underwritten primary offering to solidify our balance sheet and to provide growth capital for potential acquisitions.
4.	In October 2019, we completed the acquisition of RMDY Health, a leading provider of collaborative digital therapeutics SaaS solutions for the healthcare industry used by pharmaceutical companies, payers, MedTech companies, and medical associations nationwide to improve medication adherence and care coordination. This strategic acquisition allows us to extend our ability to engage doctors and patients for our pharmaceutical clients, introduce important client segments to our solution suite, and continue expanding on our patient engagement revenue stream with a recurring revenue element.
5.	We signed a three-year exclusive agreement with NewCrop to deliver real-time digital health messages to NewCrop’s eprescribing network and act as our innovation lab for additional solutions.
6.	We continue to promote from within, hire opportunistically on the commercial, marketing and product teams. This will continue as we scale the business.

With the growth of our number of clients, we believe our legacy and new solutions, as well as our evolving network, will continue to expand and show strong growth throughout the year.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

Our total revenue reported for the nine months ended September 30, 2019 was approximately $17.2 million, an increase of 18% over the approximately $14.6 million from the same period in 2018. Our total revenue for the three months ended September 30, 2019 was approximately $5.0 million, a decrease of 8% over the approximately $5.4 million from the same period in 2018. The increased revenue in the nine-month period resulted primarily from increases in sales in our clinical and brand messaging products as a result of the launch of new channel partners since the third quarter of 2018. The decrease in the three-month period resulted from a decline in revenue related to our financial messaging product, primarily because two high volume brands running in 2018 were not running in 2019, one of which shifted their funds from financial messaging to clinical messaging. We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service.

Cost of Revenues

Our cost of revenue percentage, comprised primarily of revenue share expense, declined as a percentage of revenues in both the three and nine-month periods ended September 30, 2019, as compared to the same periods in 2018, as set forth in the table below. This decrease was a result of product mix and our focus on reducing our cost of revenues through improved revenue share contracts and our focus on products with higher margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cost of Revenues %	39.6%	41.9%	36.3%	44.5%
Gross Margin %	60.4%	58.1%	63.7%	55.5%

Gross Margin

Our gross margins improved from 2018 to 2019 in both the three and nine-month periods ended September 30, as reflected in the table above and for the reasons reflected in the discussion of cost of revenues. We have been focused on improving our margins. We expect to maintain gross margins of at least 60% on a quarterly basis for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $2.9 million for the three months ended September 30, 2018 to approximately $5.0 million for the same period in 2019. Operating expenses increased from approximately $7.8 million for the nine months ended September 30, 2018 to approximately $12.3 million for the same period in 2019. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Salaries, Wages, & Benefits	$1,882,433	$1,381,237	$5,672,775	$3,898,222
Stock-based compensation	590,244	708,163	1,769,720	1,721,985
Professional Fees	201,878	51,807	576,509	231,206
Acquisition Related Costs	323,406	45,580	323,406	45,580
Board Fees	34,250	45,875	102,750	104,500
Investor Relations	19,258	32,816	63,075	85,681
Consultants	81,411	66,830	176,911	106,639
Advertising and Promotion	137,276	106,920	491,989	225,648
Depreciation and Amortization	320,055	54,473	745,927	163,418
Research, Development, and Maintenance	1,034,281	114,604	1,432,390	439,916
Integration Incentives	47,032	70,626	136,825	151,878
Office, Facility, and other	117,028	137,889	363,191	364,861
Travel and Entertainment	220,382	106,418	486,359	268,171

Total Operating Expense	$5,008,934	$2,923,238	$12,341,827	$7,807,705

The largest increases in operating expenses related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2018, we have hired a Chief Commercial Officer, four additional Vice Presidents of sales, a vice president of marketing and communications, a controller, a financial analyst, a vice president of strategy, 10 employees associated with our CareSpeak acquisition, and other related support personnel. These new hires also resulted in increases in benefits, payroll taxes, and related travel. The stock-based compensation is impacted by both the number of options granted and the price of the stock at the time of grant. We expect stock-based compensation to increase slightly in the fourth quarter as a result of grants to employees associated with the RMDY acquisition.

The increase in research, development, and maintenance costs reflects an increased level of activity to support our overall growth. Specifically, we are investing in research initiatives to develop new offerings to expand our overall product portfolio.

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

Acquisition related costs in 2018 are related to the acquisition of CareSpeak Communications and in 2019 are related to the acquisition of RMDY Health. While both transactions actually closed in the fourth quarter of the respective years, due diligence and document drafting began in the quarters ended in September. The increase in 2019 is because the RMDY transaction was a larger and more complex transaction requiring more due diligence and more complex documents.

Depreciation and amortization increased primarily because of the amortizable assets acquired in connection with our acquisition of CareSpeak Communications. Office, facility, and other expenses also increased as a result of our acquisition of CareSpeak, which resulted in two additional office locations for us, as well as the normal increased costs associated with increased business activity.

The decrease in the fair value of contingent consideration relates to our acquisition of CareSpeak Communications. The purchase price included potential additional consideration to be paid if certain revenue levels are achieved in 2019 and 2020. That liability is required to be adjusted to fair value each quarter and this represents the decrease in the fair value of the liability during the three and nine months ended September 30, 2019. While we still expect the maximum contingent consideration, the fair value methodology results in changes to the fair value whenever adjustments are made to future revenue projections.

Travel expenses increased both because of the larger number of employees, as well as increased conference activity both related to investor relations and industry conferences.

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

Net Income (Loss)

We had a net loss of approximately $1.57 million for the three months ended September 30, 2019, as compared to approximately $245,000 of net income during the same period in 2018. Our net loss for the nine months ended September 30, 2019 was approximately $1.16 million, as compared to net income of approximately $336,000 during the same period in 2018. The reasons for specific components are discussed above, however our increased gross margin has been offset by growth related expenses.

 Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of approximately $37.9 million, compared with current liabilities of approximately $5.4 million, resulting in working capital of approximately $32.5 million and a current ratio of 7.0 to 1. This represents an improvement from working capital of approximately $11.5 million and current ratio of 3.7 to 1 at December 31, 2018.

Our operating activities used approximately $161,000 in cash flow during the nine months ended September 30, 2019, compared with cash used of approximately $140,000 in the same period in 2018. The cash used in the 2019 period was the result of our net loss and offset noncash items included in the loss. The cash used in the 2018 period was the result of cash used for working capital. The main use of cash in 2018 resulted from a change in payment terms for one of our key partners, as well as payment of certain year end liabilities. We expect to have negative cash flow from operations in the fourth quarter as a result of expenses associated with the acquisition of RMDY Health.

We used approximately $1.06 million in investing activities in the nine months ended September 30, 2019, $1.0 million of which was related to the acquisition of a perpetual software license. The total cost of the license was $1.5 million. The remaining $500,000 is in accounts payable and is due in September 2019. We used insignificant amounts in investing activities in the nine months ended September 30, 2018 related to purchases of equipment.

We had proceeds from financing activities of approximately $22.1 million and $8.6 million during the nine months ended September 30, 2019 and 2018, respectively. These resulted from offerings our common stock, as well as the exercise of stock options. We did, as discussed in Note 3 to the accompanying condensed consolidated financial statements, issue 300,000 shares valued at $447,000 in 2018 in a non-cash transaction in payment of revenue share due under a co-marketing agreement and the accompanying termination of the agreement.

We do not anticipate the need to raise additional capital for operating purposes in 12 months from the issuance of this quarterly report. We are focused on growing our revenue, channel and partner networks. However, as a company in a market that is active with merger and acquisition activity, we may have opportunities, such as for acquisitions or strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value. We used approximately $9.0 million of our cash in October 2019 related to the acquisition of RMDY Health, which still leaves us approximately $20 million of cash for operations and potential future acquisitions.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

 Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not yet effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2018, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate segregation of duties; and (ii) inadequate information technology reporting systems to ensure that accurate financial information is provided for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Those weaknesses have not been completely remediated as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During 2019, we hired two additional people in our accounting department to address the segregation of duties issue and improve our internal control over financial reporting. We also evaluated and selected new accounting software to address the information technology issues and implemented those systems in August 2019. We also improved the documentation of the review of data entered into our system. We are currently evaluating and testing this new system, along with associated controls. We expect that this new system will remediate our material weakness in internal controls; however a thorough assessment will not be completed until the end of Q4.

While we made other routine ongoing improvements in our internal control and processes, no other material changes were made during the period.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2019, we issued 8,336 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 48,775 shares of stock during the three months ended September 30, 2019, in connection with the exercise of options under our 2013 equity compensation plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: November 5, 2019
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: November 5, 2019
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer