Form 10-K
period 2019-12-31
OptimizeRx Corp
filed 2020-03-26
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $221,759,775

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 14,635,611 common shares as of March 24, 2020.

i

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

Item 1. Business

Overview

We are a digital health company focused on connecting life sciences companies to our clients with critical content at the point-of-care. We provide electronic clinical information via electronic health record companies (EHRs) to the medical profession, providing a direct channel for pharmaceutical companies to communicate with healthcare providers. Our cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, and critical clinical information. Our network is comprised of leading EHR platforms and provides more than half of the ambulatory patient market with access to these benefits within their workflow at the point-of-care.

2019 Company Highlights

1)	Our net revenue increased to a record $24.6 million in 2019, a 16% increase over 2018.

2)	Our net revenue was a record $7.4 million in Q4 2019, up 12% over Q4 2018.

3)	We successfully completed an underwritten offering in Q2 2019, raising $21.3 million in growth capital.

4)	We acquired RMDY Health, Inc. (“RMDY”), a multipurpose digital therapeutics SaaS platform used by pharma, payers, medtech companies, and medical associations.

5)	We expanded our sales team and established a strong base for growth in 2020.

6)	We signed an exclusive three-year partnership with NewCrop, LLC for messaging distribution, which included the creation of an innovation lab where clients can experiment with new digital communication solutions.

Sales and Marketing Updates

Our sales team continues to expand our business with existing and new clients communicating the increased value of our enterprise platform approach.  We are focused on increasing the depth and breadth of our business across existing client product portfolios by maximizing the utilization of our network.  We are also expanding our business by providing new solutions and obtaining new clients. Our team is also working on converting clients from individual solutions to enterprise platform deals that give them access to our full set of solutions across our network. These enterprise deals will enable us to increase our revenue per customer, as well as give us a more predictable and consistent revenue stream.

As a result of our acquisition of RMDY in late 2019, we restructured our sales organization by client type.  We now have one team focused on pharmaceutical clients and another focused on payers, medtech, and associations.

We have continued to ramp up our marketing efforts by attending and taking on more strategic roles at conferences and other industry events.  We are sponsoring conferences and our leadership team is actively participating as speakers and panelists. Most notable in 2019 were:

●	Moderating two panels at the 13th Annual Digital Pharma East conference: “Innovation and Communication in Today’s Digitally-Charged Pharma Landscape” and “Success in Today’s Evolving Pharma Marketing Landscape”; and

●	Sponsoring the “Women at HLTH” program at HLTH Conference.

We also expanded our attendance and participation at investor conferences in 2019.

Our presence and leadership at these conferences and industry events has enabled us to provide valuable industry insights and increase our presence across more media channels. We have built marketing strategy momentum in 2019 with increased industry visibility that we expect to expand in 2020.

Operational Update

In 2019, we continued to expand our existing network and physician utilization of our partner networks. We continue to work individually with our partners to improve point-of-care workflow, increase overall revenue derived from each channel and increase coupon utilization by providers who have access. We are also focused on increasing the number of physicians who have access to our service offerings. In addition to revenue growth provided by new pharma brands and network partners, we believe there is significant revenue growth potential within existing brands by better utilizing our existing partner networks and expanding our product offerings.

We completed the integration activities related to our acquisition of RMDY and expect revenues from these activities to ramp up substantially in 2020.

Technology Updates

To support our growth and to further improve the efficiency of our systems, we have moved our core platform to Amazon Web Services. In 2019, we began the process of migrating our patient engagement activities to Amazon Web Services (“AWS”), and the move is now complete. We plan to migrate the RMDY platform to AWS by mid-2020.

As a result of our acquisitions in 2018 and 2019, we now have tech teams based in both Croatia and Israel, in addition to our core team in the U.S., to help develop further applications throughout the organization.

Principal Products and Applications

Our principal products and applications can be summarized as follows:

●	Financial Messaging – Our integrated financial messaging platform is a revolutionary virtual “Patient Support Center” that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support through their EMR and/or e-Prescribe systems. It allows them to search, print or electronically dispense directly to patients and a national network of pharmacies. Our platform eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings for their patients. Today, nearly 60% of doctor offices ban or limit drug representatives and the samples they offer. While samples are still valuable, our solution addresses the fact that many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

●	Brand and Clinical Messaging – Our brand messaging services include a variety of brand awareness and clinical messaging services that can be tailored to meet the needs of a brand. These messages can include brand awareness messages, reminder ads, clinical messages and unbranded messages that can be targeted by specialty, diagnostic code and other criteria. Brand messaging is highly complementary to our core financial messaging product. Historically, we have sold brand messaging based on specific products offered by our EHR partners, but we have developed our own proprietary banner messaging system, rolled this product out in 2017, and expanded it in 2018. We also developed our own clinical messaging system and launched it with our first partner in late 2018. We believe brand messaging represents a significant growth opportunity for us.

●	Brand Support – Our brand support is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their products. Our services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists pharmaceutical manufacturers in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but represents a significant growth opportunity for us.

●	Patient Engagement – Our patient engagement activities arose out of our acquisition of CareSpeak Communications in October 2018. Our technology solution provides digital messaging services through our cloud based Mobile Health Messenger (“MHM”) Platform. We provide interactive health messaging for improved medication adherence and care coordination. Our HIPAA-compliant, automated, mobile messaging platform allows pharmaceutical manufactures and related entities to directly engage with patients to improve regimen compliance.

●	Digital Therapeutics – Our digital therapeutics activities result from our acquisition of RMDY in October 2019. Digital therapeutics consists of delivering patient programs with treatment and affordability information, lifestyle and condition trackers, Internet device connectivity, forms and surveys, with this all supported by a wide range of communication capabilities delivered via chat, bots, audio and telehealth. We enable this functionality for our customers, with our solutions delivering a variety of intervention mechanisms that help treat chronic conditions, such as diabetes and heart disease.

Competition

Our core platform competes in the highly competitive pharmaceutical and life sciences digital marketing industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks. Our messaging offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion.

We have a growing list of potential partners whom either have content that they want to deliver through our distribution engine and network, or have complementary technology and want to integrate our solution as a channel partner and thereby increase their reach to clinicians. The primary direct competitor in our space of the market is ConnectiveRx. However, we believe our breadth of brands offered, extensive list of pharmaceutical clients, and the vast reach of our network give us a substantial advantage and allow us to achieve a dominant position in the marketplace.

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

OPTIMIZERx, CareSpeak, RMDY Wellness Layers, Diet Watch, and SampleMD are our licensed trademarks.

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

Employees

As of December 31, 2019, we had 50 full-time employees in the U.S, as well as approximately 20 full-time international employees. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Subsidiaries

We conduct our operations through our wholly-owned subsidiaries, OptimizeRx Corporation, a Michigan corporation, CareSpeak Communications, Inc., a New Jersey corporation, CareSpeak Communications, D.O.O, a controlled foreign corporation incorporated in Croatia, RMDY Health, Inc. a Delaware corporation, and Cyberdiet, a controlled foreign corporation incorporated in Israel.

Recent developments

In March 2020, our Board of Directors amended the 2013 Incentive Plan to increase the number of shares authorized under the plan to 3,000,000. At the same time, we granted 84,746 shares of restricted common stock and options to purchase 233,049 shares of common stock to officers and options to purchase 71,000 shares of common stock to non-officers.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

While we were profitable in 2018, since the inception of our business we have historically incurred losses as a result of investing in growth. We incurred a loss in 2019 as a result of our increased spending to invest in growth – both through additional new hires, as well as through the acquisition of RMDY. While we have increased revenues significantly, we have not yet consistently achieved profitability due to significant investments in our growth, and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

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

We currently work with many leading pharmaceutical companies, medical device manufacturers, payers, medtech, associations, and other companies. Our failure to retain existing customers or expand with new customers could negatively impact our business.

We are dependent on a concentrated group of customers.

Our revenues are concentrated in less than 50 customers, primarily large pharmaceutical manufacturers. Loss of one or more of our larger customers could have a negative impact on our operating results. In both 2019 and 2018, we had three customers that each represented slightly over 10% of our revenues, however two of the three were different in each year.

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

We are reliant upon our contracts with leading electronic prescribing platforms and electronic health record systems. Such arrangements subject us to a number of risks, including the following:

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

Our agreements with electronic prescription platforms and electronic health record systems are subject to audit.

Our agreements with our partners provide for revenue sharing payments to the platform partners based on the revenue we generate through the platform. These payments are subject to audit by our partners, at their cost, and if there is a dispute as to the calculation, we may be liable for additional payments. If an underpayment is determined to be in excess of a certain amount, for example 10%, some agreements would require us to pay for the cost of the audit, as well.

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

Due to the labyrinth of regulations in healthcare space, state and federal, as well as political sensitivity of healthcare delivery, our business model could be negatively impacted or fail.

The markets in which we operate are competitive, continually evolving and, in some cases, subject to rapid change.

●	Our portals face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with: health-related web sites; general purpose consumer web sites that offer specialized health sub-channels; other high-traffic web sites that include both healthcare-related and non-healthcare-related content and services; search engines that provide specialized health searches; and advertising networks that aggregate traffic from multiple sites.

●	Our healthcare provider portals compete with: providers of healthcare decision-support tools and online health management applications; wellness and disease management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

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

General reductions in expenditures by healthcare industry participants could result from, among other things:

●	Government regulation or private initiatives that affect the manner in which healthcare providers interact with patients, payers or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

●	Government regulation prohibiting the use of coupons by patients covered by federally funded health insurance programs;

●	Consolidation of healthcare industry participants;

●	Reductions or changes in governmental funding for healthcare;

●	Adverse changes in business or economic conditions affecting healthcare payers or providers, pharmaceutical, biotechnology or medical device companies or other healthcare industry participants; and

●	A move to a single-payer healthcare system in the U.S.

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

A global pandemic may disrupt our business or the business of our customers.

The COVID-19 coronavirus, originating in China, has spread to a number of other countries, including the United States, and efforts to contain the spread of the coronavirus have intensified, including travel and other restrictions. Efforts to contain the virus may cause our customers to reallocate resources, or disrupt their business, which may impact our revenues. We are unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 coronavirus will affect our customers or partners. Any negative impact of such matters on our customers or partners may also have an adverse impact on our results of operations or financial condition.

A material weakness in our internal control over financial reporting, if not remediated, could result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness (as defined in Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9a, management identified material weaknesses in internal control over financial reporting related to: (i) inadequate information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over key financial information technology (IT) systems; and (ii) inadequate controls to ensure that data received from third parties is complete and accurate. Those weaknesses have not been completely remediated as of December 31, 2019.

We have developed a remediation plan, but as a small company, we have limited resources and if as a result of changes in our business, additional material weaknesses, were to be identified, it could result in our consolidated financial statements containing material misstatements in the future.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Because patent applications in the United States are maintained in secrecy until either the patent application is published, or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

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

We could be subject to economic, political, regulatory and other risks arising from international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations, as a result of our acquisitions in 2018 and 2019 wherein we now operate in Israel and Croatia, may involve risks that could adversely affect our business, including:

●	the need to adapt our content and user interfaces for specific cultural and language differences;
●	difficulties and costs associated with staffing and managing foreign operations;
●	management distraction;
●	natural or man-made disasters, political, social and economic instability, including wars, terrorism and political unrest, outbreak of disease (such as the recent outbreak of the 2019 novel coronavirus, or COVID-19), boycotts, curtailment of trade, and other business restrictions;
●	compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
●	unexpected changes in regulatory requirements;
●	less favorable foreign intellectual property laws;
●	adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;
●	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
●	profit repatriation and other restrictions on the transfer of funds;
●	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;
●	new and different sources of competition;
●	different and more stringent user protection, data protection, privacy and other laws; and
●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, as well as results of our operations.

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

Our common stock is quoted under the symbol “OPRX” on the Nasdaq Capital Market. We do not currently have a consistent active trading market. There can be no assurance that a consistent active and liquid trading market will develop or, if developed, that it will be sustained.

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

We have operating leases with terms greater than 12 months for office space in three multitenant facilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2022, with a three-year renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of the lease. We also have a lease on office space in Cranbury, New Jersey, expiring in 2022 with monthly payments ranging from $3,008 to $3,158, as well as a lease of approximately $1,883 per month in Zagreb, Croatia expiring in 2022. We also lease minor amounts of space in shared space facilities on a month to month basis as necessary.

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

Fiscal Year Ending December 31, 2018

Quarter Ended	High $	Low $
March 31, 2018	4.98	3.36
June 30, 2018	11.00	4.29
September 30, 2018	18.39	9.32
December 31, 2018	18.00	8.92

Fiscal Year Ending December 31, 2019

Quarter Ended	High $	Low $
March 31, 2019	15.71	9.96
June 30, 2019	16.75	10.00
September 30, 2019	17.24	13.42
December 31, 2019	14.74	8.63

Quarter Ended March 31, 2020 (through March 24, 2020)	$11.99	$6.50

On March 24, 2020, the last sales price per share of our common stock was $7.93

Holders of Our Common Stock

As of March 24, 2020, we had 14,605,611 shares of our common stock issued and outstanding, held by approximately 382 shareholders of record at our transfer agent, with approximately 2,200 additional shareholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 13, 2013, our Board of Directors adopted the 2013 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we are currently able to issue up to an aggregate total of 3,000,000 incentive or non-qualified options to purchase our common stock, stock awards and other offerings.

Equity Compensation Plans as of December 31, 2019

Equity Compensation Plans Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2013 Equity Compensation Plan	1,624,221	$6.27	236,614
Other Equity Compensation (restricted stock awards)	90,000	N/A	N/A
Total	1,714,221	$6.27	236,614

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In December 2019, we issued 8,334 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in Q4 2019.

From October through December 2019, we issued 35,500 shares of common stock and received proceeds of $113,280 in connection with the exercise of options.

In 2020, we issued 35,032 shares of common stock and received proceeds of $112,151 in connection with the exercise of options.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2019 and 2018

Net Revenue

Our net revenue for the year ended December 31, 2019 was approximately $24.6 million, an increase of 16% from the year ended December 31, 2018. This increase resulted from a combination of factors, including increased pharmaceutical brands, an increased distribution network, strong growth in our brand messaging product, and our acquisition of CareSpeak Communications in late 2018 and RMDY Health in late 2019. We expect continued strong revenue growth in 2020 as a result of the foundations laid in 2018 and 2019.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 50 pharmaceutical companies as customers. We have focused our efforts on expanding our customer base and through our acquisitions, have added medical device manufactures, payers, associations and other entities. In both 2019 and 2018, we had three customers that each represented slightly over 10% of our revenues, however two of the three were different in each year.

Cost of Revenues

Our total cost of revenues, composed primarily of revenue share expense, increased in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the increase in revenues. Our cost of revenues as a percentage of revenue, however, decreased from approximately 42% in the year ended December 31, 2018 to approximately 37% in the year ended December 31, 2019.

This decrease in our cost of revenues as a percentage of revenue resulted primarily from product mix, specifically the increase in our patient engagement revenues that have a minimal cost of sales.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of revenues, discussed above, increased from 2018 to 2019 as a result of the increased revenue. In addition, our gross margin percentage increased from approximately 58% in 2018 to 63% in 2019 for the reasons discussed above in the cost of revenues section. We expect our margins to remain at the 63% level, or higher in 2020.

Operating Expenses

Operating expenses increased to approximately $19.1 million for the year ended December 31, 2019, from approximately $12.0 million for the year ended December 31, 2018, an increase of approximately 60%. The detail by major category is reflected in the table below.

	Years Ended December 31
	2019	2018

Salaries, Wages and Benefits	$8,471,278	$5,823,057
Professional Fees	850,086	362,678
Acquisition Related Costs	799,623	607,670
Board Compensation	137,000	144,125
Investor Relations	105,639	113,059
Consultants	245,386	167,694
Advertising and Promotion	709,006	299,955
Depreciation and Amortization	1,282,786	316,502
Research, Development, and Maintenance	2,672,406	675,660
Integration Incentives	208,855	132,500
Office, Facility and Other	695,493	472,250
Travel	695,283	390,563

Subtotal	16,872,841	9,505,713

Stock-based Compensation	2,260,298	2,520,852

Total Operating Expense	$19,133,139	$12,026,565

The main drivers for the overall increase in operating expenses in 2019 was our focus on staffing and scaling our company to foster, and be able to support, accelerated revenue growth.

Within the operating expenses, there were a variety of increases, the largest of which was in salaries, wages and benefits, as a result of additional staff added in 2018 and 2019, including related benefits. During 2019, we hired a chief commercial officer, a chief technology officer, five new salespeople, a human resources manager, as well as other administrative positions. We also added 14 employees as a result of our RMDY acquisition in October 2019. During 2018, we added to our staff in several key areas, including a head of data analytics, an additional VP of sales, and a controller. We also added 10 employees in late 2018 as a result of our CareSpeak acquisition. The full year impact of these 2018 hires also increased payroll expense in 2019. We expect our compensation expense to increase in 2020, but at a much lower rate than in 2019.

Professional fees increased primarily because of costs associated with our uplisting to Nasdaq and the completion of the underwritten offering, as well as ongoing compliance with Sarbanes Oxley. We also switched auditors in 2019, which resulted in higher audit fees.

Acquisition costs are related to our acquisitions of RMDY Health in 2019 and CareSpeak Communications in October 2018. These costs include investment banker fees, legal and accounting due diligence, audit costs associated with CareSpeak, valuation experts for the purchase price allocation, and other miscellaneous costs. Since RMDY Health was a larger company than CareSpeak Communications, the costs associated with the acquisition were higher.

Board compensation decreased slightly from 2018 to 2019 as we had five independent directors for a portion of 2018, as opposed to the four that we had in 2019.

The cost of consultants increased from 2018 to 2019. The primary reason for the increase was related to consultants used for quality certifications, as well as for marketing activities.

Our advertising and promotion costs increased significantly from 2018 to 2019 as a result of increased marketing activities. This included increased attendance and sponsorship at conferences, rebranding, and other marketing activities.

Expenses related to research, development, management, and maintenance of our technology increased in 2019 primarily as a result of research into potential new product areas.

Integration incentives, which are fees paid to accelerate access to new partners, increased in 2019, as we launched with a greater number of new EHRs in 2019 than in 2018.

Depreciation and amortization increased significantly in 2019 from the 2018 levels. The increased amortization resulting from the acquisition of CareSpeak and the resulting intangible assets were amortized for a full year in 2019 as opposed to only the fourth quarter of 2018. We also had three months of amortization related to the intangible assets acquired as part of the acquisition of RMDY in October 2019. We expect depreciation and amortization expense in 2020 to increase over 2019 levels due to the full year of amortization of RMDY intangibles.

Office, facility, and other costs increased from 2018 to 2019. The main reason for the change related to a higher level of activity with more employees and increased expenses resulting from the RMDY acquisition.

Stock based compensation decreased by approximately $260,000 from $2.5 million in 2018 to $2.3 million in 2019 primarily because performance-based awards granted in 2018 vested, whereas performance-based awards granted in 2019 did not vest because we did not meet the stretch goals required for vesting.

Net Loss

We finished the year ended December 31, 2019 with a net loss of approximately $3.1 million, as compared to net income of approximately $0.2 million during the year ended December 31, 2018. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin offset by increased operating expenses to support future growth and costs associated with our acquisition of RMDY in 2019. In addition, the income or loss in both periods included significant noncash items. We had approximately $3.54 million in noncash operating expenses in 2019 and approximately $2.85 million in noncash operating expenses in 2018.

Quarterly Financial Information

Following is a table of our quarterly operating results for 2019 for information purposes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$5,209,434	$7,006,291	$5,002,767	$7,379,782	$24,598,274

Cost of revenues	1,583,480	2,687,143	1,981,143	2,906,933	9,158,699

Gross Profit	3,625,954	4,319,148	3,021,624	4,472,849	15,439,575

Operating Expenses	3,493,789	3,839,105	5,008,934	6,791,311	19,133,139

Income (Loss) from Operations	132,165	480,043	(1,987,310)	(2,318,462)	(3,693,564)

Other income (expense)	(125,636)	(73,426)	416,368	(564,278)	(346,972)

Income (loss) before Taxes	6,529	406,617	(1,570,942)	(2,882,740)	(4,040,536)

Income tax benefit	-	-	-	897,960	897,960

Net Income (Loss)	6,529	406,617	(1,570,942)	(1,984,780)	(3,142,576)

Earnings (loss) per share
Basic	$0.00	$0.03	$(0.11)	$(0.14)	$(0.23)
Diluted	$0.00	$0.03	$(0.11)	$(0.14)	$(0.23)

Sum of four quarterly per share amounts does not equal annual total due to rounding.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of approximately $27.1 million, compared with current liabilities of approximately $6.1 million, resulting in working capital of approximately $21.0 million and a current ratio of approximately 4.4 to 1. This compares with the working capital balance of approximately $11.5 million and the current ratio of 3.7 to 1 at December 31, 2018. This increase in working capital, as discussed in more detail below, is primarily the result of the capital we raised in 2019.

Following is a table with summary data from the consolidated statement of cash flows for the years ended December 31, 2019 and 2018, as presented.

	2019	2018
Net cash provided by (used in) operating activities	$(1,660,796)	$792,555
Net cash used in investing activities	(10,582,086)	(5,686,833)
Net cash provided by financing activities	22,181,528	8,685,739

Net increase in cash and cash equivalents	$9,938,646	$3,791,461

Our operating activities used approximately $1.7 million in the year ended December 31, 2019, as compared with approximately $0.8 million provided by operating activities in the year ended December 31, 2018. The cash provided in 2018 was the result of our net income and non-cash expenses, partially offset by the increased working capital required to support higher revenues. The cash used in operations in 2019 was the result of increased levels of working capital required to support higher revenue levels, expenditures related to growth, and costs associated with our acquisition in 2019.

We used approximately $5.7 million in investing activities in the year ended December 31, 2018, as compared with approximately $10.6 million used in investing activities in the year ended December 31, 2019. The majority of the investing activities in 2018 related to our acquisition of CareSpeak communications in October 2018. The majority of investing in activities in 2019 related to our acquisitions of RMDY Health, Inc. in 2019, as well as a software purchase in 2019.

Financing activities provided $8.7 million in the year ended December 31, 2018, as compared with $22.2 million in the year ended December 31, 2019. The cash provided in 2018 was primarily the result of the equity raised in connection with our uplisting to Nasdaq, as well as from the proceeds of option exercises. The cash used in 2019 was the result of our underwritten offering in 2019, as well as from the proceeds of option exercises.

With our cash on hand, we have sufficient cash to operate our business for more than the next 12 months and we do not anticipate the need to raise additional equity for operating purposes.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019; however, we consider our critical accounting policies to be those related to revenue recognition, calculation of revenue share expense (cost of revenues), stock-based compensation, capitalization and related amortization of intangible assets and impairment of assets. Following is a summary of those policies.

Revenue Recognition

Recognition of revenue requires evidence of a contract, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue. These steps are: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied.

Revenues are primarily generated from content delivery activities in which we deliver financial, clinical, or brand messaging through a distribution network of ePrescribers and Electronic Health Record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. Unless otherwise specified, revenue is recognized based on the gross selling price to customers.

Our contracts are generally all less than one year and the primary performance obligation is delivery of messages, but the contract may contain additional performance obligations. Additional performance obligations may include program design and set up, and reporting.

As the messaging is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized at the time of distribution. Revenue for transactions can be realized based on a price per message, a price per redemption, or as a flat fee occurring over a period of time, depending on the client contract. We recognize setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time or units delivered, depending upon which is most appropriate in the specific situation. Additionally, we also recognize revenue for providing program performance reporting and maintenance, either by us directly delivering reports, or by providing access to our online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue at the time of delivery.

We also generate revenue by providing other services such as design services related to our patient engagement programs. Revenue for services provided is recognized over the time period during which services are provided.

In some instances, we also resell products and/or services that are available through channel partners on a commission basis, and that are complementary to the core business and client base. In these instances, net revenue is recognized based on the commission-based revenue split that we receive.

Cost of Revenues

The primary cost of revenue is revenue share expense. Based on the volume of transactions that are delivered through the channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue share to ConnectiveRx (formerly LDM/PDR) as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through its integrated network, or $0.37 per financial message distributed through our integrated network. The contractual amount due to the channel partners is recorded as an expense at the time the eCoupon is distributed.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of 15 to 17 years for patents, 8 to 15 years for customer relationships, 2 to 4 years for covenants not to compete, 10 years for technology, and 3 to 4 years for software and websites, all using the straight-line method. These assets, as well as our indefinite-lived asset, are evaluated annually in our fiscal fourth quarter for impairment.

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change.

Stock-based Compensation

We use the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant. For restricted stock, the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black-Scholes option pricing model that uses the following assumptions. Estimated volatilities are based on the historical volatility of our stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise behavior and to determine this term. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. We have never paid dividends and do not expect to pay any dividends in the future.

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU No. 2016-02, we recognize most leases on our balance sheet as lease liabilities with corresponding right-of-use assets. ASU No. 2016-02 was effective for fiscal years beginning after December 15, 2018. We adopted ASU No. 2016-02 on January 1, 2019. See Note 13 “Leases” for information regarding this standard and its adoption in the accompanying consolidated financial statements included elsewhere in this Form 10-K.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017-04 was issued to simplify the accounting for goodwill impairment. ASU No. 2017-04 removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under ASU No. 2017-04, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 became effective on a prospective basis for us on January 1, 2020. The adoption of this standard is not expected to have a material effect on our financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces the Current Expected Credit Losses (“CECL”) accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 is effective for us on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-3	Consolidated Balance Sheets as of December 31, 2019 and 2018;
F-4	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2019;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2018;
F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and
F-8	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations,  stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 26, 2020, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Adoption of New Accounting Standards

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

March 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OptimizeRx Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OptimizeRx Corporation (“the Company”) as of December 31, 2018, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

We served as the Company’s auditor from 2017 to 2019.

Salt Lake City, UT

March 12, 2019

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$18,852,680	$8,914,034
Accounts receivable, net	7,418,025	6,457,841
Prepaid expenses	871,043	360,146
Total Current Assets	27,141,748	15,732,021
Property and equipment, net	176,014	149,330
Other Assets
Goodwill	14,740,031	3,678,513
Technology assets, net	6,238,453	104,820
Patent rights, net	2,550,587	2,766,944
Right of use assets, net	559,863	-
Other intangible assets, net	5,151,102	2,387,303
Security deposits and other assets	80,727	235,647
Total Other Assets	29,320,763	9,173,227
TOTAL ASSETS	$56,638,525	$25,054,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$492,995	$411,010
Accrued expenses	1,800,635	1,300,882
Revenue share payable	1,618,438	1,908,616
Current portion of lease liabilities	115,431	-
Contingent purchase price payable	1,500,000	-
Deferred revenue	580,014	610,625
Total Current Liabilities	6,107,513	4,231,133
Non-current Liabilities
Lease liabilities, net of current portion	448,753	-
Contingent purchase price payable, net of current portion	5,220,000	2,365,000
Total Non-Current Liabilities	5,668,753	2,365,000
Total Liabilities	11,776,266	6,596,133
Commitments and contingencies (See Note 15)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2019 and 2018,	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 14,600,579 and 12,038,618 shares issued and outstanding at December 31, 2019 and 2018, respectively	14,601	12,039
Additional paid-in-capital	78,272,268	48,725,211
Accumulated deficit	(33,424,610)	(30,278,805)
Total Stockholders’ Equity	44,862,259	18,458,445
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,638,525	$25,054,578

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2019	For the year ended December 31, 2018

Revenue	$24,598,274	$21,206,363
Cost of revenues	9,158,699	8,999,666
Gross margin	15,439,575	12,206,697

Operating expenses
Stock-based compensation	2,260,298	2,520,852
Depreciation and amortization	1,282,787	316,502
Other general and administrative expenses	15,590,054	9,189,211
Total operating expenses	19,133,139	12,026,565
(Loss) income from operations	(3,693,564)	180,132
Other income (expense)
Interest income	288,028	46,212
Change in fair value of contingent consideration	(635,000)	-
Total other (expense) income	(346,972)	46,212
Loss (income) before provision for income taxes	(4,040,536)	226,344
Income tax benefit	897,960	-
Net (loss) income	$(3,142,576)	$226,344
Weighted average number of shares outstanding – basic	13,387,863	10,832,209
Weighted average number of shares outstanding – diluted	13,387,863	11,862,991
(Loss) income per share – basic	$(0.23)	$0.02
(Loss) income per share – diluted	$(0.23)	$0.02

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2018

	Common Stock Shares	Common Stock Amount	Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2017	9,772,694	$9,773	$1,286,424	$35,287,464	$(30,363,122)	$6,220,539
Cumulative effect of change in accounting principle related to revenue recognition					(142,027)	(142,027)
Stock Compensation Expense				1,863,911		1,863,911
Issuance of common stock:
for services	51,494	51		656,883		656,934
for cash	1,666,669	1,667		8,162,807		8,164,474
for options exercised	165,169	165		521,105		521,270
for warrants exercised	251,046	251	(1,286,424)	1,286,173		-
Shares issued for acquisition	30,638	31		499,969		500,000
Shares issued in payment of revenue share	100,000	100		446,900		447,000
Additional shares issued in connection with reverse split due to rounding	908	1		(1)		-
Net income for the year					226,344	226,344
Balance, December 31, 2018	12,038,618	$12,039	$-	$48,725,211	$(30,278,805)	$18,458,445

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2019	12,038,618,	$12,039	$48,725,211	$(30,278,805)	$18,458,445
Cumulative effect of change in accounting principle related to lease accounting				(3,229)	(3,229)
Shares issued in 2019 for restricted stock awards granted and expensed in 2018	130,001	130	(130)		-
Stock-based Compensation Expense
Options			1,687,745		1,687,745
Restricted Stock			125,160		125,160
Issuance of common stock:
for services	33,344	33	447,360		447,393
for cash	1,769,275	1,769	21,302,057		21,303,826
for options exercised	246,448	247	877,455		877,702
Shares issued for acquisition	382,893	383	5,107,410		5,107,793
Net loss for the year				(3,142,576)	(3,142,576)
Balance, December 31, 2019	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2019	For the year ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income for the period	$(3,142,576)	$226,344
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,175,131	316,502
Noncash lease expense	107,656	-
Increase in bad debt reserve	80,000	-
Loss on disposal of assets	-	2,401
Stock-based compensation	2,260,298	2,520,845
Income tax benefit	(897,960)	-
Change in fair value of contingent consideration	635,000	-
Changes in:
Accounts receivable	(628,830)	(2,789,252)
Prepaid expenses and other assets	(343,838)	(319,754)
Accounts payable	(46,249)	(83,319)
Revenue share payable	(290,178)	730,810
Accrued expenses and other	(432,075)	226,535
Change in operating lease liabilities	(106,564)	-
Deferred revenue	(30,611)	(38,557)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,660,796)	792,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,717)	(34,362)
Acquisition of intangible assets	(1,500,000)	(56,651)
Cash paid in acquisition, net of cash acquired	(8,994,369)	(5,595,820)
NET CASH USED IN INVESTING ACTIVITIES	(10,582,086)	(5,686,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	21,303,826	8,164,475
Proceeds from exercise of stock options	877,702	521,264
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,181,528	8,685,739
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,938,646	3,791,461
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,914,034	5,122,573
CASH AND CASH EQUIVALENTS – END OF PERIOD	$18,852,680	$8,914,034
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exercise of stock warrants	$-	$1,286,424
Issuance of shares for restricted stock awards in 2019 for awards expensed in 2018	$130	-
Lease liabilities arising from right of use assets	207,559	-
Common stock issued for debt	$-	$447,000
Shares issued in connection with acquisitions	$5,107,793	$500,000
Non-cash effect of cumulative adjustments to accumulated deficit	$3,229	$142,027

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx Corporation is a digital health company focused on connecting life sciences companies to their clients with critical content at the point-of-care. It provides electronic clinical information via electronic health record companies (EHRs) to the medical profession, providing a direct channel for pharmaceutical companies to communicate with healthcare providers. The Company’s cloud-based solution supports patient adherence to medications by providing real-time access to financial assistance, prior authorization, and critical clinical information. The Company’s network is comprised of leading EHR platforms and provides more than half of the ambulatory patient market with access to these benefits within their workflow at the point-of-care.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the carrying value of assets, depreciable and amortizable lives of tangible and intangible assets, the carrying value of liabilities, the valuation allowance for the deferred tax asset, the timing of revenue recognition and related revenue share expenses, and inputs used in the calculation of stock based compensation. Actual results could differ from these estimates.

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation, a Nevada corporation, and its wholly owned subsidiaries: OptimizeRx Corporation, a Michigan corporation, RMDY Health, Inc., a Delaware corporation, CareSpeak Communications, Inc., a New Jersey corporation, Cyberdiet, a controlled foreign corporation incorporated in Israel, and CareSpeak Communications D.O.O., a Controlled Foreign Corporation incorporated in Croatia. Together, these companies are referred to as “OptimizeRx” and “the Company.” All material intercompany transactions have been eliminated.

Reclassifications

Certain items in the previous year financial statements have been reclassified to match the current year presentation.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments, consisting of money market accounts, with an initial maturity of three months or less to be cash equivalents.

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

DECEMBER 31, 2019

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

The following tables present the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018 and the valuation techniques used by the Company to determine those fair values.

	2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable (1)	$-	$-	$6,720,000	$6,720,000	$6,720,000

	2018
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable (1)	$-	$-	$2,365,000	$2,365,000	$2,365,000

(1)	The contingent consideration is based off achieving certain revenue milestones in each of the next two years. The Geometric-Brownian motion analysis was used to generate spot prices for use in an option pricing model. For 2018, the hypothetical spot prices were simulated using a monte carlo simulation utilizing 2018 revenue as a base and revenue volatility of 37%. The risk-free rate of return and terms utilized were 2.89% and 1.46-2.46, respectively, and expected volatility was 35%. For 2019, the hypothetical spot prices were simulated using a monte carlo simulation utilizing 2020 and 2021 revenue projections and revenue volatility of 40%. The risk-free rate of return and terms utilized were 1.40% and 1 -2 years, respectively, and expected volatility was 40%.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2019 and 2018.

Amount
Balance December 31, 2017	$-
Contingent consideration liability recorded as the result of the CareSpeak Communications acquisition (see note 3)	2,365,000
Balance December 31, 2018	2,365,000
Increase in fair value of CareSpeak Communications contingent consideration	635,000
Contingent consideration liability recorded as the result of the RMDY Health, Inc. acquisition (see note 3)	3,720,000
Balance December 31, 2019	$6,720,000

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $80,000 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018. The allowance for doubtful accounts was $80,000 and $0 as of December 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives of three to five years for office equipment and three years for computer equipment using the straight-line method of depreciation for book purposes. Maintenance and repair charges are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, fifteen years for tradenames, four years for covenants not to compete, and three to four years for software and websites, all using the straight-line method. These assets, as well as our indefinite-lived asset, are evaluated annually in our fiscal fourth quarter for impairment.

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Recognition of revenue requires evidence of a contract, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue. These steps are: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied.

Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of eprescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. Unless otherwise specified, revenue is recognized based on the gross selling price to customers.

The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, but the contract may contain additional performance obligations. Additional performance obligations may include program design and set up, and reporting.

As the messaging is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, at the time of distribution. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. These fees are charged monthly and recognized as recurring monthly revenue at the time of delivery.

In some instances, the Company also resells products and or services that are available through channel partners on a commission basis, and that are complementary to the core business and client base. In these instances, net revenue is recognized based on the commission-based revenue split that the Company receives. In instances where the Company resells services and have all financial risk and significant operation input and risk, the Company records the revenue gross.

Cost of Revenues

The primary cost of revenue is revenue share expense. Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue share to compensate the partner, or others, for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2019 and 2018 the Company had $18,047,903 and $8,414,034, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America/Merrill Lynch.

Research and Development

The Company expenses research and development expenses as incurred. Research and development expense was $1,604,195 and $0 in 2019 and 2018, respectively.

Stock-based Compensation

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant. For restricted stock, the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior, forfeitures, and to determine this term. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2019	2018

Expected dividend yield	0%	0%
Risk free interest rate	1.51% - 2.37%	1.96% - 2.84%
Expected option term	3.5 years	3.5 - 5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	64% - 67%	64% - 66%

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

(Loss) Earnings Per Common and Common Equivalent Share

The computation of basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2019 was 891,224 related to options, and 59,918 related to restricted stock, for a total of 951,142 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2019.

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2019 and 2018 consisted of the following:

	Net (Loss)	Shares	Per Share Amount
Year ended December 31, 2019
Basic EPS	$(3,142,576)	13,387,863	$(0.23)

Diluted EPS	$(3,142,576)	13,387,863	$(0.23)

	Net Income	Shares	Per Share Amount
Year ended December 31, 2018:
Basic EPS	$226,344	10,832,209	$0.02
Effect of dilutive stock options and warrants		1,030,782

Diluted EPS	$226,344	11,862,991	$0.02

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU No. 2016-02, the Company recognizes most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. ASU No. 2016-02 was effective for fiscal years beginning after December 15, 2018. The Company adopted ASU No. 2016-02 on January 1, 2019. See Note 13 “Leases” for information regarding this standard and its adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). ASU No. 2017-04 was issued to simplify the accounting for goodwill impairment. ASU No. 2017-04 removes the second step of the goodwill impairment test, which requires that a hypothetical purchase price allocation be performed to determine the amount of impairment, if any. Under ASU No. 2017-04, a goodwill impairment charge will be based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 became effective on a prospective basis for the Company on January 1, 2020. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces the Current Expected Credit Losses (“CECL”) accounting model. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. ASU No. 2016-13 is effective for the Company on January 1, 2020. The adoption of this standard will not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

NOTE 3 – ACQUISITIONS

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 3 – ACQUISITION (CONTINUED)

The purchase price contains a contingent element that will be paid only if the Company achieves certain patient engagement revenues in 2019 and 2020. The total contingent payment may be up to $3.0 million. The target patient engagement revenues were achieved in 2019 and are expected to be achieved in 2020. The calculated fair value of the contingent payment is $3,000,000 at December 31, 2019.

Purchase Price Allocation

The purchase price of the CareSpeak acquisition was allocated as follows:

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

On October 4, 2019, we acquired RMDY Health, Inc. (“RMDY”), a Delaware corporation and technology solutions company engaged in developing and marketing digital health SAAS solutions across a range of healthcare and life science initiatives, used by pharmaceutical companies, payers, medtech  companies, and medical associations nationwide to improve medication adherence and care coordination. The total purchase price was $17,822,162. Acquisition costs of approximately $799,623 were expensed as incurred.

The purchase price contains a contingent element that will be paid only if the Company achieves certain revenues related to the legacy RMDY business in 2020 and 2021. The total contingent payment may be up to $30.0 million, with a minimum payment of $1.0 million each year. The calculated fair value of the contingent payment is $3,720,000 at December 31, 2019.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 3 – ACQUISITION (CONTINUED)

The purchase price of the RMDY acquisition was allocated as follows:

Purchase Price
Cash paid	$8,994,369
Common stock issued	5,107,793
Contingent payment	3,720,000
Total	$17,822,162

Allocation
Current assets
Accounts receivable	$411,354
Prepaid Expense	12,139
Property and equipment	19,173
Intangibles
Goodwill, including assembled workforce in place	11,061,518
Web technology	5,125,000
Tradename	2,604,000
Non-compete agreements	116,000
Customer relationships	431,000
Current liabilities assumed
Accounts payable	(128,234)
Accrued expenses	(931,828)
Deferred tax liability	(897,960)
Total	$17,822,162

As described in greater detail in Note 6, the amortizable intangible assets acquired have estimated useful lives ranging from 2 to 15 years. We determined the estimated fair value of the identifiable intangible assets acquired primarily by using the income approach.

Included in accrued expenses is $800,000 withheld at closing as part of an indemnification provision against potential future claims.

We began consolidating the results of CareSpeak operations and cashflows into our consolidated financial statements after October 17, 2018, the date of acquisition and the results of RMDY operations and cashflows after October 3, 2019, the date of that acquisition. The unaudited Pro forma results of operations as if both acquisitions had occurred January 1, 2018 are presented in the following table:

	2019		2018
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$24,598,278	$26,118,278	$21,206,363	$24,520,995
Net (Loss) Income	(3,142,576)	(3,869,577)	226,344	(564,340)
(Loss) Earnings per common share:
Basic	$(0.23)	$(0.29)	$0.02	$(0.05)
Diluted	$(0.23)	$(0.29)	$0.02	$(0.05)

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Insurance	$69,250	$43,284
Prepaid revenue share payments	201,114	-
EHR access fees	313,121	302,527
Other	287,558	14,335
Total prepaid expenses	$871,043	$360,146

NOTE 5 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Computer equipment	$137,763	$94,384
Furniture and fixtures	187,167	159,648
Subtotal	324,930	254,032
Less accumulated depreciation	148,916	104,702
Property and equipment, net	$176,014	$149,330

Depreciation expense was $80,206 and $58,423 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – INTANBIGLE ASSETS

Goodwill

The goodwill is related to the acquisition of RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018 and is primarily related to expected improvements and technology performance and functionality, sales growth from future product and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition, such as the assembled workforce in place. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6 – INTANBIGLE ASSETS (CONTINUED)

Intangible Assets

Intangible assets included on the balance sheet consist of the following:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,329,457	$778,870	$2,550,587	11.7
Technology Assets	$8,140,013	$1,901,560	$6,238,453	8.0
Other intangible assets
Tradename	$3,586,000	$59,767	$3,526,233	14.5
Non-compete agreements	1,093,000	309,635	783,365	2.7
Customer relationships	923,000	81,496	841,504	10.5
Total other	5,602,000	450,898	5,151,102
Total Intangibles	$17,071,470	$3,131,328	$13,940,142

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,329,457	$562,513	$2,766,944	12.7
Technology assets	$1,515,013	$1,473,890	$104,820	1.1
Other intangible assets
Tradename	982,000	-	982,000	Indefinite
Non-compete agreements	977,000	50,885	926,115	3.8
Customer relationships	492,000	12,812	479,188	7.8
Total other	2,451,000	63,697	2,387,303
Total Intangibles	$7,295,470	$2,036,403	$5,259,067

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 – 15 years
Technology assets	3 – 10 years

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6 – INTANBIGLE ASSETS (CONTINUED)

The Company recorded amortization expense of $1,094,924 and $258,079 in the years ended December 31, 2019 and 2018, respectively. Expected future amortization expenses of the intangibles assets as of December 31, 2019 is as follows:

Year ended December 31,
2020	$1,811,400
2021	1,794,795
2022	1,391,965
2023	990,267
2024	990,267
Thereafter	6,961,448
Total	$13,940,142

In addition to the technology assets acquired in connection with the RMDY acquisition, the company also acquired software with a cost of $1.5 million in 2019.

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $580,014 and $610,625 as of December 31, 2019 and 2018, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for a total payment in shares of common stock and options valued at $930,000 at the time, and recorded at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2019.

During the year ended December 31, 2015, WPP, plc made a strategic investment in the Company and owned approximately 20% of the outstanding shares of the Company until December 2018, when it sold the shares. As of December 31, 2018, WPP was no longer a related party, however the transactions between WPP and the Company while they were a related party are set forth in the table below. The Company considers the pharmaceutical companies being represented by WPP agencies to be its customers and it received no preferable pricing from WPP agencies as a result of its related party status.

The following table sets forth the activity between the Company and WPP for the year ended December 31 2018:

Total billings to WPP Agencies	$6,217,735
Revenue recognized from WPP Agencies	$6,527,051
Accounts receivable	$2,051,532

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 9 – CONTINGENT PURCHASE PRICE

Our purchase of CareSpeak Communications contains a contingent element that will be paid only if the Company achieves certain patient engagement revenues in 2019 and 2020. The total contingent payment may be up to $3.0 million. The target patient engagement revenues were achieved in 2019 and are expected to be achieved in 2020. The calculated fair value of the contingent payment was $2,365,000 at December 31, 2018 and $3,000,000 at December 31, 2019.

Our purchase of RMDY Health, Inc. also contains a contingent element that will be paid only if the Company achieves certain revenues in 2020 and 2021 related to the RMDY business. The total contingent payment may be up to $30.0 million. The minimum payment is $1.0 million in each of the two years. The calculated fair value of the contingent payment was $3,720,000 at December 31, 2019. We determined the fair value of the Contingent Purchase Price Payable at December 31, 2019 using a Geometric-Brownian motion analysis of the expected revenue and resulting earnout payment using inputs that include the spot price, a risk free rate of return of 1.4%, a term of 2 years, and volatility of 40%. Changes in the inputs could result in a different fair value measurement.

The total fair value of contingent purchase price payable at December 31, 2019 is as follows.

	Current	Long-Term	Total
CareSpeak Communications, Inc.	$1,500,000	$1,500,000	$3,000,000
RMDY Health, Inc.	-	3,720,000	3,720,000
Total	$1,500,000	$5,220,000	$6,720,000

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $.001 par value per share, authorized as of December 31, 2019. No shares were issued or outstanding in either 2018 or 2019.

Common Stock

The Company had 166,666,667 shares of common stock, $.001 par value per share, authorized as of December 31, 2019. There were 14,600,579 and 12,038,618 shares of common stock issued and outstanding at December 31, 2019 and 2018, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Effective May 14, 2018, in connection with our listing on the Nasdaq Capital Market, we implemented a reverse split of our common stock by exchanging each three shares of our common stock for one share. Our financial statements and all equity transactions have been retroactively adjusted to account for the reverse stock split. We elected to round fractional shares up to the nearest whole number rather than redeem them for cash, and as a result we issued 908 additional shares as a result of this rounding. In connection with this reverse split, our authorized shares were reduced from 500,000,000 to 166,666,667.

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

During 2019, in an underwritten public offering, we issued 1,769,275 shares of our common stock for gross proceeds of $23,000,575. In connection with this transaction, we incurred equity issuance costs of $1,696,749 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $21,303,826.

During 2018, in a private transaction, we issued 1,666,669 shares of our common stock for gross proceeds of $9,000,000. In connection with this transaction, we incurred equity issuance costs of $835,526 related to payments to advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $8,164,474.

The Company has a Director Compensation plan covering its independent non-employee Directors. A total of 33,344 and 36,494 shares were granted and issued in the years ended December 31, 2019 and 2018, respectively, in connection with this compensation plan. These shares were valued at $447,393 and $428,884, respectively. The Company also awarded 130,001 restricted stock awards, valued at $546,007, to executive officers in 2018. These awards would vest only if the Company achieved certain stretch revenue goals in 2018 or 2019. It was determined that the goal was achieved as of December 31, 2018, so the entire expense was recognized in 2018, but the shares related to these awards were issued in 2019.

During 2019, we issued 382,893 shares of common stock, valued at $5,107,793, to the former shareholders of RMDY Health, Inc. in connection with the acquisition of RMDY in 2019. We also issued 30,638 shares of common stock, valued at $500,000, to the former shareholders of CareSpeak Communications, Inc., in connection with the acquisition of the CareSpeak in 2018.

We issued 246,448 shares of common stock and received proceeds of $877,702 in 2019 in connection with the exercise of options. We also issued 165,169 shares of common stock and received proceeds of $521,270 in 2018 in connection with the exercise of options.

During 2018, we issued 15,000 shares of our common stock, valued at $228,050, for investor relations services.

During, 2018, we issued 251,046 shares of common stock in connection with the cashless exercise of a warrant to purchase 348,194 shares.

We adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, as of January 1, 2018, which resulted in a charge of $142,027 to Retained Earnings on that date. We adopted the new lease accounting standard ASC 842 as of January 1, 2019, which resulted in a charge of $3,229 to Retained Earnings on that date.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 11 – STOCK COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2013. A total of 500,000 shares were initially reserved for issuance under the Plan. The Plan was amended several times since then to eventually increase the authorized shares to 2,500,000 as of December 31, 2019. A total of 1,624,221 shares of common stock underlying options were outstanding at December 31, 2019. The Company had 236,614 remaining shares available to grant under the Plan at December 31, 2019.

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

The compensation cost that has been charged against income related to options for the years ended December 31, 2019 and 2018, was $1,687,745 and $1,317,904, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The Company had the following option activity during the years ended December 31, 2019 and 2018:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding, January 1, 2018	1,368,772	$3.12
Granted – 2018	401,099	$9.27
Exercised – 2018	(165,169)	$3.16
Expired – 2018	(50,002)	$5.48
Outstanding, December 31, 2018	1,554,700	$4.63	3.0
Granted – 2019	410,134	$12.28
Exercised – 2019	(251,063)	$3.73
Expired – 2019	(89,550)	$12.55
Outstanding, December 31, 2019	1,624,221	$6.27	2.6	$7,925,643
Exercisable, December 31, 2019	1,143,637	$4.39	1.9	$7,197,053

Of the options outstanding at December 31, 2019, 1,143,637 were exercisable with a weighted average contractual life of 1.9 years.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 11 – STOCK COMPENSATION (CONTINUED)

The table below shows the expiration date and exercise price of the options outstanding at December 31, 2019.

Number of Options		Exercise Price	Expiration Date
175,799		$2.46	03/31/22
41,668		$3.15	06/24/20
210,520		$3.15	07/27/22
470,000		$3.21	02/22/21
105,836		$3.45	07/28/21
100,006		$4.20	02/01/23
8,336		$4.62	03/31/23
8,336		$4.71	12/31/22
8,000		$9.76	12/02/24
139,000		$10.18	11/24/24
8,336		$10.40	06/30/23
11,800		$12.49	08/13/23
6,000		$12.51	08/20/23
10,000		$12.70	08/22/23
15,000		$12.73	09/04/23
14,084		$12.77	04/08/24
30,500		$13.06	02/27/24
16,000		$13.31	06/10/24
40,000		$13.34	10/04/24
29,000		$14.48	09/30/24
16,000		$15.10	05/23/24
12,000		$15.32	0715/24
125,000		$15.40	10/16/23
16,000		$15.51	05/30/24
7,000		$16.24	10/22/23

Total	1,624,221	$6.27

There is $1,612,382 of expense remaining to be recognized over a period of approximately 1.8 years related to options outstanding at December 31, 2019.

In 2019, the Company granted restricted stock awards of 50,000 shares, valued at $653,000, which would vest if the Company achieved certain 2019 revenue targets. The Company did not achieve those targets, so the awards expired unvested on December 31, 2019. The Company also granted a restricted stock award of 90,000 shares, valued at $938,700, and vesting over a period of 5 years. The Company recognized $125,160 expense related to this award in 2019 and $813,540 remains to be recognized at December 31, 2019 over a period of 4.3 years.

The Company also awarded 130,001 restricted stock awards, valued at $546,007, in 2018. These awards would vest only if the Company achieved certain stretch revenue goals in 2018 or 2019. It was determined that the goal was achieved as of December 31, 2018, so the entire expense was recognized in 2018, but the shares related to these awards were issued in 2019.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 12 –WARRANTS

The Company has issued warrants to purchase common stock in the past, primarily in connection with capital raising activities. However, all remaining warrants were exercised in 2018 and there are no remaining warrants outstanding at December 31, 2018 or 2019.

The Company had the following warrant activity during the year ended December 31, 2018:

	Number of Shares Underlying Warrants	Weighted average exercise price
Balance, December 31, 2017	348,194	$3.33
Exercised	(348,194)	$3.33
Balance, December 31, 2018	-	-

NOTE 13 – LEASES

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

We have operating leases with terms greater than 12 months for office space in three multitenant facilities, which are recorded as assets and liabilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2022, with a three-year renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of the lease. We also have a lease on office space in Cranbury, New Jersey, expiring in 2022 with monthly payments ranging from $3,008 to $3,158, as well as a lease of approximately $1,883 per month in Zagreb, Croatia expiring in 2022.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 13 – LEASES (CONTINUED)

For the year ended December 31, 2019, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

Year Ended December 31, 2019

Operating lease cost	$132,020
Short-term lease cost (1)	84,935
Total lease cost	$216,955

(1) Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of December 31, 2019:

For the year ending December 31,
2020	$138,019
2021	140,367
2022	102,367
2023	99,209
2024	80,375
Thereafter	70,224
Total	630,561
Less: present value discount	66,377
Total lease liabilities	$564,184

The weighted average remaining lease term for operating leases is 5.1 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $106,564. For the year ended December 31, 2019, payments on lease obligations were $132,867 and amortization on the right of use assets was $107,656.

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2019 or 2018. No other customers accounted for more than 10% of revenue in either year presented.

	2019		2018
	$	%	$	%
Customer A	3,883,589	15.8	1,678,669	7.9
Customer B	2,801,748	11.4	930,682	4.4
Customer C	2,533,766	10.3	2,122,657	10.0
Customer D	1,349,214	5.5	2,547,113	12.0
Customer E	-	0	2,280,873	10.8

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 14 – MAJOR CUSTOMERS AND VENDORS (CONTINUED)

Our accounts receivable includes 3 customers that individually make up more than 10% of our accounts receivable at December 31, 2019 in the percentages of 17.8%, 15.4% and 13.3%.

The Company had four key partners through which 10% or greater of its revenue was generated in either 2019 or 2018 as set forth below. The amounts in the table below reflect the amount of revenue generated through those customers.

	2019		2018
	$	%	$	%
Partner A	1,315,706	5.3	6,841,386	32.3
Partner B	9,210,347	37.4	5,350,393	25.2
Partner C	4,051,217	16.5	2,584,103	12.2
Partner D	1,007,573	4.1	2,159,356	10.2

NOTE 15 – INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $18.3 million, consisting of pre-2018 losses in the amount of approximately $14.3 million that expire from 2020 through 2037, and post-2017 losses in the amount of approximately $4 million that never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Federal income tax benefit (expense) attributable to:
Current operations	$848,000	$(48,000)
Acquisition costs	(143,000)	-
Change in fair value of contingent consideration	(133,000)	-
Other permanent items	29,000	(36,000)
Deferred Adjustment	(913,000)	-
Valuation allowance	1,209,960	84,000
Net provision for federal income tax	$897,960	$-

	2019	2018

Current tax benefit (expense) - Federal	$-	$-
Deferred tax benefit (expense) - Federal	-	-
Adjustment of valuation allowance from business combination	897,960	-
Total tax benefit (expense) on income	$897,960	$-

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 15 – INCOME TAXES (CONTINUED)

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2019 and 2018:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$3,839,000	$2,290,000
Stock compensation	320,000	535,000
Intangible Assets	-	124,000
Other	36,000	3,000
Deferred tax asset	$4,195,000	$2,952,000

Deferred tax liabilities attributable to:
Fixed assets	$(13,000)	$(5,000)
Intangibles	(2,438,000)	-
Other	(16,000)	(9,000)
Valuation allowance	(1,728,000)	(2,938,000)
Deferred tax liability	$(4,195,000)	$(2,952,000)

Net deferred tax asset	$-	$-

The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income during the periods in which the net operating losses expire and the temporary differences become deductible. The Company has determined that there is significant uncertainty that the results of future operations and the reversals of existing taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets; therefore, a valuation allowance has been recorded. In making this determination, the Company considered historical levels of income as well as projections for future periods.

The tax years 2016 to 2019 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2018 or December 31, 2019, and none are expected in the next 12 months. The Company’s foreign subsidiaries are cost centers that are reimbursed for expenses, so generate no income or loss. Pretax book income (loss) is all from domestic operations. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382, which limits the Company’s ability to utilize carry-forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry-forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses. It is likely that fundraising activities have resulted in such an ownership change.

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is not involved in any legal proceedings.

Revenue-share contracts

The Company has contacts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons distributed through their networks. These contracts grant audit rights related to the payments to our partners, and, in some cases would require us to pay for the audit if the audit determined there was an underpayment and the underpayment meets certain thresholds, such as 10%. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of December 31, 2019, the Company had had commitments for future minimum payments of $13.5 million that will be reflected in cost of revenues during the years from 2020 through 2022. Minimum payments are due in 2020, 2021, and 2022, in the amounts of $6.5 million, $5.5 million, and $2.0 million, respectively.

NOTE 17 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $126,557 and $172,107 recorded in 2019 and 2018, respectively, for company contributions to the plan.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 18 – SUBSEQUENT EVENTS

In March 2020, the Company’s Board of Directors amended the 2013 Equity Compensation Plan to increase the number of shares authorized under the plan to 3.0 million shares. At the same time, the Company granted 84,746 shares of restricted common stock and options to purchase 233,049 shares of common stock to officers that vest over the balance of 2020. The Board also granted options to purchase 33,000 shares of common stock to a non-officer, that were fully vested at the time of grant and 38,000 time-based options to new employees.

In 2020, the company issued 35,032 shares and received proceeds of $112,151 in connection with the exercise of options.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 due to the material weaknesses described below.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over its key financial information technology (IT) systems; and (ii) inadequate controls to ensure that data received from third parties is complete and accurate. Those weaknesses have not been completely remediated as of December 31, 2019.

The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

The Company’s independent registered public accounting firm, Marcum LLP, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in Item 9a of this Form 10-K.

Management’s Remediation Plan

As previously disclosed in Part II, item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we identified two material weaknesses in internal control over financial reporting. The first material weakness related to inadequate segregation of duties with the finance department due to limited personnel. We had only two financial department employees for the majority of 2018. We hired a third employee in late 2018, and two additional employees in 2019, and reallocated duties to provide adequate segregation of duties. This weakness was remediated in 2019.

The second material weakness related to inadequate information technology reporting systems. and ineffective information technology general controls (ITGCs) in the areas of user access and change-management. To address the weakness related to inadequate information reporting systems, we installed a new accounting software system with more stringent build in controls in 2019. In addition, we implemented additional controls in the area of user access and change management late in 2019. However, these additional controls were implemented too late in the year to be considered remediated as of December 31, 2019 and the documentation related to the operation of these controls was inadequate to demonstrate the controls were effective. We are currently working on improving the documentation of these controls and expect this to be completed in the second quarter of 2020.

To address the inadequate controls over information received from third parties, the Company intends to review the reporting systems used by the third parties in cases where the information received is material to the financial statements, and to document such review. The Company has historically performed extensive analytical procedures on the data received to ensure that it is complete and accurate and intends to continue those reviews as well.

Changes in Internal Control Over Financial Reporting

Other than the changes to internal controls described above, there has been no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

OptimizeRx Corporation

Adverse Opinion on Internal Control over Financial Reporting

We have audited OptimizeRx Corporation and Subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Report on Internal Control Over Financial Reporting”:

1)	The Company did not properly design or implement information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over its key financial information technology (IT) systems, which are relied upon by management in recording amounts pertaining to revenue and accounts receivable and revenue share expense and revenue share expense payable. In addition, certain IT control processes lacked the sufficient documentation required to demonstrate that such processes were operating effectively.

2)	The Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate. Such data is relied on by the Company in recording amounts pertaining to revenue and accounts receivable and revenue share expense and revenue share expense payable.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2019 consolidated financial statements, and this report does not affect our report dated March 26, 2020 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2019 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of the Company and our report dated March 26, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 26, 2020

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
William J. Febbo	51	Chief Executive Officer and Director
Stephen L. Silvestro	42	Chief Commercial Officer
Miriam J. Paramore	57	President
Douglas P. Baker	63	Chief Financial Officer
Gus D. Halas	69	Chairperson and Director
Patrick Spangler	64	Director
Lynn Vos	64	Director
James Lang	55	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

William J. Febbo

Mr. Febbo joined our company as Chief Executive Officer and Director on February 22, 2016. Mr. Febbo brings more than 20 years of experience in building and managing health services and financial businesses. Before joining our company. From 2007 to 2015, he worked with Merriman Holdings, Inc., an investment banking firm. There he served as Chief Operating Officer and assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. Prior to Merriman, Mr Febbo was CEO and co-founder of MedPanel, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries, which was eventually acquired by MCF Corporation.

Mr. Febbo holds a Bachelor of Arts in International Studies from Dickinson College, in Pennsylvania. Febbo serves on the board of The United Nations of Greater Boston, a non-profit focused on building global citizens within inner-city schools in Massachusetts, is faculty on the MIT linq program and currently serves as a board member of Modular Medical (MODD).

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

Stephen L. Silvestro

Mr. Silvestro joined the company as Chief Commercial Officer on April 29, 2019. Mr. Silvestro was with CCH® Tagetik as its Vice President and General Manager from January 2018 until he joined us. From April 2017 to January 2018, Mr. Silvestro was with Prognos as its Chief Commercial Officer and, before that, from September 2007 to April 2017, he was with Decision Resources Group in various capacitates with him last serving as Executive Vice President, Head of Global Sales.

Aside from that provided above, Mr. Silvestro does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Patrick Spangler

Mr. Spangler presently serves as CFO of VigiLanz, a digital healthcare intelligence firm, and as a member of the board of directors of Lifespace Communities. He has more than 30 years of experience in the health care industry, executing domestic and international growth and exit strategies. He has helped lead high-performance, emerging growth firms, as well as large publicly-traded companies.

Earlier, Mr. Spangler served as executive vice president and CFO of Healthland, an EHR company serving the critical access hospital market. He has also served as CFO at the point-of-care medical applications provider, Epocrates, that he helped bring public in 2011, and which was eventually acquired by Athenahealth. Prior to Epocrates, he was CFO of the ev3, a vascular therapy that went public in 2005 and then acquired by Covidien, as well as CFO of the medical device manufacturer, Empi, which was acquired by Encore Medical.

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

Douglas P. Baker

Mr. Baker has served as our CFO since May 19, 2014. Mr. Baker is a Certified Public Account with a Master’s Degree in Business Administration. He has extensive business experience including 9 years in public accounting with Plante Moran, four years as CFO of a privately held printing company, 5 years in a variety of divisional financial roles at MascoTech, Inc., a Fortune 500 automotive supplier, and from 1996 to 2014 as Chief Financial Officer of Applied Nanotech Holdings, Inc., (“APNT”) a publicly held nanotechnology research and licensing company. Mr. Baker was also a member of the Board of Directors of APNT from 2006 through 2014. He was a member of the Board Directors of Total Health Care, Inc., a Detroit based Health Maintenance Organization from 1987 through January 2020, including his latest role as Chairman of the Board, until it was acquired by Priority Health, a Michigan based HMO in January 2020. He became a member of the Priority Health Board in January 2020.

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

On January 29, 2018, FINRA accepted a Letter of Acceptance, Waiver and Consent (No. 2015044865501) (the “Consent”) submitted by William Febbo. From August 2012 to October 2015, Mr. Febbo was the Financial and Operations Principal (FinOp) for a registered broker-dealer, Merriman Capital, Inc. (Merriman). During certain months while Mr. Febbo was FINOP, FINRA found that certain of Merriman’s net capital filings with FINRA were inaccurate because of the method by which Merriman calculated net capital and that, when corrected, it was retroactively determined that Merriman had operated below its minimum net capital requirements. Febbo, as FinOp, signed certain of these reports and was thus held responsible. Based on the Consent, in settlement, Mr. Febbo, who was then no longer registered with any broker-dealer, accepted a fine of $5,000 and a 10-business day suspension from acting as FinOp for any FINRA member.

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

Nominating and Governance Committee

The Board of Directors has established a Nominating and Governance Committee. In 2019, the committee members were Directors Vos (Chair), Lang, and Halas. The Nominating and Corporate Governance Committee held 4 meetings during the fiscal year ended December 31, 2019. The Nominating and Corporate Governance Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Compensation Committee

The Board of Directors has established a Compensation Committee. The Compensation Committee held 4 meetings during the fiscal year ended December 31, 2019, and held other informal discussions as needed. In 2019, the Committee was composed of Directors Halas, Spangler, and Lang, and is chaired by Director Lang. The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Audit Committee

In 2019, the Audit Committee was comprised of Directors Halas, Spangler and Vos, and is chaired by Director Spangler. The Audit Committee held four meetings during the fiscal year ended December 31, 2019 and held informal discussions as necessary.

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures, including our internal control over financial reporting, and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2019, the Audit Committee:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2019 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2019, other than AWM Investment Company, Inc., which was late in one instance in filing its Form 4 obligation.

Code of Ethics

In October 2017, the Board of Directors adopted a Code of Ethics for the Company, which was attached to our 2017 Annual Report on Form 10-K as Exhibit 14.1.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William J. Febbo (1)	2019	300,000	126,990	391,800	-	15,200	833,990
CEO, Director	2018	275,000	294,838	336,000	-	17,300	923,138
Stephen L.Silvestro	2019	188,821	82,678	938,700		-	1,120,199
Chief Commercial Officer	2018	-	-	-	-	-	-
Miriam Paramore (2)	2019	250,000	70,550	130,600	-	11,200	462,350
President	2018	232,500	131,781	70,000	-	11,000	445,281
Douglas P. Baker (3)	2019	240,000	67,728	130,600	-	11,200	449,528
CFO	2018	220,000	124,696	70,000	-	11,000	425,696

Narrative Disclosure to the Summary Compensation Table

(1)	Amounts reflected in All Other Compensation column for Mr. Febbo in 2018 is composed of $11,000 employer matching contributions to the Company’s retirement plan, $4,000 for a term life policy, and $2,300 for legal fees. The 2019 amounts are $10,800 employer matching contributions to the Company’s retirement plan and the balance for a term life policy.

(2)	Amount reflected in All Other Compensation for Ms. Paramore for both years reflects employer matching contributions to the Company’s retirement plan.

(3)	Amounts reflected in All Other Compensation column for Mr. Baker in both years represents employer matching contributions to the Company’s retirement plan.

Mr. Febbo joined the Company as CEO on February 22, 2016. On September 10, 2018, Mr. Febbo signed a new employment agreement calling for a base salary of $275,000 in 2018 and $300,000 in 2019. In March 2020, the Board of Directors amended his contract to provide a base salary of $350,000 per year in 2020 and $400,000 per year in 2021. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 60% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Febbo’s contract also calls for him to be reimbursed $4,000 per year for a separate term life insurance policy. Mr. Febbo’s contract calls for 12 months of severance if he is terminated without cause.

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

The Company also granted to Mr. Febbo 80,000 shares of restricted common stock in February 2018 that vest if the Company achieved targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested. In February 2019, the Board of Directors also granted Mr. Febbo an additional 30,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019. Those goals were not achieved, so the shares did not vest. In March 2020, the Board of Directors granted Mr. Febbo an additional 84,786 shares of restricted common stock.

Mr. Silvestro joined the Company as Chief Commercial Officer on April 29, 2019. Under the terms of his employment agreement, he received an annual base salary of $280,000 and a signing bonus of $30,000, paid in two installments of $15,000 in 2019. In March 2020, the Board of Directors amended his contract to increase his base salary to $300,000 for 2020. In addition, he was eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. In March 2020, the Board increased his target bonus percentage to 50% of his base salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Silvestro’s contract also calls for 12 months of severance if he is terminated without cause.

Mr. Silvestro also received a grant of 90,000 shares of restricted common stock at the time of his employment. The grant vests all at one time upon completion of five years of employment. In March 2020, the Board of Directors granted Mr. Silvestro 105,993 options, which vest quarterly throughout 2020, to purchase shares of common stock at a price of $7.54 per share.

Ms. Paramore joined the Company as President on August 1, 2017. On September 10, 2018 Ms. Paramore signed a new employment agreement calling for a base salary of $250,000. In March 2020, the Board of Directors amended her contract to increase her base salary to $275,000 for 2020. In addition, she is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of her annual salary. She is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Ms. Paramore’s contract also calls for 12 months of severance if she is terminated without cause.

Under the terms of her contract, in 2017, the Company also granted to Ms. Paramore an option to purchase 166,667 shares of common stock, exercisable at a price of $3.15 per share, and vesting annually over a period of 5 years. Ms. Paramore was also granted 16,667 shares of restricted common stock in February 2018 that vest if the Company achieved targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested. In February 2019, the Board of Directors also granted Ms. Paramore an additional 10,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019. Those goals were not achieved, so the shares did not vest. In March 2020, the Board of Directors granted Ms. Paramore 63,558 options, which vest quarterly through 2020, to purchase shares of common stock at a price of $7.54 per share.

On September 10, 2018, Mr. Baker signed a new employment agreement calling for a base salary of $220,000. In February 2019, Mr. Baker signed an amended employment agreement increasing his base salary to $240,000 for 2019. In March 2020, the Board of Directors amended his contract to increase his base salary to $260,000 for 2020. In addition, he is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Baker’s contract calls for 12 months of severance if he is terminated without cause. In February 2019, Mr. Baker signed an amended employment agreement increasing his base salary to $240,000 for 2019.

Mr. Baker was also granted 16,667 shares of restricted common stock in February 2018 that vests if the Company achieves targeted stretch revenue goals in either 2018 or 2019. The Company achieved those targeted revenues in 2018, so the shares vested. In February 2019, the Board of Directors also granted Mr. Baker an additional 10,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019. Those goals were not achieved, so the shares did not vest. In March 2020, the Board of Directors granted Mr. Baker 63,558 options, which vest quarterly through 2020, to purchase shares of common stock at a price of $7.54 per share.

For all four executive officers, the executive bonus plan contains a provision whereby each officer could receive a bonus ranging from $0 to $1.0 million if a change of control transaction occurs prior to December 31, 2021, depending up on the transaction price.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Will Febbo	470,000	-		$3.21	02/21/21
Steve Silvestro	-	-				90,000
Miriam Paramore	66,667	100,000		$3.15	07/27/22
Douglas Baker	28,334	-		$3.15	06/24/20
	100,001	-		$2.46	03/31/22

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	43,500	111,848	-	-	155,348
James Lang	30,000	111,848	-	-	141,848
Patrick Spangler	33,500	111,848	-	-	145,348
Lynn Vos	33,000	111,848	-	-	144,848

Narrative Disclosure to the Director Compensation Table

Pursuant to our Director Compensation Plan, independent directors (“Outside Directors”) received:

(a) an annual cash retainer for Board and Committee service in 2019 as set forth in the table below, payable in equal quarterly installments, and

(b) reimbursement for expenses related to Board meeting attendance and any committee participation.

Annual Fee ($)
Basic Director Fee	25,000
Board Chair	12,500
Audit Committee Chair	5,000
Audit Committee Member	2,500
Compensation Committee Chair	5,000
Compensation Committee Member	2,500
Nominating and Governance Chair	2,500
Nominating and Governance Committee Member	1,000

In addition, Outside Directors also each received 8,336 shares of Common Stock per year, payable in equal quarterly installments, which vested immediately upon issuance. Directors that are also employees of our company shall not receive additional compensation for serving on the Board. Both the cash retainer and stock awards are prorated for partial quarters of service when a new Director joins the Board.

Directors are expected to attend four meetings per year as well as spend an additional 10 – 20 hours per month on company matters.

In March 2020, the Board amended the Outside Director plan to increase the annual cash fees, payable quarterly, as set forth in the table below.

Annual Fee ($)
Basic Director Fee	40,000
Board Chair	40,000
Audit Committee Chair	5,500
Audit Committee Member	-
Compensation Committee Chair	-
Compensation Committee Member	-
Nominating and Governance Chair	-
Nominating and Governance Committee Member	-

In addition, the Outside Directors will receive common shares valued at $100,000 annually, payable in equal quarterly installments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers and directors, known to us to beneficially own 5% or more of our outstanding common stock as of March 24, 2020. For the purposes of this Annual Report, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class
Common	Park West Asset Management(1) 900 Larkspur Landing Circle Suite 165 Larkspur, CA 94939	814,668	5.6%
Common	AWM Investment(2) 527 Madison Ave. Suite 2600 New York, NY 10022	952,027	6.5%
Common	BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10055	938,436	6.4%
Common	Harvey L. Poppel(4) 110 El Mirasol Palm Beach, FL 33480	1,060,693	7.2%
Common	Ronald L. Chez(5) 55 East Monroe Street, Suite 3700 Chicago, IL 60603	1,122,918	7.7%

(1)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2020.
(2)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2020.
(3)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2020.
(4)	As stated in a Schedule 13G filed with the Securities and Exchange Commission on January 13, 2020.
(5)	As stated in a Schedule 13D/A filed with the Securities and Exchange Commission on September 27, 2019.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of our common stock as of March 24, 2020, by each director, each executive officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name(1)	Options Included in Beneficial Ownership (2)	Restricted Stock Awards (3)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

William J. Febbo	440,000	21,187	163,237	624,424	4.2%
Steve Silvestro	26,483		-	26,483	*
Miriam Paramore	115,891		24,079	139,970	*
Lynn Vos	-		24,238	24,238	*
Douglas P. Baker	139,193		71,917	211,110	1.4%
Gus D. Halas	-		57,176	57,176	*
Patrick Spangler	-		14,683	14,683	*
James Lang	-		25,008	25,008	*
All Executive Officers and Directors as a group (8 persons)	721,567	21,187	380,338	1,123,092	7.4%

*	Less than 1%

(1)	The address of each person named in this table is c/o OptimizeRx Corp., 400 Water Street, Suite 200, Rochester, MI 48307.
(2)	This column lists shares that are subject to options exercisable within sixty (60) days of March 24, 2020 and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.
(3)	This column lists shares resulting from restricted stock awards that have vested as of March 24, 2020, but for which shares have not been issued.

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

During the year ended December 31, 2015, WPP made a strategic investment in the Company and was a shareholder that owned approximately 20% of the shares of the Company at the time. WPP sold its entire ownership position in December 2018, and is no longer a shareholder of the Company.

The following table sets forth the activity between the Company and WPP in 2018:

2018
Total billings to WPP Agencies	$6,217,735
Revenue recognized from WPP Agencies	$6,527,051
Accounts receivable from WPP Agencies	$2,051,532

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years indicated below: Our 2018 financial statements were audited by Sadler Gibb & Associates. Our 2019 financial statements were audited by Marcum, LLP.

Marcum, LLP

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$396,850	$-	$-	$-
2018	$-	$-	$-	$-

Sadler Gibb & Associates

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$102,409	$5,550	$-	$-
2018	$116,430	$14,220	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[2]
3.3	Certificate of Designation, filed on September 5, 2008 with the Secretary of State of the State of Nevada by the Company[1]
3.4	Certificate of Designation, filed on June 3, 2010 with the Secretary of State of the State of Nevada by the Company[3]
3.5	Certificate of Correction, dated April 30, 2018[4]
3.6	Certificate of Withdrawal of Certificate of Designation, dated May 10, 2018[4]
10.1	Fourth Amended and Restated 2013 Equity Incentive Plan[5]
10.2	Amendment to Employment Agreement with Terry Hamilton, dated February 7, 2019[6]
10.3	Amendment to Employment Agreement with Doug Baker, dated March 10, 2020**
10.4	Amendment to Employment Agreement with William Febbo, dated March, 10, 2020**
10.5	Amendment to Employment Agreement with Stephen Silvestro, dated March, 10, 2020**
10.6	Amendment to Employment Agreement with Miriam Paramore, dated March, 10, 2020**
14.1	Code of Business Conduct and Ethics[7]
21.1**	List of Subsidiaries
23.1**	Consent of Marcum LLP**
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.
[2]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 16, 2010.
[3]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 11, 2010.
[4]	Incorporated by reference to the Form 10-K, filed by the Company with the Securities and Exchange Commission on March 12, 2019,
[5]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on March 12, 2020.
[6]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 8, 2019.
[7]	Incorporated by reference to the Form 10-K filed by the Company with the Securities and Exchange Commission on March 8, 2018.
**	provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo
Chief Executive Officer, Principal Executive Officer
March 26, 2020

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Febbo
William J. Febbo
Title:	Chief Executive Officer, Principal Executive Officer and Director
Date:	March 26, 2020

By:	/s/ James Lang
James Lang
Title:	Director
Date:	March 26, 2020

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Chairman and Director
Date:	March 26, 2020

By:	/s/ Patrick Spangler
Patrick Spangler
Title:	Director
Date:	March 26, 2020

By:	/s/ Lynn Vos
Lynn Vos
Title:	Director
Date:	March 26, 2020