Form 10-Q
period 2020-03-31
OptimizeRx Corp
filed 2020-05-06
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,646,747 common shares as of May 4, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019;
3	Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (unaudited)
5	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited);
6	Notes to Condensed Consolidated Financial Statements.

OPTIMIZERX CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,210,069	$18,852,680
Accounts receivable, net	9,061,520	7,418,025
Prepaid expenses	3,035,205	871,043
Total Current Assets	27,306,794	27,141,748
Property and equipment, net	170,123	176,014
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	5,980,607	6,238,453
Patent Rights, net	2,496,498	2,550,587
Right of use assets, net	531,844	559,863
Other intangible assets, net	4,993,215	5,151,102
Security deposits and other assets	16,013	80,727
Total Other Assets	28,758,208	29,320,763
TOTAL ASSETS	$56,235,125	$56,638,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$548,100	$492,995
Accrued expenses	1,674,477	1,800,635
Revenue share payable	2,640,249	1,618,438
Current portion of lease obligations	117,479	115,431
Current portion of contingent purchase price payable	4,000,000	1,500,000
Deferred revenue	491,438	580,014
Total Current Liabilities	9,471,743	6,107,513
Non-current Liabilities
Lease obligations, net of current portion	418,390	448,753
Contingent purchase price payable, net of current portion	2,720,000	5,220,000
Total Non-current liabilities	3,138,390	5,668,753
Total Liabilities	12,610,133	11,776,266
Commitments and contingencies (See note 7)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2020 or December 31, 2019	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 14,646,747 and 14,600,579 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	14,647	14,601
Additional paid-in-capital	79,238,886	78,272,268
Accumulated deficit	(35,628,541)	(33,424,610)
Total Stockholders’ Equity	43,624,992	44,862,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,235,125	$56,638,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

TOTAL REVENUE	$7,584,602	$5,209,434
COST OF REVENUES	3,241,763	1,583,480

GROSS MARGIN	4,342,839	3,625,954

OPERATING EXPENSES	6,602,091	3,493,789

INCOME (LOSS) FROM OPERATIONS	(2,259,252)	132,165

OTHER INCOME (EXPENSE)
Interest Income	55,321	22,364
Change in Fair Value of Contingent Consideration	-	(148,000)
Interest (Expense)	-	-
TOTAL OTHER INCOME (EXPENSE)	55,321	(125,636)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,203,931)	6,529
PROVISION FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$(2,203,931)	$6,529

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	14,609,499	12,077,829
DILUTED	14,609,499	13,077,917

NET LOSS PER SHARE

BASIC	$(0.15)	$0.00
DILUTED	$(0.15)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259

Shares issued as board compensation	11,136	11	99,989	-	100,000
Shares issued for stock options exercised	35,032	35	112,117	-	112,152
Stock-based compensation expense	-	-	754,512	-	754,512
Net loss	-	-	-	(2,203,931)	(2,203,931)

Balance March 31, 2020	14,646,747	$14,647	$79,238,886	$(35,628,541)	$43,624,992

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,038,618	$12,039	$48,725,211	$(30,278,805)	$18,458,445

Cumulative effect of change in accounting principle related to lease accounting	-	-	-	(3,229)	(3,229)
Shares issued for restricted stock awards	130,001	130	(130)	-	-
Shares issued for stock options exercised	101,878	102	343,683	-	343,785
Shares issued as compensation	8,336	8	106,026	-	106,034
Stock compensation expense	-	-	530,312	-	530,312
Net income	-	-	-	6,529	6,529

Balance March 31, 2019	12,278,833	$12,279	$49,705,102	$(30,275,505)	$19,441,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,203,931)	$6,529
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and non-cash lease expense	519,669	190,301
Stock-based compensation	754,512	530,312
Stock issued for board service	100,000	106,034
Change in fair value of contingent consideration	-	148,000
Changes in:
Accounts receivable	(1,643,495)	1,554,953
Prepaid expenses and other assets	(2,099,448)	(44,201)
Accounts payable	55,105	173,810
Revenue share payable	1,021,811	(776,514)
Accrued expenses and other liabilities	(154,473)	(1,034,454)
Deferred revenue	(88,576)	35,199
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,738,826)	889,969

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(15,937)	(13,848)
NET CASH USED IN INVESTING ACTIVITIES	(15,937)	(13,848)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options	112,152	343,785
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,152	343,785
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,642,611)	1,219,906
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,852,680	8,914,034
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,210,069	$10,133,940

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash effect of cumulative adjustments to accumulated deficit	$-	$3,229
Lease liabilities arising from right of use assets	$-	$207,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include OptimizeRx Corporation and its wholly owned subsidiaries (collectively, the “Company”, “we”, “our”, or “us”).

We are a digital health company that facilitates communication at point-of-care among all stakeholders in healthcare. Primarily focused on life science clients, our suite of digital and mobile SaaS-based solutions enables affordability, patient adherence and care management. Our network reaches more than 60% of U.S. ambulatory providers, delivering therapeutic support on specialty medications and patient financial assistance directly within a provider’s workflow through leading electronic health platforms. Our fully integrated platform ensures the real-time exchange of information—connecting care to improve provider knowledge and patient engagement.

The condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2020, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated condensed balance sheet as of December 31, 2019, has been derived from the audited consolidated condensed balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on March 26, 2020.

The results of operations for the three-months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 was effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

In August 2019, the FASB issued ASU 2019-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2019-13 modifies the disclosure requirements on fair value measurements and became effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

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

NOTE 3 – LEASES

We have operating leases for office space in three multitenant facilities with lease terms greater than 12 months, which are recorded as assets and liabilities on our balance sheet. These leases include our corporate headquarters, located in Rochester, Michigan, a customer service facility in Cranbury, New Jersey, and a technical facility in Zagreb, Croatia. Certain leases contain renewal options and for the headquarters lease, we have assumed renewal. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short term lease costs include month to month leases in shared office space facilities, such as WeWork, or similar locations.

For the three months ended March 31, 2020 and 2019, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating lease cost	$32,814	$30,684
Short-term lease cost	44,629	9,841
Total lease cost	$77,443	$40,525

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

NOTE 3 – LEASES (continued)

The table below presents the future minimum lease payments to be made under operating leases as of March 31, 2020:

As of March 31, 2020

2020(a)	$103,603
2021	140,367
2022	102,367
2023	99,209
2024	80,375
Thereafter	70,224
Total	596,145
Less: discount	60,276
Total lease liabilities	$535,869

(a) For the nine-month period beginning April 1, 2020.

The weighted average remaining lease term at March 31, 2020 for operating leases is 4.9 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $28,316 and $30,684 for the three months ending March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, payments on lease obligations were $34,416 and $25,208, respectively, and amortization on the right of use assets was $28,019 and $25,245, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the quarters ended March 31, 2020 and 2019, we issued 11,136 and 8,336 shares, respectively, of our common stock to our independent directors in connection with our Director Compensation Plan. These shares were valued at $100,000 and $106,834 at March 31, 2020 and 2019, respectively.

During the quarter ended March 31, 2020, we issued 35,032 shares of our common stock and received proceeds of $112,152 in connection with the exercise of stock options under our 2013 equity compensation plan. During the quarter ended March 31, 2019, we issued 89,826 shares of our common stock and received proceeds of $343,785 in connection with the exercise of stock options under our 2013 equity compensation plan. We issued an additional 12,052 shares of our common stock in connection with the exercise of options using the net-settled method, which resulted in no cash received, but rather the exercise price was paid by the surrender of shares underlying the options. We also issued 130,001 shares of our common stock in the quarter ended March 31, 2019 in connection with restricted stock awards awarded in 2018.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

NOTE 5 – SHARE BASED PAYMENTS – OPTIONS AND RESTRICTED STOCK

We use the fair value method to account for stock-based compensation. We recorded $547,828 and $530,312 in compensation expense in the three months ended March 31, 2020 and 2019, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $2,185,349 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.6 years. The total intrinsic value of outstanding options at March 31, 2020 was $6,810,214.

We also recorded $206,684 in compensation expense related to restricted stock awards that vest over time in the three months ended March 31, 2020. There is $1,245,841 of remaining expense related to unvested restricted stock awards to be recognized in the future over a weighted average period of 2.8 years.

NOTE 6 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended March 31
	2020	2019
Numerator
Net Income (Loss)	$(2,203,931)	$6,529

Denominator
Weighted average shares outstanding used in computing net income (loss) per share
Basic	14,609,499	12,077,829
Effect of dilutive stock options, warrants, and stock grants	-	1,000,088
Diluted	14,609,499	13,077,917

Net Income (Loss) per share
Basic	$(0.15)	$0.00
Diluted	$(0.15)	$0.00

No calculation of diluted earnings per share is included for 2020 as the effect of the calculation would be antidilutive. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2020 was 779,670 related to options, and 174,176 related to restricted stock, for a total of 953,846.

NOTE 7 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future, as new events occur, or additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2020 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose or recognize in these financial statements.

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

Overview

COVID-19

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have not observed any noticeable impact on our revenue related to these conditions in the past fiscal quarter, or through the date of this filing, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe.

In March 2020, we enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing all offices, having employees work from home, and eliminating all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it does not impact our ability to execute on our contracts or deliver our core services. Our customers provide essential services in the healthcare industry and our digital communication technology is more important than ever in this environment. However, our revenue often comes from advertising or marketing budgets, and in a sustained economic downturn, those categories of spending may be cut.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, partners, or vendors, or on our financial results.

Company Highlights through April 2020

1.	Our sales for the first three months of 2020 were $7.6 million, a 46% increase over the same period in 2019.
2.	We launched a new technology solution aimed at increasing speed to therapy for patients by providing timely access to enrollment forms for specialty drugs within the provider workflow.
3.	We launched a digital healthcare webinar series focused on COVID-19 issues and telehealth with several executives from the healthcare industry.
4.	We launched TeleRep™, an EHR enabled digital health tool designed to support physicians when they need to connect to pharmaceutical sales representatives with questions on medication therapy.
5.	We commenced the process of converting our active clients to enterprise contracts covering multiple tactics and products to further entrench our longstanding relationships.

Our success in acquiring, integrating and expanding into new EHR/eRx platforms continues to grow as well. For the remainder of 2020, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their workflow and provider reach. With the growth of both our pharmaceutical products and our distribution network, we expect that our messaging solutions, as well as our patient engagement activities, will continue to increase and show strong growth throughout the year.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

Our total revenue reported for the three months ended March 31, 2020 was approximately $7.6 million, an increase of 46% over the approximately $5.2 million from the same period in 2019. The increased revenue resulted primarily from increases in sales in our messaging products. We do not breakout revenue by service at this stage, but as we achieve greater scale, we plan to determine the best way to present the growth by service.

Cost of Revenues

Our cost of revenue percentage, composed primarily of revenue share expense, increased as a percentage of revenues, from approximately 30% in the quarter ended March 31, 2019 to approximately 43% for the quarter ended March 31, 2020. This increase was a result of product mix. The 2019 quarter contained an unusually high percentage of launch assistance services and other nonrecurring revenue that was not subject to revenue share expense. As we have discussed, over the course of the year, we expect to normalize at 40% or lower for our cost of revenues.

Gross Margin

Our gross margin declined from 69.6% in the quarter ended March 31, 2019 to 57.3% in the quarter ended March 31, 2020. As discussed under cost of revenues above, we had an unusually favorable product mix in the 2019 quarter that had a positive impact on our margin. Our gross margin for the entire calendar year of 2019 was 62.7% and our target for 2020 is 63%. We expect our gross margin to improve on a quarter over quarter basis for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $3.5 million for the three months ended March 31, 2019 to approximately $6.6 million for the same period in 2020, an increase of approximately 89%. Overall, this increase results from our efforts to expand our product line and build out our organization to establish a strong base for current and future growth. The detail by major category is reflected in the table below.

	Three months ended March 31,
	2020	2019

Salaries, Wages, & Benefits	$3,206,137	$1,689,034
Stock-based Compensation	854,512	636,346
Professional Fees	485,469	239,025
Board Compensation	51,375	34,250
Investor Relations	19,450	21,736
Consultants	91,415	38,090
Advertising and Promotion	179,399	196,580
Depreciation and Amortization	519,669	190,301
Research, Development, and Maintenance	558,658	176,218
Integration and Exclusivity Costs	207,973	41,878
Office, Facility, and Other	153,522	115,518
Travel	274,512	114,813

Total Operating Expense	$6,602,091	$3,493,789

The largest increases in operating expenses are related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2019, we have significantly expanded our sales force, made an acquisition to expand our product portfolio, and added to our product development, data, and finance teams. These new hires have established a strong basis for significant future growth and have also resulted in increases in benefits, payroll taxes, and related travel. The increased stock-based compensation results from the grant of new options and the increased number of team members. We expect Salaries, Wages, & Benefits, as well as Stock-based Compensation to remain at similar levels, or only increase slightly, for the balance of the year. We expect travel expense to decrease significantly for the balance of the year as a result of the COVID-19 pandemic.

Professional fees increased in 2020 as a result of our change in auditor to a larger firm and associated higher fees, as well as the acquisition we completed in late 2019. This increased the complexity of our year-end audit and we were required to obtain third party valuations of the allocation of our purchase price and the fair value of those assets and liabilities as of December 31, 2019, including the contingent purchase price payable.

Depreciation and amortization increased because of the amortizable assets acquired in connection with our acquisition of RMDY in the fourth quarter of 2019. Office, facility, and other expenses also increased as a result of the acquisition, which resulted in an additional office location for us, as well as the normal increased costs associated with increased business activity.

Research, development, and maintenance costs increased primarily because our efforts to expand and enhance our patient engagement platforms and products, as well as integration costs related to the combination, improvement and optimization of IT systems.

Integration and exclusivity costs represent payment to partners for access and/or exclusivity. These payments are usually made in lump sums and expensed over the term of the contracts. These expenses are an important part of our ability to expand our network and increased in 2020 as a result of new agreements signed.

The purchase price allocations for both of our recent acquisitions included potential additional consideration to be paid if certain revenue levels are achieved in 2019, 2020, and 2021. That liability is required to be adjusted to fair value each quarter. The increase in the fair value of contingent consideration in 2019 related to our acquisition of CareSpeak Communications in 2018. The maximum amount of potential contingent consideration related to CareSpeak was recorded as of December 31, 2019 and we still expect the maximum amount to be paid. We estimate there to be no change in the fair value of contingent consideration related to RMDY since the time of our calculation as of December 31, 2019. Because the contingent consideration is partially fixed and partially based on the increase in revenues from 2020 to 2021, no new information has come to light in the approximately 6 weeks since we filed our 10-K that would enable us to make any better estimate than was previously done.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to continue at the first quarter of 2020 level, or slightly above as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and we are seeing the results of the investment in our team last year in our strong revenue growth this year. We do not expect human resource costs to increase as quickly as revenues.

Net Income (Loss)

We had a loss of approximately $2.2 million for the three months ended March 31, 2020, as compared to net income of approximately $7,000 during the same period in 2019. The reasons and specific components associated with the change are discussed above. Overall, the loss resulted from increased operating expenses to support the stated revenue growth throughout 2020 and beyond.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of approximately $27.3 million, compared with current liabilities of approximately $9.5 million, resulting in working capital of approximately $17.8 million and a current ratio of approximately 2.9 to 1. This represents a decrease from our working capital of approximately $21.0 million and current ratio of 4.4 to 1 at December 31, 2019.

Our operating activities used approximately $3.7 in cash flow during the three months ended March 31, 2020, compared with cash provided of approximately $0.9 million in the same period in 2019. The cash used in the 2020 period was primarily the result of increased investment in working capital; in particular, we made a $2.0 million prepayment to a partner that will be expensed over the balance of the year. In addition, as a result of our strong revenue growth, our trade receivables increased by $1.6 million, which was partially offset by increased revenue share of $1.0 million owed to our channel partners. The cash provided in the 2019 period was the result of our net income increased by noncash expenses.

We used insignificant amounts in investing activities in both the three months ended March 31, 2020, and 2019. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities.

We had proceeds from financing activities of approximately $112,000 and $344,000 related to the exercise of stock options during the three months ended March 31, 2020 and 2019, respectively.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2019; however, we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, impairment of assets, and the fair value of liabilities.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 was effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

In August 2019, the FASB issued ASU 2019-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2019-13 modifies the disclosure requirements on fair value measurements and became effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2019, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over its key financial information technology (IT) systems; and (ii) inadequate controls to ensure that data received from third parties is complete and accurate. Those weaknesses have not been completely remediated as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we implemented additional user access security controls and other controls of IT security and are in the process of implementing additional change management controls. We are also in the process of implementing and documenting additional controls over data received from third parties. We expect to have these new controls fully implemented during the second quarter of 2020 and fully remediated by the end of the third quarter 2020.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2019.

Our business, results of operations, and our financial condition may be further impacted by the outbreak of COVID-19 and such impact could be materially adverse.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

▪	the duration and scope of the pandemic;
▪	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
▪	the actions taken in response to economic disruption;
▪	the impact of business disruptions;
▪	the increase in business failures that we may utilize as industry partners and the customers we serve;
▪	uncertainty as to the impact or staff availability during and post the pandemic; and
▪	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2020, we issued 11,136 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 35,032 shares of stock in connection with the exercise of options under our 2013 equity compensation plan.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 6, 2020
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: May 6, 2020
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer