Form 10-Q
period 2020-06-30
OptimizeRx Corp
filed 2020-08-05
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,816,861 common shares as of August 3, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 (unaudited)
5	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 (unaudited)
6	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$14,114,294	$18,852,680
Accounts receivable, net	10,805,191	7,418,025
Prepaid expenses	2,701,249	871,043
Total Current Assets	27,620,734	27,141,748
Property and equipment, net	156,550	176,014
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	5,722,762	6,238,453
Patent rights, net	2,442,409	2,550,587
Other intangible assets, net	4,835,327	5,151,102
Right of use assets, net	503,506	559,863
Other assets and deposits	35,943	80,727
Total Other Assets	28,279,978	29,320,763
TOTAL ASSETS	$56,057,262	$56,638,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$496,742	$492,995
Accrued expenses	2,044,335	1,800,635
Revenue share payable	3,496,489	1,618,438
Current portion of lease obligations	119,512	115.431
Current portion of contingent purchase price payable	5,360,812	1,500,000
Deferred revenue	648,692	580,014
Total Current Liabilities	12,166,582	6,107,513
Non-current Liabilities
Lease obligations, net of current portion	387,654	448,753
Contingent purchase price payable, net of current portion	-	5,220,000
Total Non-current Liabilities	387,654	5,668,753
Total Liabilities	12,554,236	11,776,266
Commitments and contingencies (See Note 6)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at June 30, 2020 or December 31, 2019	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 14,752,600 and 14,600,579 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	14,753	14,601
Additional paid-in-capital	80,194,282	78,272,268
Accumulated deficit	(36,706,009)	(33,424,610)
Total Stockholders’ Equity	43,503,026	44,862,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,057,262	$56,638,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET REVENUE	$8,783,230	$7,006,291	$16,367,832	$12,215,725
COST OF REVENUES	3,639,016	2,687,143	6,880,779	4,270,623
GROSS MARGIN	5,144,214	4,319,148	9,487,053	7,945,102

OPERATING EXPENSES	6,200,027	3,839,105	12,802,118	7,332,894
INCOME (LOSS) FROM OPERATIONS	(1,055,813)	480,043	(3,315,065)	612,208

OTHER INCOME (EXPENSE)
Interest income	8,345	33,574	63,666	55,938
Change in Fair Value of Contingent Consideration	(30,000)	(107,000)	(30,000)	(255,000)

TOTAL OTHER INCOME (EXPENSE)	(21,655)	(73,426)	33,666	(199,062)

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,077,468)	406,617	(3,281,399)	413,146

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(1,077,468)	$406,617	$(3,281,399)	$413,146

WEIGHTED AVERGE SHARES OUTSTANDING
BASIC	14,667,216	12,743,379	14,638,359	12,412,442
DILUTED	14,667,216	13,806,761	14,638,359	13,467,562

EARNINGS (LOSS) PER SHARE
BASIC	$(0.07)	$0.03	$(0.22)	$0.03
DILUTED	$(0.07)	$0.03	$(0.22)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259

Shares issued as board compensation	11,136	11	99,989	-	100,000
Shares issued for stock options exercised	35,032	35	112,117	-	112,152
Stock-based compensation expense	-	-	754,512	-	754,512
Net loss	-	-	-	(2,203,931)	(2,203,931)

Balance March 31, 2020	14,646,747	14,647	79,238,886	(35,628,541)	43,624,992

Shares issued as board compensation	7,748	8	100,019	-	100,027
Shares issued for stock options exercised	55,731	56	174,775	-	174,831
Stock-based compensation expense	42,374	42	680,602	-	680,644
Net loss	-	-	-	(1,077,468)	(1,077,468)

Balance June 30, 2020	14,752,600	$14,753	$80,194,282	$(36,706,009)	$43,503,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,038,618	$12,039	$48,725,211	$(30,278,805)	$18,458,445

Cumulative effect of change in accounting principle related to lease accounting	-	-	-	(3,229)	(3,229)
Shares issued for restricted stock awards	130,001	130	(130)	-	-
Shares issued for stock options exercised	101,878	102	343,683	-	343,785
Shares issued as board compensation	8,336	8	106,026	-	106,034
Stock-based compensation expense	-	-	530,312	-	530,312
Net income	-	-	-	6,529	6,529

Balance March 31, 2019	12,278,833	12,279	49,705,102	(30,275,505)	19,441,876

Public offering of common shares for cash, net of offering costs	1,769,275	1,769	21,302,057	-	21,303,826
Shares issued for stock options exercised	60,295	61	214,253	-	214,314
Shares issued as board compensation	8,336	8	135,035	-	135,043
Stock-based compensation expense	-	-	408,087	-	408,087
Net income	-	-	-	406,617	406,617

Balance June 30, 2019	14,116,739	$14,117	$71,764,534	$(29,868,888)	$41,909,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,281,399)	$413,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	1,040,463	425,873
Stock-based compensation	1,435,156	938,399
Stock issued for board services	200,027	241,077
Provision for loss on accounts receivable	40,000	-
Change in fair value of contingent consideration	30,000	255,000
Changes in:
Accounts receivable	(3.427,166)	(966,658)
Prepaid expenses and other assets	(1,785,422)	(202,036)
Accounts payable	3,747	785
Revenue share payable	1,878,051	55,824
Accrued expenses and other liabilities	186,682	(511,976)
Deferred revenue	68,678	158,766
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,611,183)	808,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(24,998)	(47,739)
Purchase of intangible assets	-	(1,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(24,998)	(1,047,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commission costs	286,983	22,163,636
Expenses related to issuance cost of common stock	-	(301,711)
Payment of contingent consideration	(1,389,188)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,102,205)	21,861,925
NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,738,386)	21,622,386
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,852,680	8,914,034
CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,114,294	$30,536,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Intangible asset additions included in accounts payable	$-	$500,000
Non-cash effect of cumulative adjustments to accumulated deficit	$-	$3,229
Lease liabilities arising from right of use assets	$-	$672,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

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

The condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2020, and our results of operations, changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the statements of cash flows for the six months ended June 30, 2020 and 2019 have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of that date.

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

We operate in one reportable segment. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – NEW ACCOUNTING STANDARDS

Recently adopted

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

In August 2019, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements and became effective for the Company on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

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

Not yet Adopted

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

NOTE 3 – LEASES

We have operating leases for office space in three multitenant facilities with lease terms greater than 12 months, which are recorded as assets and liabilities on our balance sheet. These leases include our corporate headquarters, located in Rochester, Michigan, a customer service facility in Cranbury, New Jersey, and a technical facility in Zagreb, Croatia. Certain leases contain renewal options and, for the headquarters lease, we have assumed renewal. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short term lease costs include month to month leases in shared office space facilities, such as WeWork, or similar locations.

For the three and six months ended June 30, 2020, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Operating lease cost	$32,814	$65,627
Short-term lease cost (1)	36,186	80,815
Total lease cost	$69,000	$146,442

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

NOTE 3 – LEASES (continued)

For the three and six months ended June 30, 2019, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$32,591	$64,175
Short-term lease cost (1)	9,951	18,892
Total lease cost	$42,542	$83,067

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of June 30, 2020:

As of June 30, 2020

2020(a)	$69,119
2021	140,367
2022	102,367
2023	99,209
2024	80,375
Thereafter	70,224
Total	561,661
Less: imputed interest	54,495
Total lease liabilities	$507,166

(a) For the six-month period beginning July 1, 2020.

The weighted average remaining lease term at June 30, 2020 for operating leases is 4.7 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $57,019 and $64,175 for the six months ending June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, payments on lease obligations were $68,900 and $51,937, respectively, and amortization on the right of use assets was $56,357 and $52,592, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the quarters ended June 30, 2020, and March 31, 2020 we issued 55,731 shares and 35,032 shares of our common stock, respectively, and received proceeds of $174,775 and $112,117, respectively, in connection with the exercise of stock options under our 2013 equity compensation plan.

During the quarters ended June 30, 2019 and March 31, 2019, we issued 60,295 shares and 101,878 shares of our common stock, respectively, and received proceeds of $214,314 and $343,785, respectively, in connection with the exercise of stock options under our 2013 equity compensation plan. We also issued 130,001 shares of our common stock in the quarter ended March 31, 2019 in connection with restricted stock awards awarded in 2018.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

We also issued 42,374 shares in the six months ended June 30, 2020 in connection with restricted stock awards as described in more detail in Note 5 – Stock Based Compensation.

Our Director Compensation Plan calls for issuance of shares of common stock each quarter to each independent director. In 2020, we issued 11,136 shares valued at $100,000 in the quarter ended March 31, 2020 and 7,748 shares valued at $100,027 in the quarter ended June 30, 2020. In 2019, we issued 8,336 shares each quarter, valued at $106,834 and $135,043 for the quarters ended March 31, and June 30, respectively.

During the quarter ended June 30, 2019, in an underwritten primary offering, we issued 1,769,275 shares of our common stock for gross proceeds of $23,000,575. In connection with this transaction, we incurred equity issuance costs of $1,696,749 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $21,303,826.

NOTE 5 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation. We recorded $1,021,787 and $907,109 in compensation expense in the six months ended June 30, 2020 and 2019, respectively, related to options issued under our stock-based incentive compensation plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $1,867,549 of remaining expense related to unvested options to be recognized in the future over a weighted average remaining period of approximately 1.3 years. The total intrinsic value of outstanding options at June 30, 2020 was $12,281,047.

The company also recorded expense related to restricted stock awards of $413,369 and $31,290 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $1,039,157 of remaining expense related to unvested restricted stock awards to be recognized in the future related to 132,374 shares of restricted stock awards that were unvested at June 30, 2020. A total of 42,374 shares related to these restricted stock awards vested in 2020 and were issued during the six months ended June 30, 2020.

NOTE 6 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$(1,077,468)	$406,617	$(3,281,399)	$413,146

Denominator
Weighted average shares outstanding used in computing earnings per share
Basic	14,667,216	12,743,379	14,638,359	12,412,442
Effect of dilutive stock options, warrants, and unvested restricted stock awards	-	1,063,382	-	1,055,120
Diluted	14,667,216	13,806,761	14,638,359	13,467,562

Earnings (loss) per share
Basic	$(0.07)	$0.03	$(0.22)	$0.03
Diluted	$(0.07)	$0.03	$(0.22)	$0.03

No calculation of diluted earnings per share is included for 2020 as the effect of the calculation would be antidilutive. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2020 was 826,777 and 782,575 shares in the three and six months ended June 30, 2020, respectively, related to options, and 132,374 shares related to restricted stock for the three and six months ended June 30, 2020. This results in total shares excluded from the calculation of 959,151 and 914,949 for the three and six month periods ended June 30, 2020, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In July 2020, we received proceeds of $193,768 and issued 64,261 shares of common stock in conjunction with the exercise of stock options.

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2020 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, cybersecurity, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have not observed any noticeable impact on our revenue related to these conditions in the recently completed fiscal quarter, or through the date of this filing, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe.

In March 2020, we enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing all offices, having employees work from home, and eliminating all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it does not impact our ability to execute on our contracts or deliver our core services. Our offices remain closed and we continue to prohibit travel through the date of this filing and expect to continue operating in this fashion for the foreseeable future. Our customers provide essential services in the healthcare industry and we believe that our digital communication technology is more important than ever in this environment. However, our revenue often comes from advertising or marketing budgets, and in a sustained economic downturn, those categories of spending may be cut.

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

Company Highlights through July 2020

1.	Revenue was a record $8.8 million in the second quarter of 2020, up 25% versus the same year-ago quarter.

2.	Revenues for the six months ended June 30, 2020 was $16.4 million, a 34% increase over the same period in 2019.

Gross profit was $5.1 million in the second quarter of 2020, up 19% as compared to the same year-ago quarter.

3.	Finalized an agreement with a partner with a large Epic and Cerner footprint, bringing access to additional healthcare providers in a hospital setting.

4.	We launched a new technology solution aimed at increasing speed to therapy for patients by providing timely access to enrollment forms for specialty drugs within the provider workflow and we already have three active programs.

5.	Launched TelaRep™, a digital health tool that enables physicians to connect to pharmaceutical sales representatives via on-demand video consults within a physician’s existing EHR workflow.

6.	We focused on the process of converting our active clients to enterprise contracts covering multiple brands and products to further entrench our longstanding relationships.

7.	We expanded our Board of Directors, adding Greg Wasson, former President and CEO of Walgreens Boots Alliance, and a veteran of the retail pharmacy industry and a valuable and timely addition to our board as we look to enhance patient connectivity at the point-of-dispense.

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

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Revenues

Our total revenue reported for the three months ended June 30, 2020 was approximately $8.8 million, an increase of 25% over the approximately $7.0 million from the same period in 2019. Our total revenue for the six months ended June 30, 2020 was approximately $16.4 million, an increase of 34% over the approximately $12.2 million from the same period in 2019. The increased revenue in both periods resulted primarily from increases in sales in our messaging products and patient engagement products, including from our acquisition of RMDY Health in 2019. We do not breakout revenue by service at this stage, but as we achieve greater scale we plan to determine the best way to present the growth by service.

Cost of Revenues

Our cost of revenue percentage, comprised primarily of revenue share expense, increased as a percentage of revenues in both the three and six month periods ended June 30, 2020, as compared to the same periods in 2019, as set forth in the table below. This increase was a result of product mix. Both 2019 periods contained an unusually high percentage of launch assistance services and other nonrecurring revenue that was not subject to revenue share expense. As we have previously discussed, we expect our cost of revenues to normalize at 40.0% or lower for 2020.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Cost of Revenues %	41.4%	38.4%	42.0%	35.0%
Gross Margin %	58.6%	61.6%	58.0%	65.0%

Gross Margin

As reflected in the table above, our gross margin decreased in both 2020 periods from the prior year periods. As discussed under cost of revenues above, we had an unusually favorable product mix in the 2019 periods that had a positive impact our margin in 2019. Our gross margin for the full year of 2019 was 62.7%. Our gross margin was 57.3% in the first quarter of 2020 and improved to 58.0% in the second quarter. We expect our gross margin to improve on a quarter over quarter basis for the balance of the year, with a target of 63.0% for the year..

Operating Expenses

Operating expenses increased from approximately $3.8 million for the three months ended June 30, 2019 to approximately $6.2 million for the same period in 2020. Operating expenses increased from approximately $7.3 million for the six months ended June 30, 2019 to approximately $12.8 million for the same period in 2020. Overall, the increase resulted from our efforts to expand our product line and build out our organization to establish a strong base for current and future growth. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Salaries, Wages, & Benefits	$3,176,460	$2,101,309	$6,382,597	$3,790,343
Stock-based Compensation	780,670	543,130	1,635,182	1,179,476
Professional Fees	186,834	131,690	672,304	359,088
Board Fees	51,375	34,250	102,750	68,500
Investor Relations	28,677	22,081	48,127	43,817
Consultants	168,263	51,640	259,678	95,500
Advertising and Promotion	230,911	163,903	410,310	354,713
Depreciation, Amortization, and Non-cash Lease Expense	520,794	235,571	1,040,463	425,872
Development and Maintenance	607,003	221,891	1,165,661	398,109
Integration Incentives	207,973	47,914	415,946	89,792
Office, Facility, and Other	227,956	127,459	381,477	246,511
Travel and Entertainment	13,111	158,267	287,623	281,173

Total Operating Expense	$6,200,027	$3,839,105	$12,802,118	$7,332,894

The largest increases in operating expenses are related to salaries, wages, and benefits and other human resource related costs. Since the beginning of the first quarter of 2019, we have significantly expanded our sales force, made an acquisition to expand our product portfolio, and added to our product development, data, and finance teams. These new hires have established a strong basis for significant future growth and have also resulted in increases in benefits, payroll taxes, and related travel. The increased stock-based compensation results from the grant of new options and the increased number of team members. We expect salaries, wages, & benefits, as well as stock-based compensation to remain at similar levels, or only increase slightly, for the balance of the year. We expect travel expense to remain low for the balance of the year as a result of the COVID-19 pandemic.

Professional fees increased in 2020 as a result of our change in auditor to a larger firm and associated higher fees, as well as the acquisition we completed in late 2019. This increased the complexity of our year-end audit and we were required to obtain third party valuations of the allocation of our purchase price and the fair value of those assets and liabilities as of December 31, 2019, including the contingent purchase price payable. In addition, our legal fees have increased related to the many new contracts we have signed.

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

The purchase price allocations for both of our recent acquisitions included potential additional consideration to be paid if certain revenue levels are achieved in 2019, 2020, and 2021. That liability is required to be adjusted to fair value each quarter. The increase in the fair value of contingent consideration in 2019 related to our acquisition of CareSpeak Communications in 2018. The maximum amount of potential contingent consideration related to CareSpeak was recorded as of December 31, 2019 and we still expect the maximum amount to be paid. The increase in contingent consideration in 2020 relates to our acquisition of RMDY Health, Inc. in 2019. We currently expect to pay $3.75 million of contingent consideration related to the RMDY Health acquisition, up from the $3.72 million recorded at the time of acquisition.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to continue at the second quarter of 2020 level, or slightly lower as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and we are seeing the results of the investment in our team last year in our strong revenue growth this year. We do not expect human resource costs to increase as quickly as revenues.

Net Income (Loss)

We had a net loss of $1.1 million for the three months ended June 30, 2020, as compared to net income of $0.4 million during the same period in 2019, and down from the $2.2 million loss in the three months ended March 31, 2020. We had a loss of approximately $3.3 million for the six months ended June 30, 2020, as compared to net income of approximately $0.4 million during the same period in 2019. The reasons and specific components associated with the change are discussed above. Overall, the loss resulted from increased operating expenses to support strong revenue growth throughout 2020 and beyond.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $27.6 million, compared with current liabilities of $12.2 million, resulting in working capital of approximately $15.4 million and a current ratio of 2.3 to 1. This represents a decrease from our working capital of approximately $21.0 million and current ratio of 4.4 to 1 at December 31, 2019.

Our operating activities used approximately $3.6 in cash flow during the six months ended June 30, 2020, compared with cash provided of approximately $0.8 million in the same period in 2019. In the 2020 period, operating activities used $3.7 million in the first quarter and provided approximately $0.1 million in the quarter ended June 30, 2020. The cash used in the 2020 period was primarily the result of increased investment in working capital; in particular, we made a $2.0 million prepayment to a partner that accounts for the bulk of the increase in prepaid expenses and will be expensed over the balance of the year as revenue is generated through that channel. In addition, as a result of our strong revenue growth, our trade receivables increased by $3.4 million, which was partially offset by increased revenue share of $1.9 million owed to our channel partners. This increase in accounts receivable does not reflect on our customers’ ability to pay. Our customers are large multinational companies that generally dictate extended payment terms, but offer discounts for quick payment. Since we have sufficient cash reserves, we do not take advantage of the discounts, which translates to relatively high implied rates of interest. The cash provided in the 2019 period was the result of our net income increased by noncash expenses.

We used approximately $25,000 and $1.05 million in investing activities for the six months ended June 30, 2020, and 2019, respectively. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities.

We had a net use of cash in financing activities in the six months ended June 30, 2020. This included proceeds from financing activities of approximately $0.3 million related to the exercise of stock options offset by approximately $1.4 million in payments related to contingent consideration. We had net proceeds of $21.9 million from financing activities during the six months ended June 30, 2019, primarily from a secondary offering of common stock in June 2019.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2019, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over its key financial information technology (IT) systems; and (ii) inadequate controls to ensure that data received from third parties is complete and accurate. Those weaknesses have largely been remediated as of June 30, 2020; however, the passage of additional time is required to be able to test the effectiveness of the remediation.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2020, we implemented additional user access security controls and other controls of IT security and are in the process of implementing additional change management controls. We have also implemented and documented additional controls over data received from third parties. We expect to have these new controls fully implemented and tested by the end of the third quarter of 2020 and to be able to consider them fully remediated at that time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2020, we issued 7,748 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 55,731 shares of common stock during the three months ended June 30, 2020, in connection with the exercise of options under our 2013 equity compensation plan and an additional 42,374 shares under the same plan in connection with restricted stock awards.

Subsequent to the reporting period, in July, 2020, we received proceeds of $193,768 and issued 64,261 shares of common stock in conjunction with the exercise of stock options.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: August 5, 2020
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: August 5, 2020
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer