Form 10-Q
period 2020-09-30
OptimizeRx Corp
filed 2020-11-09
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,108,646 common shares as of November 5, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 (unaudited)
5	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 (unaudited)
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$12,032,538	$18,852,680
Accounts receivable, net	13,332,552	7,418,025
Prepaid expenses	1,867,590	871,043
Total Current Assets	27,232,680	27,141,748
Property and equipment, net	151,809	176,014
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	5,464,916	6,238,453
Patent rights, net	2,388,320	2,550,587
Other intangible assets, net	4,677,439	5,151,102
Right of use assets, net	474,906	559,863
Other assets and deposits	16,013	80,727
Total Other Assets	27,761,625	29,320,763
TOTAL ASSETS	$55,146,114	$56,638,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$480,502	$492,995
Accrued expenses	1,794,019	1,800,635
Revenue share payable	3,642,088	1,618,438
Current portion of lease obligations	121,583	115.431
Current portion of contingent purchase price payable	1,610,813	1,500,000
Deferred revenue	461,277	580,014
Total Current Liabilities	8,110,282	6,107,513
Non-current Liabilities
Lease obligations, net of current portion	356,618	448,753
Contingent purchase price payable, net of current portion	-	5,220,000
Total Non-current Liabilities	356,618	5,668,753
Total Liabilities	8,466,900	11,776,266

Commitments and contingencies (See Note 8)	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at September 30, 2020 or December 31, 2019	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,072,226 and 14,600,579 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	15,072	14,601
Additional paid-in-capital	83,653,045	78,272,268
Accumulated deficit	(36,988,903)	(33,424,610)
Total Stockholders’ Equity	46,679,214	44,862,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,146,114	$56,638,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET REVENUE	$10,519,191	$5,002,767	$26,887,022	$17,218,492
COST OF REVENUES	4,504,844	1,981,143	11,385,622	6,251,766
GROSS MARGIN	6,014,347	3,021,624	15,501,400	10,966,726

OPERATING EXPENSES	6,191,069	5,008,934	18,993,187	12,341,827
LOSS FROM OPERATIONS	(176,722)	(1,987,310)	(3,491,787)	(1,375,101)

OTHER INCOME (EXPENSE)
Interest income	4,218	136,368	67,884	192,305
Change in fair value of contingent consideration	(110,390)	280,000	(140,390)	25,000
TOTAL OTHER INCOME (EXPENSE)	(106,172)	416,368	(72,506)	217,305

LOSS BEFORE PROVISION FOR INCOME TAXES	(282,894)	(1,570,942)	(3,564,293)	(1,157,796)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(282,894)	$(1,570,942)	$(3,564,293)	$(1,157,796)

WEIGHTED AVERGE SHARES OUTSTANDING
BASIC	14,900,971	14,146,489	14,726,534	12,996,590
DILUTED	14,900,971	14,146,489	14,726,534	12,996,590

EARNINGS (LOSS) PER SHARE
BASIC	$(0.02)	$(0.11)	$(0.24)	$(0.09)
DILUTED	$(0.02)	$(0.11)	$(0.24)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259

Shares issued for stock options exercised	35,032	35	112,117	-	112,152
Shares issued as board compensation	11,136	11	99,989	-	100,000
Stock-based compensation expense	-	-	754,512	-	754,512
Net loss	-	-	-	(2,203,931)	(2,203,931)

Balance March 31, 2020	14,646,747	14,647	79,238,886	(35,628,541)	43,624,992

Shares issued for stock options exercised	55,731	56	174,775	-	174,831
Shares issued as board compensation	7,748	8	100,019	-	100,027
Stock-based compensation expense	42,374	42	680,602	-	680,644
Net loss	-	-	-	(1,077,468)	(1,077,468)

Balance June 30, 2020	14,752,600	14,753	80,194,282	(36,706,009)	43,503,026

Shares issued for stock options exercised	198,024	198	1,044,899	-	1,045,097
Shares issued as board compensation	5,915	6	124,978	-	124,984
Stock-based compensation expense	21,186	21	631,432	-	631,453
Shares issued for contingent purchase price and escrow hold back	94,501	94	1,657,454	-	1,657,548
Net loss	-	-	-	(282,894)	(282,894)

Balance September 30, 2020	15,072,226	$15,072	$83,653,045	$(36,988,903)	$46,679,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2019	12,038,618	$12,039	$48,725,211	$(30,278,805)	$18,458,445

Cumulative effect of change in accounting principle related to lease accounting	-	-	-	(3,229)	(3,229)
Shares issued for previous year restricted stock awards	130,001	130	(130)	-	-
Shares issued for stock options exercised	101,878	102	343,683	-	343,785
Shares issued as board compensation	8,336	8	106,026	-	106,034
Stock-based compensation expense	-	-	530,312	-	530,312
Net income	-	-	-	6,529	6,529

Balance March 31, 2019	12,278,833	12,279	49,705,102	(30,275,505)	19,441,876

Public offering of common shares for cash, net of offering costs	1,769,275	1,769	21,302,057	-	21,303,826
Shares issued for stock options exercised	60,295	61	214,253	-	214,314
Shares issued as board compensation	8,336	8	135,035	-	135,043
Stock-based compensation expense	-	-	408,087	-	408,087
Net income	-	-	-	406,617	406,617

Balance June 30, 2019	14,116,739	14,117	71,764,534	(29,868,888)	41,909,763

Shares issued for stock options exercised	48,775	49	206,275	-	206,324
Shares issued as board compensation	8,336	8	120,697	-	120,705
Stock-based compensation expense	-	-	469,539	-	469,539
Net loss	-	-	-	(1,570,942)	(1,570,942)

Balance September 30, 2019	14,173,850	$14,174	$72,561,045	$(31,439,830)	$41,135,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,564,293)	$(1,157,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and non-cash lease expense	1,563,883	745,928
Stock-based compensation	2,066,609	1,407,938
Stock issued as board compensation	325,011	361,782
Provision for loss on accounts receivable	80,000	-
Change in fair value of contingent consideration	140,390	(25,000)
Changes in:
Accounts receivable	(5,994,527)	(700,549)
Prepaid expenses and other assets	(931,833)	(469,623)
Accounts payable	(12,493)	184,464
Revenue share payable	2,023,650	(240,329)
Accrued expenses and other liabilities	704,559	(772,953)
Deferred revenue	(118,737)	505,279
NET CASH USED IN OPERATING ACTIVITIES	(3,717,781)	(160,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(45,254)	(61,457)
Purchase of intangible assets	-	(1,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(45,254)	(1,061,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commission costs	1,332,080	22,369,960
Expenses related to issuance cost of common stock	-	(301,711)
Payment of contingent consideration	(4,389,187)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,057,107)	22,068,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,820,142)	20,845,933

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,852,680	8,914,034

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,032,538	$29,759,967

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Intangible asset additions included in accounts payable	$-	$500,000
Acquisition liabilities paid in common stock	$1,550,000	$-
Non-cash effect of cumulative adjustments to accumulated deficit	$-	$3,229
Lease liabilities arising from right of use assets	$-	$672,809

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

We are a digital health company that provides communications solutions for life science companies, physicians and patients. Connecting over half of healthcare providers in the U.S. and millions of patients through a proprietary network, the OptimizeRx digital health platform helps patients afford and stay on medications. The platform unlocks new patient and physician touchpoints for life science companies along the patient journey, from point-of-care, to retail pharmacy, through mobile patient engagement.

The condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2020, and our results of operations, changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the statements of cash flows for the nine months ended September 30, 2020 and 2019 have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of that date.

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

We operate in one reportable segment. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

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

Not yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial position, results of operations, or cash flows.

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

For the three and nine months ended September 30, 2020, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$32,814	$98,441
Short-term lease cost (1)	36,002	116,817
Total lease cost	$68,816	$215,258

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LEASES (continued)

For the three and nine months ended September 30, 2019, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$33,868	$98,043
Short-term lease cost (1)	11,771	30,663
Total lease cost	$45,639	$128,706

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of September 30, 2020:

As of September 30, 2020
2020 (a)	$34,636
2021	140,367
2022	102,367
2023	99,209
2024	80,375
Thereafter	70,224
Total	527,177
Less: imputed interest	48,977
Total lease liabilities	$478,200

(a)	For the three-month period beginning October 1, 2020.

The weighted average remaining lease term at September 30, 2020 for operating leases is 4.5 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $105,267 and $94,105 for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $33,919 and $29,930 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, payments on lease obligations were $28,482 and $27,134, respectively, and amortization on the right of use assets was $28,600 and $27,430, respectively. For the nine months ended September 30, 2020 and 2019, payments on lease obligations were $87,599 and $79,071, respectively, and amortization on the right of use assets was $84,957 and $80,022, respectively.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – CONTINGENT PURCHASE PRICE PAYABLE

The contingent purchase price payable relates to the acquisitions of CareSpeak Communications in 2018 and RMDY Health in 2019. The CareSpeak contingent amount is based on the CareSpeak product line achieving certain revenue targets in 2019 and 2020. The revenue target for 2019 was achieved and the revenue target for 2020 has been achieved as of September 30, 2020. The maximum amount payable under the agreement is $3.0 million. A total of $1,389,187 has been paid so far in 2020 and the remaining balance of $1,610,813 is payable in early 2021 and is reflected as a short-term liability on the consolidated balance sheet.

The RMDY Health contingent amount was based on that product line achieving certain revenue targets in 2020 and 2021. The minimum amount payable under the agreement was $2.0 million and the maximum amount payable was $30 million. As of the acquisition date in 2019, we estimated the contingent purchase price payable to be $3.72 million and recorded that amount in 2019. During the quarter ended September 30, 2020, we reached an agreement with the RMDY Health shareholders to fix the liability at $3.75 million payable in a combination of cash and stock. A total of $3.0 million was paid in cash and $750,000 in common stock. There is no further liability to the former shareholders of RMDY Health as of September 30, 2020.

The income statement includes a charge of $140,390 related to the change in fair value of the contingent consideration. There are three components to this charge. The first is the $30,000 recorded as of June 30, 2020 to adjust the initial estimate of $3.72 million to $3.75 million. The second component relates to the payment in common stock. Under the terms of the agreement, the number of shares to be issued was calculated based on a volume weighted average price. On the date of the agreement, the value of the stock exceeded the volume weighted average price, so the difference was recorded as a change in the fair value. The third component was a deferred payment related to potential claims, previously included in accrued expenses, that was payable either in stock or cash of $800,000. We chose to make this payment in stock and the number of shares was also based on a volume weighted average price. On the date of the agreement, the value of the stock exceeded the volume weighted average price, so the difference was recorded as a change in the fair value. The change in the fair value of contingent consideration recorded in the quarter ended September 30, 2020, was entirely related to the variance between the volume weighted average prices and actual price of the common stock on the date of the agreement.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the quarters ended September, 30, 2020, June 30, 2020, and March 31, 2020, we issued 198,024 shares, 55,731 shares, and 35,032 shares of our common stock, and received proceeds of $1,045,097, $174,831 and $112,152, respectively, in connection with the exercise of stock options under our 2013 incentive plan.

During the quarters ended September 30, 2019, June 30, 2019 and March 31, 2019, we issued 48,775 shares, 60,295 shares and 101,878 shares of our common stock, and received proceeds of $206,324, $214,314 and $343,785, respectively, in connection with the exercise of stock options under our 2013 incentive plan. We also issued 130,001 shares of our common stock in the quarter ended March 31, 2019 in connection with restricted stock awards awarded in 2018.

We also issued 63,560 shares of our common stock in the nine months ended September 30, 2020 in connection with restricted stock awards as described in more detail in Note 6 – Stock Based Compensation.

Our Director Compensation Plan calls for issuance of shares of common stock each quarter to each independent director. In 2020, we issued 11,136 shares valued at $100,000 in the quarter ended March 31, 2020, 7,748 shares valued at $100,027 in the quarter ended June 30, 2020, and 5,915 shares valued at $124,984 in the quarter ended September 30, 2020. In 2019, we issued 8,336 shares each quarter, valued at $106,034, $135,043 and $120,705 for the quarters ended March 31, June 30 and September 30, respectively.

During the quarter ended June 30, 2019, in an underwritten primary offering, we issued 1,769,275 shares of our common stock for gross proceeds of $23,000,575. In connection with this transaction, we incurred equity issuance costs of $1,696,749 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to our company of $21,303,826.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation. We recorded $1,447,826 and $1,329,713 in compensation expense in the nine months ended September 30, 2020 and 2019, respectively, related to options issued under our 2013 incentive plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $1,603,417 of remaining expense related to unvested options to be recognized in the future over a weighted average remaining period of approximately 1.7 years. The total intrinsic value of outstanding options at September 30, 2020 was $22,611,933.

The Company also recorded expense related to restricted stock awards of $618,783 and $78,225 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $832,473 of remaining expense related to unvested restricted stock awards to be recognized in the future related to 111,186 shares of restricted stock awards that were unvested at September 30, 2020. A total of 63,560 shares related to these restricted stock awards vested in 2020 and were issued during the nine months ended September 30, 2020.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(282,894)	$(1,570,942)	$(3,564,293)	$(1,157,796)

Denominator
Weighted average shares outstanding used in computing earnings per share
Basic	14,900,971	14,146,489	14,726,534	12,996,590
Diluted	14,900,971	14,146,489	14,726,534	12,996,590

Loss per share
Basic	$(0.02)	$(0.11)	$(0.24)	$(0.09)
Diluted	$(0.02)	$(0.11)	$(0.24)	$(0.09)

No calculation of diluted earnings per share is included as the effect of the calculation would be antidilutive. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation was 984,084 and 802,330 shares in the three and nine months ended September 30, 2020, respectively, related to options, and 111,186 shares related to restricted stock for the three and nine months ended September 30, 2020. This results in total shares excluded from the calculation of 1,095,270 and 913,516 for the three and nine months ended September 30, 2020, respectively. Total shares excluded from the calculation were 1,039,598 and 955,740 for the three and nine months ended September 30, 2019.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings

NOTE 9 – SUBSEQUENT EVENTS

In October 2020, we received proceeds of $201,855 and issued 36,420 shares of common stock in conjunction with the exercise of stock options.

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2020 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Overview

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have not observed any noticeable impact on our revenue related to these conditions in the recently completed fiscal quarter, or through the date of this filing, we cannot estimate the impact COVID-19 will have in the future if business and consumer activity decelerates across the globe.

In March 2020, we enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing all offices, having employees work from home, and eliminating virtually all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it does not impact our ability to execute on our contracts or deliver our core services. Our offices remain closed and we continue to prohibit travel through the date of this filing and expect to continue operating in this fashion for the foreseeable future. Our customers provide essential services in the healthcare industry and we believe that our digital communication technology is more important than ever in this environment. However, our revenue often comes from advertising or marketing budgets, and in a sustained economic downturn, those categories of spending may be cut.

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

Current Year Company Highlights through October 2020

1.	Revenue was a record $10.5 million in the third quarter of 2020, up 110% versus the same year-ago quarter.

2.	Revenue for the nine months ended September 30, 2020 was $26.9 million, a 56% increase over the same period in 2019.

3.	Gross profit was $6.0 million in the third quarter of 2020, up 99% as compared to the same year-ago quarter.

4.	Finalized an agreement with a partner with a large Epic and Cerner footprint, bringing access to additional healthcare providers in a hospital setting.

5.	We launched a new technology solution aimed at increasing speed to therapy for patients by providing timely access to enrollment forms for specialty drugs within the provider workflow and we already have three active programs.

6.	We introduced TelaRep™, a digital health tool that enables physicians to connect to pharmaceutical sales representatives via on-demand video consults within a physician’s existing EHR workflow.

7.	We focused on the process of converting our active clients to enterprise contracts covering multiple brands and products to further entrench our longstanding relationships.

8.	We expanded our Board of Directors, adding Greg Wasson, former President and CEO of Walgreens Boots Alliance, a veteran of the retail pharmacy industry and a valuable and timely addition to our board as we look to enhance patient connectivity at the point-of-dispense.

Our success in acquiring, integrating and expanding into new EHR/eRx platforms, as well as other direct to patient partners, continues to grow as well. For the remainder of 2020, we expect to expand our reach to physicians, pharmacies and patients, and also increase the utilization of our existing partners as they improve their workflow and provider reach. With the growth of both our pharmaceutical products and our distribution network, we expect that our messaging solutions, as well as our patient engagement activities, will continue to increase and show strong growth throughout the year.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

Our total revenue reported for the three months ended September 30, 2020 was $10.5 million, an increase of 110% over the $5.0 million from the same period in 2019. Our total revenue for the nine months ended September 30, 2020 was $26.9 million, an increase of 56% over the $17.2 million from the same period in 2019. The increased revenue in both periods resulted primarily from increases in sales in our messaging products and patient engagement products, including from our acquisition of RMDY Health in 2019.

Cost of Revenues

Our cost of revenue percentage, comprised primarily of revenue share expense, increased as a percentage of revenues in both the three and nine month periods ended September 30, 2020, as compared to the same periods in 2019, as set forth in the table below. This increase was a result of product mix. The 2019 nine-month period contained an unusually high percentage of launch assistance services and other nonrecurring revenue that was not subject to revenue share expense. As we have previously discussed, we expect our cost of revenues to decrease slightly in the fourth quarter.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of Revenues %	42.9%	39.6%	42.3%	36.3%
Gross Margin %	57.1%	60.4%	57.7%	63.7%

Gross Margin

As reflected in the table above, our gross margin decreased in both 2020 periods from the prior year periods. As discussed under cost of revenues above, we had an unusually favorable product mix in the nine-month 2019 period that had a positive impact on our margin in 2019. Our gross margin for the full year of 2019 was 62.7%. Our gross margin was 57.3% in the first quarter of 2020, improved to 58.0% in the second quarter, and declined to 57.1% in the third quarter. We expect our gross margin to improve in the fourth quarter.

Operating Expenses

Operating expenses increased from $5.0 million for the three months ended September 30, 2019 to $6.2 million for the same period in 2020. Operating expenses increased from $12.3 million for the nine months ended September 30, 2019 to $19.0 million for the same period in 2020. Overall, the increase resulted from our efforts to expand our product line and build out our organization to establish a strong base for current and future growth. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Salaries, Wages, & Benefits	$3,304,388	$1,882,433	$9,686,985	$5,672,775
Stock-based Compensation	756,437	590,244	2,391,620	1,769,720
Professional Fees	199,262	525,284	871,564	899,915
Board Fees	61,250	34,250	164,000	102,750
Investor Relations	28,356	19,258	76,483	63,075
Consultants	196,396	81,411	492,116	176,911
Advertising and Promotion	101,295	137,276	511,605	491,989
Depreciation, Amortization, and Non-cash Lease Expense	523,420	320,055	1,563,883	745,928
Development and Maintenance	578,054	1,034,281	1,707,670	1,432,390
Integration Incentives	208,807	47,032	624,753	136,825
Office, Facility, and Other	211,602	108,640	593,084	339,607
Travel and Entertainment	21,802	228,770	309,424	509,942
Total Operating Expenses	$6,191,069	$5,008,934	$18,993,187	$12,341,827

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

Professional fees in 2020 are similar to 2019 levels for the nine-month periods ended September 30. Professional fees in the quarter ended September 30, 2020 were much less than the same period in 2019. The 2019 quarter included costs related to our acquisition of RMDY Health.

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

Integration and exclusivity costs represent payments to partners for access and/or exclusivity. These payments are usually made in lump sums and expensed over the term of the contracts. These expenses are an important part of our ability to expand our network and increased in 2020 as a result of new agreements signed.

The purchase price allocations for both of our recent acquisitions included potential additional consideration to be paid if certain revenue levels are achieved in 2019, 2020, and 2021. That liability is required to be adjusted to fair value each quarter. The increase or decrease in the fair value of contingent consideration in 2019 related to our acquisition of CareSpeak Communications in 2018. The maximum amount of potential contingent consideration related to CareSpeak was recorded as of December 31, 2019 and we still expect the maximum amount to be paid. The increase in contingent consideration in 2020 relates to our acquisition of RMDY Health, Inc. in 2019. The amount due under the RMDY agreement was finalized and paid in 2020, so there will be no future adjustments to the contingent purchase payable.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to continue at approximately the third quarter of 2020 level as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and we are seeing the results of the investment in our team last year in our strong revenue growth this year. We do not expect human resource costs to increase as quickly as revenues.

Net Income (Loss)

We had a net loss of $0.3 million for the three months ended September 30, 2020, as compared to net loss of $1.6 million during the same period in 2019, and down from the $2.2 million loss in the three months ended March 31, 2020 and the $1.1 million loss in the three months ended June 30, 2020. We had a loss of approximately $3.6 million for the nine months ended September 30, 2020, as compared to a net loss of approximately $1.2 million during the same period in 2019. The reasons and specific components associated with the change are discussed above. Overall, the increased loss in the nine month period resulted from increased operating expenses to support strong revenue growth throughout 2020 and beyond. That strong revenue growth resulted in a reduced loss in the three months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $27.2 million, compared with current liabilities of $8.1 million, resulting in working capital of approximately $19.1 million and a current ratio of 3.4 to 1. This represents a slight decrease from our working capital of approximately $21.0 million and current ratio of 4.4 to 1 at December 31, 2019.

Our operating activities used approximately $3.7 in cash flow during the nine months ended September 30, 2020, compared with cash used of approximately $0.2 million in the same period in 2019. This use of cash was primarily all in the first quarter. In the 2020 period, operating activities used $3.7 million in the first quarter, provided approximately $0.1 million in the quarter ended June 30, 2020 and used approximately $0.1 million in the quarter ended September 30, 2020. The cash used in the 2020 period was primarily the result of increased investment in working capital; in particular, we made a prepayment to a partner that accounts for the bulk of the increase in prepaid expenses and will be expensed over the balance of the year as revenue is generated through that channel. In addition, as a result of our strong revenue growth of 110% in the third quarter, our trade receivables increased by $6.0 million, which was partially offset by increased revenue share of $2.0 million owed to our channel partners. Only a portion of our revenue is subject to revenue share and the payment terms to our partners are different than the terms that we receive from customers. While there is an indirect relationship between changes in accounts receivable and revenue share payable, they are both dependent on product and customer mix and relative changes in a particular period are impacted by such factors.

This increase in accounts receivable does not reflect on our customers’ ability to pay. Our customers are large multinational companies and many dictate extended payment terms, but also offer discounts for quick payment. Since we have sufficient cash reserves, we do not take advantage of the discounts, which translate to extremely high implied rates of interest. The cash used in the 2019 period was the result of our net loss during the period, offset by non-cash expenses.

We used approximately $45,000 and $1.1 million in investing activities for the nine months ended September 30, 2020, and 2019, respectively. These investments related to purchases of equipment, as well as investments in software to expand our network capabilities.

We had a net use of cash in financing activities in the nine months ended September 30, 2020. This included proceeds from financing activities of approximately $1.3 million related to the exercise of stock options offset by approximately $4.4 million in payments related to contingent consideration. We had net proceeds of $22.1 million from financing activities during the nine months ended September 30, 2019, primarily from a secondary offering of common stock in June 2019. There have been no proceeds from investment offerings in 2020.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in our annual report on Form 10-K for the year ended December 31, 2019, management identified the following material weaknesses which have caused management to conclude that our disclosure controls and procedures were not effective: (i) inadequate information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over its key financial information technology (IT) systems; and (ii) inadequate controls to ensure that data received from third parties is complete and accurate. Those weaknesses have been remediated as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, we implemented additional user access security controls and other controls of IT security, as well as implemented additional change management controls to remediate the previously identified material weakness. We have also implemented and documented additional controls over data received from third parties to remediate the material weakness related to this data.

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

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic;

●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

●	the actions taken in response to economic disruption;

●	the impact of business disruptions;

●	the increase in business failures that we may utilize as industry partners and the customers we serve;

●	uncertainty as to the impact or staff availability during and post the pandemic; and

●	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2020, we issued 5,915 shares of common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 198,024 shares of common stock during the three months ended September 30, 2020, in connection with the exercise of options under our 2013 incentive plan and an additional 21,186 shares under the same plan in connection with restricted stock awards.

Subsequent to the reporting period, in October, 2020, we received proceeds of $201,855 and issued 36,420 shares of common stock in conjunction with the exercise of stock options.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: November 9, 2020
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: November 9, 2020
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer