Form 10-K
period 2020-12-31
OptimizeRx Corp
filed 2021-03-08
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $185,090,055

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,806,637 common shares as of March 3, 2021.

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

Item 1. Business

Overview

OptimizeRx is a digital health company that provides communications solutions for life science companies, physicians and patients. Connecting over half of healthcare providers in the U.S. and millions of patients through a proprietary network, the OptimizeRx digital health platform helps patients afford and stay on medications. The platform unlocks new patient and physician touchpoints for life science companies along the patient journey, from point-of-care, to retail pharmacy, through mobile patient engagement.

2020 Company Highlights

1.	Our net revenue increased to a record $43.3 million in 2020, a 76% increase over 2019
2.	Our net revenue increased to a record $16.4 million in Q4 2020, up 123% over Q4 2019.
3.	We expanded our sales leadership team by a adding a point of care expert and established a strong base for growth in 2021.
4.	We launched our TelaRep solution in April and in December, it was recognized as one of the most innovative products for life sciences in 2020 by PM 360 magazine.

Sales and Marketing Update

Our sales team continues to expand our business with existing and new clients communicating the increased value of our enterprise platform approach.  We are focused on increasing the depth and breadth of our business across existing client product portfolios by maximizing the utilization of our network.  We are expanding our business by providing new solutions and obtaining new clients. Our team is also working on converting current clients from individual solutions to enterprise platform deals with access to our full set of solutions across our network. These enterprise deals enable us to increase our revenue per customer, and give us a more predictable and consistent revenue stream.

While our expenditures were down in 2020 due to the global pandemic, we have continued to ramp up our marketing efforts by focusing more heavily on strategic content with thought leadership in the media and at events, as well as tailoring our solution marketing with an account-based approach.  Our efforts are focused on cementing our image as a strategic partner with our buyers, so we have expanded our panel of thought leadership voices to include more of our leadership team. They are actively participating as speakers and panelists at industry events, and we have significantly increased our footprint within earned industry media. Additionally, we hosted a series of webinars featuring industry leaders in 2020 to foster collaboration, and we introduced the first annual Innovate4Outcomes event, bringing together thought leaders from across the healthcare industry to collaborate on solutions to some of the toughest challenges facing life sciences and providers.

We expanded our attendance and participation at investor conferences in 2020, most on a virtual basis. We have built marketing strategy momentum in 2020 with increased industry visibility that we expect to expand in 2021.

Operational Update

In 2020, we continued to expand our existing network and physician utilization of our partner networks. We continue to work individually with our partners to improve point-of-care workflow, increase overall revenue derived from each channel and increase coupon utilization by providers who have access. We are also focused on increasing the number of physicians who have access to our service offerings. In addition to revenue growth provided by new pharma brands and network partners, we believe there is significant revenue growth potential within existing brands by better utilizing our existing partner networks and expanding our available solutions.

We also signed agreements with partners that give us access to provide messages directly to consumers.

Technology Update

To support our growth and to further improve the efficiency of our systems, we have moved our core platforms to Amazon Web Services. As a result of our acquisitions in 2018 and 2019, we now have tech teams based in both Croatia and Israel, in addition to our core team in the U.S., to help develop further applications throughout the organization.

Principal Solutions and Applications

Our principal solutions and applications can be summarized as follows:

●	Financial Messaging – Our integrated financial messaging platform is a revolutionary virtual “Patient Support Center” that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support options through their EMR and/or e-Prescribe systems. It allows them to search, print or electronically dispense directly to patients and a national network of pharmacies. Our platform eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings for their patients. Today, nearly 60% of doctor offices ban or limit drug representatives and the samples they offer. While samples are still valuable, our solution addresses the fact that many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

●	Brand and Therapeutic Support Messaging – Our brand messaging services include a variety of brand awareness and therapeutic support messaging services that can be tailored to meet the needs of a brand. These messages can include brand awareness messages, reminder ads, therapeutic support messages and unbranded messages that can be targeted by specialty, diagnostic code and other criteria. Brand messaging is highly complementary to our core financial messaging solution. Historically, we have sold brand messaging based on specific solutions offered by our Electronic Health Record (“EHR”) partners, but we have developed our own proprietary banner messaging system, rolled this solution out in 2017, and expanded it since then. We also developed our own therapeutic support messaging system and launched it with our first partner in late 2018. We believe brand messaging represents a significant growth opportunity for us.

●	Brand Support – Our brand support is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their solutions. Our services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists pharmaceutical manufacturers in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but represents a significant growth opportunity for us.

●	Patient Engagement – Our patient engagement activities arose out of our acquisition of CareSpeak Communications in October 2018, followed by our acquisition of RMDY Health in 2019. Our technology solution provides digital messaging services through our cloud based Mobile Health Messenger (“MHM”) Platform. We provide interactive health messaging for improved medication adherence and care coordination. Our HIPAA-compliant, automated, mobile messaging platform allows pharmaceutical manufactures and related entities to directly engage with patients to improve regimen compliance. We also deliver patient programs with treatment and affordability information, lifestyle and condition trackers, Internet device connectivity, forms and surveys, with this all supported by a wide range of communication capabilities delivered via chat, bots, audio and telehealth. We enable this functionality for our customers, with our solutions delivering a variety of intervention mechanisms that help treat chronic conditions, such as diabetes and heart disease.

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

Intellectual Property

In 2012, we were awarded a patent for our innovative solution (US Patent No. 8,341,015). This award was a result of our extensive research and development efforts. The awarded claims cover our ability to electronically process, display and distribute eligible prescription savings on the medications and therapies healthcare providers wish to prescribe for their patients. As part of our acquisition of CareSpeak Communications, we also acquired (US Patent No. 7,956,727) related to methods and systems for medication management. We also have other patent applications submitted in various stages of review.

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

Employees

As of December 31, 2020, we had 57 full-time employees in the U.S, as well as 14 full-time international employees. None of our employees are represented by a labor union with respect to their employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Subsidiaries

We conduct our operations through our wholly-owned subsidiaries, OptimizeRx Corporation, a Michigan corporation, CareSpeak Communications, Inc., a New Jersey corporation, CareSpeak Communications, D.O.O, a controlled foreign corporation incorporated in Croatia, RMDY Health, Inc. a Delaware corporation, and Cyberdiet, a controlled foreign corporation incorporated in Israel.

Recent developments

In March 2021, our Board of Directors amended the 2013 Incentive Plan to increase the number of shares authorized under the Plan to 6,000.000 shares.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

While we were profitable for the full year of 2018 and in the fourth quarter of 2020, since the inception of our business we have historically incurred losses as a result of investing in growth. We incurred losses in 2019 and 2020 as a result of our increased spending to invest in growth – both through additional new hires, as well as through the acquisition of RMDY. While we have increased revenues significantly, we have not yet consistently achieved profitability due to significant investments in our growth, and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

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

We currently work with many leading pharmaceutical companies, medical device manufacturers, medtech, associations, and other companies. Our failure to retain existing customers or expand with new customers could negatively impact our business.

We are dependent on a concentrated group of customers.

Our revenues are concentrated in less than 50 customers, primarily large pharmaceutical manufacturers. Loss of one or more of our larger customers could have a negative impact on our operating results. In both 2020 and 2019, we had three customers that each represented slightly over 10% of our revenues; however only one customer represented over 10% of our revenues in both years.

We may be unable to support our technology to further scale our operations successfully.

Our plan is to grow rapidly through further integration of our technology in electronic platforms. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our solutions, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

If we are unable to maintain our contracts with electronic prescription platforms, our business will suffer.

We are reliant upon our contracts with leading electronic prescribing platforms and electronic health record systems to generate our revenues received from customers Such arrangements subject us to a number of risks, including the following:

●	Our contract partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;

●	Legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our partners and may lead to lengthy and expensive litigation or arbitration;

●	Significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to satisfy obligations under any such arrangement; and

●	A partner could terminate the partnership arrangement, which could negatively impact our ability to sell our solutions and achieve revenues.

We will need to maintain these relationships as well as diversify them. The inability to do so could adversely impact our business. We generated 52.7% and 37.4% of our revenue through our largest partner in 2020 and 2019, respectively.

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve or are planning to serve. For example, use of our solutions and services could be affected by:

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

In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to solutions and services of the types we provide.

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the markets for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Future acquisitions may adversely affect our financial condition.

While we currently do not have any immediate arrangements, commitments or understandings regarding any future acquisitions, as part of our strategy for growth, we may continue to explore acquisitions or strategic alliances, which may not be completed or may not be ultimately beneficial to us. Acquisitions may pose risks to our operations, including:

●	problems and increased costs in connection with the integration of the personnel, operations, technologies, or products of the acquired businesses;

●	unanticipated costs;

●	failure to achieve anticipated increases in revenues and profitability;

●	diversion of management’s attention from our core business;

●	adverse effects on business relationships with suppliers and customers and those of the acquired company;

●	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

●	volatility associated with accounting for earn-outs in a given transaction;

●	entering markets in which we have no, or limited, prior experience; and

●	adversely affecting our internal control over financial reporting before the acquiree’s complete integration into our control environment.

In addition, in connection with any acquisitions or investments we could:

●	issue stock that would dilute our existing shareholders’ ownership percentages;

●	incur debt and assume liabilities;

●	obtain financing on unfavorable terms, or not be able to obtain financing on any terms at all;

●	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs; and

●	reduce the cash that would otherwise be available to fund operations or for other purposes.

The failure to successfully integrate any acquisitions in an efficient or timely manner may negatively impact our financial condition and operating results, or we may not be able to fully realize anticipated savings. In addition, our competitors could try to emulate our acquisition strategy, leading to greater competition for scarce acquisition targets and could lead to larger competitors if they succeed in emulating our strategy.

The global pandemic may disrupt our business or the business of our customers.

In December 2019, a novel strain of corona virus, which causes the infectious disease known as COVID-19 was reported. The World Health Organization declared COVID-19 a Public Health Emergency and Global Pandemic. COVID-19 has severely impacted economies around the world. We have taken steps to mitigate the impact on us, but there can be no assurance that such steps will be successful, or that our business operations, or the operations of our customers will not be materially and adversely affected by the consequences of the pandemic. This could materially impact our results of operations, cash flows, and financial condition.

A material weakness in our internal control over financial reporting, if not remediated, could result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness (as defined in Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have had material weaknesses in the past that have been remediated as of December 31, 2020. There is no guarantee that material weakness could not arise in the future. If additional material weaknesses were to be identified, it could result in our consolidated financial statements containing material misstatements in the future.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Because patent applications in the United States are maintained in secrecy until either the patent application is published, or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our solutions that may block our use of our intellectual property or may be used in third-party products that compete with our solutions and processes. In the event a competitor or other party successfully challenges our solutions, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

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

We could be subject to economic, political, regulatory and other risks arising from our international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations, as a result of our acquisitions in 2018 and 2019 wherein we now operate in Israel and Croatia, may involve risks that could adversely affect our business, including:

●	the need to adapt our content and user interfaces for specific cultural and language differences;

●	difficulties and costs associated with staffing and managing foreign operations;

●	management distraction;

●	natural or man-made disasters, political, social and economic instability, including wars, terrorism and political unrest, outbreak of disease (such as the recent outbreak of the novel coronavirus, or COVID-19), boycotts, curtailment of trade, and other business restrictions;

●	compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	unexpected changes in regulatory requirements;

●	less favorable foreign intellectual property laws;

●	adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

●	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

●	new and different sources of competition;

●	different and more stringent user protection, data protection, privacy and other laws; and

●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, as well as results of our operations.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our solutions to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of our solutions or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our solutions and services could be less attractive to our users and our business would be materially harmed.

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

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our solutions. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

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

Risks Relating to Our Securities

If a market for our common stock is not maintained, shareholders may be unable to sell their shares.

Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market. We do not currently have a consistent active trading market. There can be no assurance that a consistent active and liquid trading market will develop or, if developed, that it will be sustained.

Historically, our securities have been thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

●	Technological innovations or new solutions and services by us or our competitors;

●	Government regulation of our solutions and services;

●	The establishment of partnerships with other healthcare companies;

●	Intellectual property disputes;

●	Additions or departures of key personnel;

●	Sales of our common stock;

●	Our ability to integrate operations, technology, solutions, and services;

●	Our ability to execute our business plan;

●	Operating results below or exceeding expectations;

●	Whether we achieve profits or not;

●	Loss or addition of any strategic relationship;

●	Industry developments;

●	Economic and other external factors; and

●	Period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our common stock.

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

Holders of Our Common Stock

As of March 3, 2021, we had 16,806,637 shares of our common stock issued and outstanding, held by approximately 400 shareholders of record at our transfer agent, with approximately 7,000 additional shareholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 13, 2013, our Board of Directors adopted the 2013 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. As of December 31, 2020, under the Plan, as amended, we are currently able to issue up to an aggregate total of 3,000,000 incentive or non-qualified options to purchase our common stock, stock awards and other offerings. In March 2021, our Board of Directors amended the Plan to increase the number of shares authorized under the plan to 6,000,000 shares.

Equity Compensation Plans as of December 31, 2020

Equity Compensation Plans Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options or restricted stock awards	Weighted- average exercise price of outstanding options		Number of Securities remaining available for future issuance under equity compensation plans

2013 Equity Compensation Plan - Options	1,545,518		$7.31	N/A
2013 Equity Compensation Plan – Restricted Stock Awards	100,000		N/A	N/A
Total	1,645,518	$	N/A	299,461

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

In December 2020, we issued 4,010 shares of restricted common stock to our outside Directors as part of our director compensation package for services rendered in Q4 2020.

From October through December 2020, we issued 125,918 shares of common stock and received proceeds of $1,156,314 in connection with the exercise of options.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pioneering digital health company that provides healthcare communications solutions for life science companies to connect and deliver relevant information to healthcare providers and patients. As the largest digital health network of its kind, the OptimizeRx platform bridges the communication gap that exists between key stakeholders in healthcare, including pharmaceutical companies, payers, hospitals, physicians, and patients, providing patient affordability, access, and adherence directly at the point of care through EHRs and e-prescribing systems.

Historically, our revenue was generated primarily through the facilitation of financial messages to health care providers via their EHR and ePrescribe systems using the OptimizeRx proprietary network to solve the ever-increasing communication barriers between pharmaceutical representatives and healthcare providers that have presented in the rapidly changing healthcare industry. Over time, as the demand for communication of an increasing variety of different health information between life science companies, providers, and patients continues to rise, our platform has expanded over the years to encompass additional solutions that enable healthcare providers to access information for patients at the point of care. These solutions include brand messaging, therapeutic support messaging, brand support, and innovative patient engagement services, all of which now make up a significant portion of our total revenue.

Our strategic focus remains on growing our existing client base and generating greater and more consistent revenues in part through our continued shift in our business model toward enterprise level engagements with recurring revenue streams, while also broadening our platform with innovative proprietary solutions such as our TelaRep™ virtual communication solution and our AI-powered real-world evidence solution which uses sophisticated proprietary algorithms to derive additional revenue from our existing network. In addition, we have continued to expand our team in preparation for future growth aspirations, which may be supplemented with future acquisitions and other strategic collaborations and investments to further solidify our market dominance in this space.

Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability through the use of the aforementioned recurring revenue models that have inherently higher margins.

Additionally, as the business continues to scale, operating expenses are expected to remain relatively consistent given the nature of the Company’s business model, further driving profitability.

The following discussion includes an analysis and comparison of the Company’s 2020 and 2019 fiscal year results of operations, liquidity and capital resources, and critical accounting policies.

COVID-19 Business Update

During the COVID-19 pandemic, we have remained focused on being a leading provider of digital health solutions to life science companies and connecting healthcare providers and patients along the entire patient journey, while simultaneously expanding our client base, increasing our network of partners, and maintaining the safety of our employees.

The COVID-19 pandemic has created unprecedented challenges in the healthcare industry which has significantly increased the demand for unique solutions ranging from access to accurate and timely information to increasing the accessibility of medications and care management. In March 2020, shortly after the World Health Organization (WHO) declared COVID-19 a global pandemic, we launched a free interactive text message alert program available to the general public that delivers current, relevant coronavirus information issued by the Centers for Disease Control and Prevention (CDC) directly to any SMS-enabled mobile device. In April 2020, we launched our TelaRep communications solution to connect life science companies and healthcare providers treating patients with specialty drug therapies in an environment facing a critical communication gap with restricted face-to-face interactions. We also leveraged our digital platform to provide telehealth capabilities for healthcare providers to adapt to COVID-19 restrictions.

During the beginning of the pandemic and onward, we transitioned our global workforce to working remotely in an effort to maintain the health and safety of our employees. Governments of cities, states, and countries globally have imposed restrictions on travel and business operations, which has curtailed various means of performing business and marketing activities such as the attending of health IT conferences. We have been able to continue to achieve our goals by leveraging innovative technology and existing resources while shifting strategies where necessary in areas such as sales and marketing. As a result of these practices and initiatives, remote work arrangements and travel restrictions have not had any adverse effects on our ability to maintain operations or achieve our goals. In addition, we have implemented health and safety policies in our offices to enable our employees to safely return to traditional working arrangements should it become feasible.

The COVID-19 pandemic did not have an adverse impact on our financial condition and results of operations in 2020, and we currently do not expect the results of future operations and our near-and-long-term financial position and growth prospects to be negatively impacted by the pandemic given the nature of the business and the increased demand for digital health solutions. We reported record year over year and quarterly net revenue results in 2020, and we believe that the markets in which we compete will remain favorable. Additionally, there has been no impact on the accessibility or terms of acquiring capital; we completed a public offering of common stock in February of 2021.

Information pertaining to risk factors as it relates to the COVID-19 pandemic can be found in Item 1A. Risk Factors.

Results of Operations for the Years Ended December 31, 2020 and 2019

Net Revenue

Our net revenue for the year ended December 31, 2020 was approximately $43.3 million, an increase of 76% from the year ended December 31, 2019. This increase resulted from a combination of factors, including the shift to enterprise contracts, increased pharmaceutical brands, an increased distribution network, strong growth in our brand messaging solution, and our acquisition of RMDY Health in late 2019. We expect continued strong revenue growth in 2021 as a result of the foundations laid in 2019 and 2020.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 50 pharmaceutical companies as customers. We have focused our efforts on expanding our customer base and through our acquisitions, have added medical device manufactures, payers, associations and other entities. In both 2020 and 2019, we had three customers that each represented slightly over 10% of our revenues, however only one customer exceeded 10% of revenues in both years.

Cost of Revenues

Our total cost of revenues, composed primarily of revenue share expense, increased in the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the increase in revenues. Our cost of revenues as a percentage of revenue increased from approximately 37% in the year ended December 31, 2019 to approximately 44% in the year ended December 31, 2020.

This increase in our cost of revenues as a percentage of revenue resulted primarily from solution mix, specifically the increase in our core messaging revenues that have higher revenue share percentages.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of revenues, discussed above, increased from 2019 to 2020 as a result of the increased revenue. In addition, our gross margin percentage decreased from approximately 63% in 2019 to 56% in 2020 for the reasons discussed above in the cost of revenues section. We expect our margins to remain in the 56% to 58% range in 2021.

Operating Expenses

Operating expenses increased to approximately $26.2 million for the year ended December 31, 2020, from approximately $19.1 million for the year ended December 31, 2019, an increase of approximately 37%. The detail by major category is reflected in the table below. Certain 2019 expenses were reclassified in the table to be comparable to the 2020 presentation.

	Years Ended December 31
	2020	2019

Salaries, Wages and Benefits	$14,538,570	$8,681,042
Professional Fees	1,312,395	850,086
Acquisition Related Costs	-	799,623
Board Compensation	225,250	137,000
Investor Relations	132,652	105,639
Consultants	1,053,424	425,885
Advertising and Promotion	615,923	709,006
Depreciation and Amortization	2,075,888	1,282,786
Research, Development, and Maintenance	1,081,137	2,282,143
Integration Incentives	811,131	208,855
Office, Facility and Other	932,253	695,493
Travel	289,277	695,283

Subtotal	23,067,900	16,872,841

Stock-based Compensation	3,172,840	2,260,298

Total Operating Expense	$26,240,740	$19,133,139

The main drivers for the overall increase in operating expenses in 2020 was our focus on staffing and scaling our company to foster, and be able to support, accelerated revenue growth.

Within the operating expenses, there were a variety of increases, the largest of which was in salaries, wages and benefits, as a result of additional staff added in 2019 and 2020, including related benefits. During 2019, we hired a chief commercial officer, a chief technology officer, five new salespeople, a human resources manager, as well as other administrative positions at various times throughout the year. We also added 14 employees as a result of our RMDY acquisition in October 2019. These 2019 additions were there for the entire year in 2020. During 2020, we added to our staff in several key areas, including a head of product development, additional sales people, and additional IT people, among others. We expect our compensation expense to increase in 2021, but at a much lower rate than in 2020.

Professional fees increased primarily because of costs associated with our audit, as a result of our change to a larger, national firm, as well as increased legal costs due to the increased complexity of our contracts. In addition, we incurred costs related to the finalization of our RMDY earnout.

Acquisition costs are related to our acquisition of RMDY Health in 2019. These costs include investment banker fees, legal and accounting due diligence, audit costs associated with RMDY, valuation experts for the purchase price allocation, and other miscellaneous costs.

Board compensation increased slightly from 2019 to 2020 due to both an increase in the size of our board as well as a revision of the board compensation structure to pay a larger portion in cash and a smaller portion in stock. This represents only the cash portion.

The cost of consultants increased from 2019 to 2020. The primary reason for the increase was related to consultants used in the IT area, primarily in the patient engagement area, resulting from a full year of activity from the former RMDY Health business as opposed to a partial year in 2019.

Our advertising and promotion costs decreased significantly from 2019 to 2020 as a result of a reduction in the sponsorship of, and attendance at, conferences as a result of the global pandemic.

Expenses related to research, development, management, and maintenance of our technology decreased in 2020 to more normal levels, as 2019 included significant nonrecurring research projects.

Integration incentives and exclusivity fees, which are fees paid to accelerate access to new partners and payments for exclusivity, increased in 2020, as we signed more contracts and contracts with larger payments related to 2020.

Depreciation and amortization increased significantly in 2020 from the 2019 levels. The increased amortization resulting from the acquisition of RMDY Health, and the resulting intangible assets were amortized for a full year in 2020 as opposed to only part of the fourth quarter in 2019. We expect depreciation and amortization expense in 2021 to be similar to 2020 levels.

Office, facility, and other costs increased from 2019 to 2020. The main reason for the change related to a higher level of activity with more employees.

Stock based compensation increased by approximately $900,000 from $2.3 million in 2019 to $3.2 million in 2020 primarily because of more employees and an increase in our stock price. There is a relationship between the price of the stock at the time of the option grant and the value of the option, resulting in a higher cost when the stock price is higher.

Net Loss

We finished the year ended December 31, 2020 with a net loss of approximately $2.2 million, as compared to a net loss of approximately $3.1 million during the year ended December 31, 2019. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin partially offset by increased operating expenses to support future growth. In addition, the income in both periods included significant noncash items. We had approximately $3.5 million in noncash operating expenses in 2019 and approximately $5.2 million in noncash operating expenses in 2020.

Quarterly Financial Information

Following is a table of our quarterly operating results for 2020 for information purposes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$7,584,602	$8,783,230	$10,519,191	$16,426,301	$43,313,324

Cost of revenues	3,241,763	3,639,016	4,504,844	7,822,280	19,207,903

Gross Profit	4,342,839	5,144,214	6,014,347	8,604,021	24,105,421

Operating Expenses	6,602,091	6,200,027	6,191,069	7,247,553	26,240,740

Income (Loss) from Operations	(2,259,252)	(1,055,813)	(176,722)	1,356,468	(2,135,319)

Other income (expense)	55,321	(21,655)	(106,172)	698	(71,808)

Income (loss) before Taxes	(2,203,931)	(1,077,468)	(282,894)	1,357,166	(2,207,127)

Income tax benefit	-	-	-	-	-

Net Income (Loss)	(2,203,931)	(1,077,468)	(282,894)	1,357,166	(2,207,127)

Earnings (loss) per share
Basic	$(0.15)	$(0.07)	$(0.02)	$0.09	$(0.15)
Diluted	$(0.15)	$(0.07)	$(0.02)	$0.08	$(0.15)

Sum of four quarterly per share amounts does not equal annual total due to rounding and the mechanics of the weighted average shares outstanding calculation.

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

Liquidity and Capital Resources

As of December 31, 2020, we had total current assets of approximately $32.9 million, compared with current liabilities of approximately $10.0 million, resulting in working capital of approximately $22.9 million and a current ratio of approximately 3.3 to 1. This compares with the working capital balance of approximately $21.0 million and the current ratio of 4.4 to 1 at December 31, 2019. This increase in working capital, as discussed in more detail below, is primarily the result of the earnings before non-cash expenses.

Following is a table with summary data from the consolidated statement of cash flows for the years ended December 31, 2020 and 2019, as presented.

	2020	2019
Net cash used in operating activities	$(6,310,386)	$(1,660,796)
Net cash used in investing activities	(124,725)	(10,582,086)
Net cash provided by (used in) financing activities	(1,900,793)	22,181,528

Net increase in cash and cash equivalents	$(8,335,904)	$9,938,646

Our operating activities used approximately $6.3 million in the year ended December 31, 2020, as compared with approximately $1.7 million used in operating activities in the year ended December 31, 2019. The cash used in both 2019 and 2020 was the result of our net loss and the increased working capital required to support higher revenues, partially offset by our non-cash expenses.

We used approximately $125,000 in investing activities in 2020, primarily as the result of purchase of assets. The majority of our approximately $10.6 million in investing in activities in 2019 related to our acquisitions of RMDY Health, Inc., as well as a software purchase.

Financing activities provided approximately $22.2 million in the year ended December 31, 2019. The cash provided in 2019 was the result of our underwritten offering in 2019, as well as from the proceeds of option exercises. We used cash of approximately $1.9 million in 2020 as the result of proceeds of option exercises, partially offset by the payment of contingent consideration related to previous acquisitions.

With our cash on hand, we have sufficient cash to operate our business for more than the next 12 months and we have raised approximately $71 million in February 2021 that will enable us to continue to expand our business and accelerate revenue growth. We do not anticipate the need to raise any additional cash.

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020; however, we consider our critical accounting policies to be those related to revenue recognition, calculation of revenue share expense (cost of revenues), stock-based compensation, capitalization and related amortization of intangible assets and impairment of assets. Following is a summary of those policies.

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

Revenues are primarily generated from content delivery activities in which we deliver financial, clinical, or brand messaging through a distribution network of eprescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers.

Our contracts are generally all less than one year and the primary performance obligation is delivery of messages or other forms of content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting. We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider these design of the programs and related consulting services to be performance obligations separate from the delivery of messages.

As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. We recognize setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, we also recognizes revenue for providing program performance reporting and maintenance, either by our company directly delivering reports or by providing access to its online reporting portal that the client can utilize. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.

We do not disaggregate our revenue as virtually all types of revenue are generated through the same core group of customers and generally all involve the delivery of content. Different types of revenue are not impacted by economic factors that affect the nature, amount, timing, or uncertainty of revenues or cash flows.

In some instances, we also resell messaging solutions that are available through channel partners that are complementary to the core business and client base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where we sell solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that we receive. There were only minor immaterial programs recorded on a net basis in the years presented. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk, we record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales.

Cost of Revenues

The primary cost of revenue is revenue share expense. Based on the volume of transactions that are delivered through the channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue share to ConnectiveRx (formerly LDM/PDR) as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. The contractual amount due to the channel partners is recorded as an expense at the time the message is distributed.

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

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change. We determined there was no impairment as goodwill had a fair value comfortably in excess of its carrying value.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 was effective for us on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

In August 2019, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements and became effective for us on January 1, 2020. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms;
F-4	Consolidated Balance Sheets as of December 31, 2020 and 2019;
F-5	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-7	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2019;
F-8	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and
F-9	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they related.

To the Shareholders and Board of Directors of
OptimizeRx Corporation

Page Two

Critical Audit Matter - Revenue Recognition

As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is excised by the Company in determining revenue recognition for these customer agreements, and includes the following: (1) determining whether services are considered distinct performance obligations that should be accounted for separately versus together (2) the pattern and timing of delivery for each distinct performance obligation, and (3) identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures we performed to address this critical audit matter included the following: (1) obtaining an understanding of the design and implementation of controls related to identifying distinct performance obligations, determining the timing of revenue recognition and any estimation of variable consideration, (2) selection of a sample of customer agreements and testing management’s identification and treatment of contract terms, and testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

We have served as the Company’s auditor since 2020.

/s/ UHY LLP

Sterling Heights, Michigan March 8, 2021

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2019 to 2020.

New York, NY

March 26, 2020

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$10,516,776	$18,852,680
Accounts receivable, net	17,885,705	7,418,025
Prepaid expenses	4,456,611	871,043
Total Current Assets	32,859,092	27,141,748
Property and equipment, net	148,854	176,014
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	5,251,822	6,238,453
Patent rights, net	2,349,570	2,550,587
Right of use assets, net	445,974	559,863
Other intangible assets, net	4,519,552	5,151,102
Security deposits and other assets	12,859	80,727
Total Other Assets	27,319,808	29,320,763
TOTAL ASSETS	$60,327,754	$56,638,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$618,250	$492,995
Accrued expenses	2,420,361	1,800,635
Revenue share payable	4,969,868	1,618,438
Current portion of lease liabilities	123,220	115,431
Contingent purchase price payable	1,610,813	1,500,000
Deferred revenue	285,795	580,014
Total Current Liabilities	10,028,307	6,107,513
Non-current Liabilities
Lease liabilities, net of current portion	325,533	448,753
Contingent purchase price payable, net of current portion	-	5,220,000
Total Non-Current Liabilities	325,533	5,668,753
Total Liabilities	10,353,840	11,776,266
Commitments and contingencies (See Note 15)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019,	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 15,223,340 and 14,609,579 shares issued and outstanding at December 31, 2020 and 2019, respectively	15,223	14,601
Additional paid-in-capital	85,590,428	78,272,268
Accumulated deficit	(35,631,737)	(33,424,610)
Total Stockholders’ Equity	49,973,914	44,862,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,327,754	$56,638,525

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2020	For the year ended December 31, 2019

Revenue	$43,313,323	$24,598,274
Cost of revenues	19,207,902	9,158,699
Gross margin	24,105,421	15,439,575

Operating expenses
Stock-based compensation	3,172,840	2,260,298
Depreciation and amortization	2,075,888	1,282,787
Other general and administrative expenses	20,992,012	15,590,054
Total operating expenses	26,240,740	19,133,139
Loss from operations	(2,135,319)	(3,693,564)
Other income (expense)
Interest income	68,582	288,028
Change in fair value of contingent consideration	(140,390)	(635,000)
Total other expense	(71,808)	(346,972)
Loss before provision for income taxes	(2,207,127)	(4,040,536)
Income tax benefit	-	897,960
Net loss	$(2,207,127)	$(3,142,576)
Weighted average number of shares outstanding – basic	14,827,923	13,387,863
Weighted average number of shares outstanding – diluted	14,827,923	13,387,863
Loss per share – basic	$(0.15)	$(0.23)
Loss per share – diluted	$(0.15)	$(0.23)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259
Stock-based compensation expense
Options			1,884,202		1,884,202
Restricted Stock	84,746	84	838,430		838,514
Issuance of common stock:
For board compensation	28,809	29	450,095		450,124
For stock options exercised	414,705	415	2,487,979		2,488,394
For contingent purchase price and escrow hold back	94,501	94	1,657,454		1,657,548
Net loss for the year				(2,207,127)	(2,207,127)
Balance, December 31, 2020	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2019	12,038,618,	$12,039	$48,725,211	$(30,278,805)	$18,458,445
Cumulative effect of change in accounting principle related to lease accounting				(3,229)	(3,229)
Shares issued in 2019 for restricted stock awards granted and expensed in 2018	130,001	130	(130)		-
Stock-based compensation expense
Options			1,687,745		1,687,745
Restricted Stock			125,160		125,160
Issuance of common stock:
For board compensation	33,344	33	447,360		447,393
For cash	1,769,275	1,769	21,302,057		21,303,826
For stock options exercised	246,448	247	877,455		877,702
Shares issued for acquisition	382,893	383	5,107,410		5,107,793
Net loss for the year				(3,142,576)	(3,142,576)
Balance, December 31, 2019	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259

 The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2020	For the year ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,207,127)	$(3,142,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,971,083	1,175,131
Noncash lease expense	104,805	107,656
Increase in bad debt reserve	200,000	80,000
Stock-based compensation	3,172,840	2,260,298
Income tax benefit	-	(897,960)
Change in fair value of contingent consideration	140,390	635,000
Changes in:
Accounts receivable	(10,667,680)	(628,830)
Prepaid expenses and other assets	(3,517,700)	(343,838)
Accounts payable	125,255	(46,249)
Revenue share payable	3,351,430	(290,178)
Accrued expenses and other	1,416,884	(432,075)
Change in operating lease liabilities	(106,347)	(106,564)
Deferred revenue	(294,219)	(30,611)
NET CASH USED IN OPERATING ACTIVITIES	(6,310,386)	(1,660,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,041)	(87,717)
Acquisition of intangible assets, including intellectual property rights	(11,932)	(1,500,000)
Capitalized software development costs	(44,752)	-
Cash paid in acquisition, net of cash acquired	-	(8,994,369)
NET CASH USED IN INVESTING ACTIVITIES	(124,725)	(10,582,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	-	21,303,826
Proceeds from exercise of stock options	2,488,394	877,702
Payment of contingent consideration	(4,389,187)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,900,793)	22,181,528
NET INCREASE (DECREASE IN) CASH AND CASH EQUIVALENTS	(8,335,904)	9,938,646
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,852,680	8,914,034
CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,516,776	$18,852,680
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from right of use assets	-	207,559
Acquisition liabilities paid in stock	$1,657,548	$-
Shares issued in connection with acquisitions	$-	$5,107,793
Non-cash effect of cumulative adjustments to accumulated deficit	$-	$3,229

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx is a digital health company that provides communications solutions for life science companies, physicians and patients. Connecting over half of healthcare providers in the U.S. and millions of patients through a proprietary network, the OptimizeRx digital health platform helps patients afford and stay on medications. The platform unlocks new patient and physician touchpoints for life science companies along the patient journey, from point-of-care, to retail pharmacy, through mobile patient engagement.

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

DECEMBER 31, 2020

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

The following tables present the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019 and the valuation techniques used by the Company to determine those fair values.

	2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable (1)	$-	$-	$1,610,813	$1,610,813	$1,610,813

	2019
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable (1)	$-	$-	$6,720,000	$6,720,000	$6,720,000

(1)	The contingent consideration is based off achieving certain revenue milestones in each of the next two years. The Geometric-Brownian motion analysis was used to generate spot prices for use in an option pricing model. For 2019, the hypothetical spot prices were simulated using a Monte Carlo simulation utilizing 2020 and 2021 projected revenue as a base and revenue volatility of 40%. The risk-free rate of return and terms utilized were 1.4 % and 1-2 years, respectively, and expected volatility was 40%. For 2020, the final payout has been determined and is payable in 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2020 and 2019.

Amount
Balance December 31, 2018	$2,365,000
Contingent consideration liability recorded as the result of the RMDY Health, Inc. acquisition (see note 3)	3,720,000
Increase in the value of the CareSpeak Communication consideration	635,000
Balance December 31, 2019	6,720,000
Increase in fair value of the RMDY Health, Inc. contingent consideration	140,390
Payment of CareSpeak Communication contingent consideration	(1,389,187)
Payment of RMDY Health, Inc. contingent consideration	(3,860,390)
Balance December 31, 2020	$1,610,813

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $200,000 for the year ended December 31, 2020 and $80,000 for the year ended December 31, 2019. The allowance for doubtful accounts was $158,163 and $80,000 as of December 31, 2020 and 2019, respectively. From time to time, we may record revenue based on our revenue recognition policies described below in advance of being able to invoice the customer. These amounts are included in accounts receivable and are immaterial, representing substantially less than 1% of the accounts receivable balance at December 31, 2020.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives of three to five years for office equipment and three years for computer equipment using the straight-line method of depreciation for book purposes. Maintenance and repair charges are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, fifteen years for tradenames, four years for covenants not to compete, and three to four years for software and websites, all using the straight-line method. These assets are evaluated when there is a triggering event. There was no impairment of our intangible assets in either year presented.

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change. Our analysis determined that there was no impairment of our goodwill.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of eprescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers.

The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, or content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting. We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider program design and related consulting services to be performance obligations separate from the delivery of messages.

As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.

The Company does not disaggregate its revenue as virtually all types of revenue are generated through the same core group of customers and generally all involve the delivery of content. Different types of revenue are not impacted by economic factors that affect the nature, amount, timing, or uncertainty of revenues or cash flows.

In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the core business and client base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that the Company receives. There were only minor immaterial programs recorded on a net basis in the years presented. In instances where the Company resells these messaging solutions and has all financial risk and significant operation input and risk, the Company records the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2020, and 2019 the Company had $9,936,806 and $18,047,903, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America/Merrill Lynch.

Research and Development

The Company expenses research and development expenses as incurred. Research and development expense was $0 and $1,604,195 in 2020 and 2019, respectively.

Stock-based Compensation

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant. For restricted stock, the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior, forfeitures, and to determine this term. Historically forfeitures have been negligible and immaterial, so the impact of forfeitures are recorded at the time of forfeiture. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2020	2019

Expected dividend yield	0%	0%
Risk free interest rate	0.16% - 1.63%	1.51% - 2.37%
Expected option term	3.5 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	65% - 71%	64% - 67%

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

Loss Per Common and Common Equivalent Share

The computation of basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2019 was 891,224 related to options, and 59,918 related to restricted stock, for a total of 951,142 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2019. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2020 was 820,059 related to options, and 91,667 related to restricted stock, for a total of 911,726 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2020.

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2020 and 2019 consisted of the following:

	Net Loss	Shares	Per Share Amount
Year ended December 31, 2020
Basic EPS	$(2,207,127)	14,827,923	$(0.15)

Diluted EPS	$(2,207,127)	14,827,923	$(0.15)

	Net Loss	Shares	Per Share Amount
Year ended December 31, 2019
Basic EPS	$(3,142,576)	13,387,863	$(0.23)

Diluted EPS	$(3,142,576)	13,387,863	$(0.23)

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Segment reporting

We operate in one reportable segment. Overall, our business involves connecting life science companies to patients and providers. We have a common customer base for all of our solution, which are primarily all communications with healthcare providers or patients on behalf of life science customers. Our customers are geographically located in the U.S although we have two technology centers located internationally. We do not prepare separate internal income statements by solution as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.

Recently Issued Accounting Guidance

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – ACQUISITIONS

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

The purchase price contains a contingent element that will be paid only if the Company achieves certain revenues related to the legacy RMDY business in 2020 and 2021. The total contingent payment may be up to $30.0 million, with a minimum payment of $1.0 million each year. The contingent payment was paid in 2020. No remaining liability exists at December 31, 2020.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – ACQUISITIONS (continued)

As described in greater detail in Note 6, the amortizable intangible assets acquired have estimated useful lives ranging from 2 to 15 years. We determined the estimated fair value of the identifiable intangible assets acquired primarily by using the income approach.

As of December 31, 2019, $800,000 was included in accrued expenses as part of an indemnification provision against potential future claims. This balance was paid via the issuance of common stock during the year ended December 31, 2020.

We began consolidating the results of RMDY operations and cashflows after October 3, 2019, the date of that acquisition. The unaudited Pro forma results of operations as the acquisition had occurred January 1, 2019 are presented in the following table:

	2019
	As Reported	Pro Forma
Revenues	$24,598,278	$26,118,278
Net Loss	(3,142,576)	(3,869,577)
Loss per common share:
Basic	$(0.23)	$(0.29)
Diluted	$(0.23)	$(0.29)

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Insurance	$77,887	$69,250
Prepaid revenue share and exclusivity payments	3,750,000	201,114
EHR access fees	317,726	313,121
Other	310,998	287,558
Total prepaid expenses	$4,456,611	$871,043

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Computer equipment	$169,247	$137,763
Furniture and fixtures	198,665	187,167
	367,912	324,930
Less accumulated depreciation	219,058	148,916
Property and equipment, net	$148,854	$176,014

Depreciation expense was $95,202 and $80,206 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 – INTANBIGLE ASSETS

Goodwill

The goodwill is related to the acquisition of RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018 and is primarily related to expected improvements and technology performance and functionality, sales growth from future solutions and service offerings and new customers, together with certain intangible assets that do not qualify for separate recognition, such as the assembled workforce in place. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.

Intangible Assets

Intangible assets included on the consolidated balance sheet consist of the following:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,341,388	$991,818	2,349,570	11.5
Technology Assets	$8,184,765	$2,932,943	5,251,822	7.7
Other intangible assets
Tradename	$3,586,000	$298,833	3,287,167	13.7
Non-compete agreements	1,093,000	611,885	481,115	1.6
Customer relationships	923,000	171,730	751,270	9.8
Total other	5,602,000	1,082,448	4,519,552
Total Intangibles	$17,128,153	$5,007,209	12,120,944

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6 – INTANBIGLE ASSETS (CONTINUED)

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

The Company recorded amortization expense of $1,875,882 and $1,094,924 in the years ended December 31, 2020 and 2019, respectively. Expected future amortization expenses of the intangibles assets as of December 31, 2020 is as follows:

Year ended December 31,
2021	$1,859,840
2022	1,459,427
2023	1,057,728
2024	1,057,728
2025	1,057,728
Thereafter	5,628,494
Total	$12,120,945

In addition to the technology assets acquired in connection with the RMDY acquisition, the Company also acquired software with a cost of $1.5 million in 2019.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $285,795 and $580,014 as of December 31, 2020 and 2019, respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity in the deferred revenue account for the year ended December 31, 2020.

Balance January 1, 2020	$580,014
Revenue recognized	(16,260,166)
Amount collected	15,680,152
Balance December 31, 2020	$285,795

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for a total payment in shares of common stock and options valued at $930,000 at the time of the acquisition, and recorded the patent at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2020.

NOTE 9 – CONTINGENT PURCHASE PRICE

Our purchase of CareSpeak Communications contained a contingent element that would be paid only if the Company achieved certain patient engagement revenues in 2019 and 2020. The total contingent payment could have been up to $3.0 million. The target patient engagement revenues were achieved in both 2019 and in 2020. The calculated fair value of the contingent payment was $3,000,000 at December 31, 2019 and $1,610,813 at December 31, 2020.

Our purchase of RMDY Health, Inc. also contained a contingent element that would be paid only if the Company achieves certain revenues in 2020 and 2021 related to the RMDY business. The total contingent payment may be up to $30.0 million. The minimum payment was $1.0 million in each of the two years. The calculated fair value of the contingent payment was $3,720,000 at December 31, 2019. We determined the fair value of the Contingent Purchase Price Payable at December 31, 2019 using a Geometric-Brownian motion analysis of the expected revenue and resulting earnout payment using inputs that include the spot price, a risk free rate of return of 1.4%, a term of 1-2 years, and volatility of 40%. During 2020, we reached agreement with the former shareholders of RMDY to fix the liability at $3.75 million, payable in a combination of cash and stock. Because of the change in the share price between the date of agreement and the date of payment, the amount recorded for the stock amount varied from the agreed amount. The liability was paid $3.0 million in cash and the remainder in the common stock.

The total fair value of contingent purchase price payable at December 31, 2020 is as follows.

	Current	Long-Term	Total
CareSpeak Communications, Inc.	$1,610,813	-	$1,610,813
RMDY Health	-	-	-
Total	$1,610,813	$-	$1,610,813

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $.001 par value per share, authorized as of December 31, 2020. No shares were issued or outstanding in either 2019 or 2020.

Common Stock

The Company had 166,666,667 shares of common stock, $.001 par value per share, authorized as of December 31, 2020. There were 15,223,340 and 14,600,579 shares of common stock issued and outstanding at December 31, 2020 and 2019, respectively.

During 2019, in an underwritten public offering, we issued 1,769,275 shares of our common stock for gross proceeds of $23,000,575. In connection with this transaction, we incurred equity issuance costs of $1,696,749 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $21,303,826.

The Company has a Director Compensation plan covering its independent non-employee Directors. A total of 28,809 and 33,344 shares were granted and issued in the years ended December 31, 2020 and 2019, respectively, in connection with this compensation plan. These shares were valued at $450,124 and $447,393, respectively.

We issued 414,705 shares of common stock and received proceeds of $2,488,394 in 2020 in connection with the exercise of options. We also issued 246,448 shares of common stock and received proceeds of $877,702 in 2019 in connection with the exercise of options.

During 2019, we issued 382,893 shares of common stock, valued at $5,107,793, to the former shareholders of RMDY Health, Inc. in connection with the acquisition of RMDY in 2019. We also issued 94,501 shares of common stock in 2020, valued at $1,657,548 to the former shareholders of RMDY Health, Inc. in connection with the escrow holdback from the initial transaction and finalization of the earnout amount due.

We adopted the new lease accounting standard ASC 842 as of January 1, 2019, which resulted in a charge of $3,229 to Retained Earnings on that date.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11 – STOCK COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2013 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2013. The Plan was amended several times since then to eventually increase the authorized shares to 3,000,000 as of December 31, 2020. The amended plan has been approved by shareholders. A total of 1,545,518 shares of common stock underlying options and 100,000 shares of common stock underlying restricted stock awards were outstanding at December 31, 2020. The Company had 299,461 remaining shares available to grant under the Plan at December 31, 2020.

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

The compensation cost that has been charged against income related to options for the years ended December 31, 2020 and 2019, was $1,884,202 and $1,687,745, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The Company had the following option activity during the year ended December 31, 2020:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding, January 1, 2019	1,554,700	$4.63
Granted	410,134	$12.28
Exercised	(251,063)	$3.73
Expired or forfeited	(89,550	$12.55
Outstanding at December 31, 2019	1,624,221	$6.27	2.6	$7,925,643
Granted	467,549	$11.39
Exercised	(420,586)	$6.45
Expired or forfeited	(125,666)	$13.09
Outstanding, December 31, 2020	1,545,518	$7.31	2.3	$36,862,947
Exercisable, December 31, 2020	1,214,512	$4.64	1.5	$30,666,752

The exercise price of outstanding options ranges from $2.46 per share to $28.48 per share.

A summary of the status of the Company’s nonvested options as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below.

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at January 1, 2020	480,584	$10.72
Granted	467,549	11.39
Vested	(531,461)	9.95
Forfeited	(85,666)	12.48
Nonvested at December 31, 2020	331,006	$12.44

There is $1,787,888 of expense remaining to be recognized over a period of approximately 2.5 years related to options outstanding at December 31, 2020.

The Company granted restricted stock awards of 94,746 and 90,000 shares in 2020 and 2019, respectively, and valued at $850,985 and $938,700, respectively. These awards vest over a period of 1 to 5 years. The Company recognized expense of $838,514 and $125,160 in 2020 and 2019, respectively related to this award. A total of $826,010 remains to be recognized at December 31, 2020 over a period of 3.2 years.

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	90,000	$10.43
Granted	94,746	8.98
Vested and issued	(84,746)	7.54
Outstanding at December 31, 2020	100,000	$11.51

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 12 – LEASES

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

For the year ended December 31, 2020, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Operating lease cost	$119,954	$132,020
Short-term lease cost (1)	130,216	84,935
Total lease cost	$250,170	$216,955

(1) Short-term lease cost includes any lease with a term of less than 12 months.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 12 – LEASES (CONTINUED)

The table below presents the future minimum lease payments to be made under operating leases as of December 31, 2020:

For the year ending December 31,
2021	$140,367
2022	102,367
2023	99,209
2024	80,375
2025	70,224
Total	492,452
Less: present value discount	43,789
Total lease liabilities	$448,753

The weighted average remaining lease term for operating leases is 4.3 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $115,431. For the year ended December 31, 2020, payments on lease obligations were $138,019 and amortization on the right of use assets was $104,805. For the year ended December 31, 2019, payments on lease obligations were $132,867 and amortization on the right of use assets was $107,656.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2020 or 2019. No other customers accounted for more than 10% of revenue in either year presented.

	2020		2019
	$	%	$	%
Customer A	5,469,126	12.6	1,349,214	5.5
Customer B	5,037,888	11.6	1,032,377	4.2
Customer C	4,824,454	11.1	3,883,589	15.8
Customer D	3,551,241	8.2	2,533,766	10.3
Customer E	1,113,599	2.6	2,801,748	11.4

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 13 – MAJOR CUSTOMERS AND VENDORS (CONTINUED)

Our accounts receivable includes 4 entities, included agencies that represent multiple customers that individually make up more than 10% of our accounts receivable at December 31, 2020 in the percentages of 19.7%, 16.2%, 15.8% and 14.4%.

The Company generates its revenues through its EHR and ePrescribe partners. It had two key partners and/or vendors through which 10% or greater of its revenue was generated in either 2020 or 2019 as set forth below. The amounts in the table below reflect the amount of revenue generated through those partners.

	2020		2019
	$	%	$	%
Partner A	22,813,574	52.7	9,210,347	37.4
Partner B	7,092,477	16.4	4,051,217	16.5

NOTE 14 – INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $19.3 million, consisting of pre-2018 losses in the amount of approximately $13.3 million that expire from 2020 through 2037, and post-2017 losses in the amount of approximately $6 million that never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Federal income tax benefit (expense) attributable to:
Current operations	$463,000	$848,000
Acquisition costs	-	(143,000)
Change in fair value of contingent consideration	(29,000)	(133,000)
Other permanent items	200,000	29,000
Deferred adjustment	(913,000)	(913,000)
Other adjustments	104,000	-
NOLs expiring	(209,000)	-
Valuation allowance	(529,000)	1,209,960
Net provision for federal income tax	$-	$897,960

	2020	2019

Current tax benefit (expense) - Federal	$-	$-
Deferred tax benefit (expense) - Federal	-	-
Adjustment of valuation allowance from business combination	-	897,960
Total tax benefit (expense) on income	$-	$897,960

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 14 – INCOME TAXES (CONTINUED)

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2020 and 2019:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$4,057,000	$3,839,000
Stock compensation	353,000	320,000
Operating lease liability	94,000	-
Other	44,000	36,000
Deferred tax asset	$4,548,000	$4,195,000

Deferred tax liabilities attributable to:
Fixed assets	$-	$(13,000)
Intangibles	(2,181,000)	(2,438,000)
Operating lease right of use assets	(94,000)	-
Other	(16,000)	(16,000)
Deferred tax liability	$(2,291,000)	$(2,467,000)
Valuation allowance	$2,257,000)	$(1,728,000)

Net deferred tax asset	$-	$-

The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income during the periods in which the net operating losses expire and the temporary differences become deductible. The Company has determined that there is significant uncertainty that the results of future operations and the reversals of existing taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets; therefore, a valuation allowance has been recorded. In making this determination, the Company considered historical levels of income, projections for future periods, and the significant amount of tax deductions to be generated from the future exercise of stock options.

The tax years 2017 to 2020 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2019 or December 31, 2020, and none are expected in the next 12 months. The Company’s foreign subsidiaries are cost centers that are primarily reimbursed for expenses, as a result they generate an immaterial amount of income or loss. Pretax book income (loss) is all from domestic operations. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.

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

DECEMBER 31, 2020

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is not involved in any legal proceedings.

Revenue-share contracts

The Company has contacts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons distributed through their networks. These contracts grant audit rights related to the payments to our partners, and, in some cases would require us to pay for the audit if the audit determined there was an underpayment and the underpayment meets certain thresholds, such as 10%. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of December 31, 2020, the Company had commitments for future minimum payments of $7.5 million that will be reflected in cost of revenues during the years from 2021 through 2022. Minimum payments are due in 2021 and 2022, in the amounts of $6.25 million and $1.5 million, respectively.

NOTE 16 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $373,027 and $126,557 recorded in 2020 and 2019, respectively, for company contributions to the plan.

NOTE 17 – SUBSEQUENT EVENTS

During February 2021, in an underwritten public offering, we issued 1,523,750 shares of our common stock for gross proceeds of $75,425,625. In connection with this transaction, we incurred equity issuance costs of $4,744,652 related to payments to the underwriter, advisors, legal fees, and other costs associated with the transaction, resulting in net proceeds to the Company of approximately $70,680,973.

In 2021, the Company issued 59,547 shares and received proceeds of $495,288 in connection with the exercise of options. In March 2021, the Company’s Board of Directors amended the 2013 Equity Compensation Plan to increase the number of shares authorized under the plan to 6.0 million shares.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 22, 2020, the Company engaged UHY LLP as the Company’s independent registered public accounting firm and dismissed Marcum LLP as the Company’s independent registered public accounting firm. There were no disagreements or reportable events required to be disclosed under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15I or 15d-15I under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15I and 15d-15I under the Exchange Act were effective as of December 31, 2020.

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

Based on this assessment as of December 31, 2020, management concluded that there were no material weaknesses. As part of the assessment at December 31, 2019, management identified the following material weaknesses which caused management to conclude that our disclosure controls and procedures were not effective at that date: (i) inadequate information technology general controls (ITGCs) in the areas of user access security, change management, IT operations and third-party management over its key financial information technology (IT) systems; and (ii) inadequate controls to ensure that data received from third parties is complete and accurate. Those weaknesses have been remediated as of December 31, 2020.

The material weaknesses in 2019 did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting as of December 31, 2020 because we became a smaller reporting company under Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Control Over Financial Reporting

During 2020, the Company improved its information technology general controls and the documentation of those controls to address the material weaknesses identified in 2019. It also implemented new controls to ensure that the data received from third parties is complete and accurate. Other than the changes to internal controls described above, there has been no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
William J. Febbo	52	Chief Executive Officer and Director
Stephen L. Silvestro	43	Chief Commercial Officer
Miriam J. Paramore	57	President and Chief Strategy Officer
Marion Odence-Ford	56	General Counsel and Chief Compliance Officer
Douglas P. Baker	64	Chief Financial Officer
Gus D. Halas	70	Chairperson and Director
Patrick Spangler	65	Director
Lynn Vos	65	Director
James Lang	56	Director
Greg Wasson		Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

William J. Febbo

Mr. Febbo joined our company as Chief Executive Officer and Director on February 22, 2016. Mr. Febbo brings more than 20 years of experience in building and managing health services and financial businesses. From 2007 to 2015, he worked with Merriman Holdings, Inc., an investment banking firm. There he served as Chief Operating Officer and assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. Prior to Merriman, Mr. Febbo was CEO and co-founder of MedPanel, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries, which was eventually acquired by MCF Corporation.

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

Marion Odence-Ford

Ms. Odence-Ford joined the company as General Counsel and Chief Compliance Officer in February 2021. She is a corporate lawyer with over 20 years of large firm and in-house experiences in a broad range of industries including life sciences, high tech, business consulting, professional services, banking, and finance companies. From April 2013 to June 2020, she was a senior member of the legal team at Decision Resources Group, a multi-national corporation that provides global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies.

Aside from that provided above, Ms. Odence-Ford does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Gus D. Halas

Mr. Halas joined our company as a Director on August 7, 2014. Mr. Halas has served as CEO of several companies. He was Chief Executive Officer and President of the Central Operating Companies at Central Garden & Pet Company from April 2011 through May 2013. Mr. Halas was President and Chief Executive Officer of T-3 Energy Services, Inc. from May 2003 to March 2009 and also served as Chairman of the Board of Directors from March 2004 to March 2009. From August 2001 to April 2003, Mr. Halas served as President and Chief Executive Officer of Clore Automotive, Inc. He also serves as a director for Triangle Petroleum Corp.

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

Lynn Vos

Ms. Vos runs VosHealth, LLC. She was the President and CEO of the Muscular Dystrophy Association from October 2017 through November 2020. Prior to that, Ms. Vos had been chief executive officer of ghg | greyhealth group since 1994 and is a champion of using digital capabilities to improve the public health. Ms. Vos also serves on the board of nTelos Wireless, a NASDAQ listed company, the Jed Foundation, a leading nonprofit dedicated to protecting the emotional health of college students, and was a founding board member of MMRF, a pioneering cancer research foundation.

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

James Lang

Mr. Lang joined our Board January 12, 2017. He brings us more than 25 years of experience in healthcare data, analytic, and technology enabled business services. Mr. Lang is the CEO of Eversana, a leading independent provider of global commercial services to the life science industry, and also presently serves as an executive advisor to Water Street, a strategic private equity firm focused exclusively on building market-leading companies in healthcare. In that capacity, he currently serves as Board Chairman to The Access Group, Health Strategies Group, Alliance Life Sciences, and Dohmen Life Science Services.  He is also on the of BioVie (Nasdaq:BIVI) a development-stage company pioneering an innovative therapeutic that targets complications due to liver cirrhosis.

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

Patrick Spangler

Patrick Spangler has over 32 years of experience in IPO’s, mergers and acquisitions, operations and financial management experience in the medical device and health care IT industries. As a transformational leader he has been responsible for driving high-performance emerging growth firms as well as large publicly traded companies and has also served in the private equity sector successfully improving operational results and exit strategies with a broad array of portfolio companies. He currently serves as Chief Financial Officer of On Target Laboratories which has developed fluorescent markers to target and illuminate cancer during surgery.

Prior to On Target Laboratories, Mr. Spangler served as Chief Financial Officer of MHC Software supplying document automation software to a variety of industries. Previous to MHC, Mr. Spangler served as Chief Financial Officer of Vigilanz Corporation, Chief Financial Officer of Healthland Inc, SVP and CFO for Epocrates (EPOC), SVP and CFO of ev3 Inc. (EVVV), and Executive Vice President and Chief Financial Officer and Assistant Secretary for EMPI Inc (EMPI). Prior to joining EMPI Inc. Mr. Spangler served for over eleven years in various senior finance leadership positions at Medtronic, Inc (MDT).

Mr. Spangler holds a Bachelor of Science in Accounting from the University of Minnesota, a Master of Business Taxation from the University of Minnesota and a Master of Business Administration from University of Chicago and also serves on the Board of Directors of Lifespace Communities Inc, and previously served on the board of Urologix Inc (ULGX) a leader in less invasive in office BPH treatment.

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

Greg Wasson

Mr. Wasson, age 62, joined the Board in July 2020. Mr. Wasson is the former President and CEO of Walgreens Boots Alliance. While president and CEO of Walgreens, Wasson led the company to record sales of $76.4 billion in 2014. He created significant shareholder value by completing game-changing mergers and acquisitions, leading complex organizational and structural change, assembling a diverse and high-performance senior leadership team, and establishing Walgreens as an industry leader. Wasson is largely credited for transforming the iconic 114-year-old domestic company into the first global pharmacy-led, health, well-being, and beauty enterprise via the successful merger with European-based Alliance Boots in 2015.

Prior to being appointed president and CEO of the combined companies, Walgreens Boots Alliance, Wasson had risen through the ranks through a number of positions of increasing responsibility and executive leadership, starting as an intern at Walgreens in 1980.

Aside from that provided above, Mr. Wasson does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Wasson is qualified to serve on our Board of Directors because of his extensive executive skills and background in the healthcare industry.

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

We have no significant employees.

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

Nominating and Governance Committee

The Board of Directors has established a Nominating and Governance Committee. In 2020, the committee members were Directors Vos (Chair), Lang, and Halas. The Nominating and Corporate Governance Committee held 4 meetings during the fiscal year ended December 31, 2020. The Nominating and Corporate Governance Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Compensation Committee

The Board of Directors has established a Compensation Committee. The Compensation Committee held 4 meetings during the fiscal year ended December 31, 2020, and held other informal discussions as needed. In 2020, the Committee was composed of Directors Halas, Spangler, Wasson, and Lang, and is chaired by Director Lang. The Compensation Committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

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

Audit Committee

In 2020, the Audit Committee was comprised of Directors Halas, Spangler and Vos, and is chaired by Director Spangler. The Audit Committee held four meetings during the fiscal year ended December 31, 2020 and held informal discussions as necessary.

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

For the fiscal year ending December 31, 2020, the Audit Committee:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2020 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020, other than the Company was late in filing Form 4s related to its quarterly grant of shares to independent directors in one instance for directors, Lang, Wasson, Vos, Halas, and Spangler. In addition, director Lang had an additional late Form 4 and Director Wasson had a late Form 3 – both related to issues with filing codes. AWM Investment Company, Inc., was late in one instance in filing its Form 4 obligation.

Code of Ethics

In October 2017, the Board of Directors adopted a Code of Ethics for the Company, which was attached to our 2017 Annual Report on Form 10-K as Exhibit 14.1.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current named executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William J. Febbo (1)	2020	350,000	261,187	638,985	-	15,400	1,265,572
CEO, Director	2019	300,000	126,990	391,800	-	15,200	833,990
Stephen L. Silvestro	2020	300,000	185,562	380,628		-	866,190
Chief Commercial Officer	2019	188,821	82,678	938,700		-	1,210,199
Miriam Paramore (2)	2020	275,000	136,812	228,370	-	11,400	651,582
President	2019	250,000	70,550	130,600	-	11,200	462,350

Narrative Disclosure to the Summary Compensation Table

(1)	Amounts reflected in All Other Compensation column for Mr. Febbo in 2019 is composed of $11,200 employer matching contributions to the Company’s retirement plan and $4,000 for a term life policy. The 2020 amounts are $11,400 employer matching contributions to the Company’s retirement plan and the balance for a term life policy.

(2)	Amount reflected in All Other Compensation for Ms. Paramore for both years reflects employer matching contributions to the Company’s retirement plan.

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

In February 2019, the Board of Directors granted Mr. Febbo an additional 30,000 shares of restricted common stock if the Company achieves certain targeted stretch revenue goals in 2019. Those goals were not achieved, so the shares did not vest. In March 2020, the Board of Directors granted Mr. Febbo an additional 84,786 shares of restricted common stock that vested over the course of 2020. In January 2021, the Board of Directors granted Mr. Febbo an additional 28,883 shares of restricted stock that vest annually over a 3 year period starting on the date of grant.

Mr. Silvestro joined the Company as Chief Commercial Officer on April 29, 2019. Under the terms of his employment agreement, he received an annual base salary of $280,000 and a signing bonus of $30,000, paid in two installments of $15,000 in 2019. In March 2020, the Board of Directors amended his contract to increase his base salary to $300,000 for 2020. In January 2021, the Board increased his base salary to $330,000 per year, effective January 1, 2021. In addition, he was eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of his annual salary. In March 2020, the Board increased his target bonus percentage to 50% of his base salary. He is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Mr. Silvestro’s contract also calls for 12 months of severance if he is terminated without cause.

Mr. Silvestro also received a grant of 90,000 shares of restricted common stock at the time of his employment. The grant vests all at one time upon completion of five years of employment. In March 2020, the Board of Directors granted Mr. Silvestro 105,993 options, which vest quarterly throughout 2020, to purchase shares of common stock at a price of $7.51 per share. In January 2021, the Board of Directors granted Mr. Silvestro 38,511 options, which vest annually over a three-year period beginning on the date of the grant, with an exercise price of $37.50 per share.

Ms. Paramore joined the Company as President on August 1, 2017. On September 10, 2018 Ms. Paramore signed a new employment agreement calling for a base salary of $250,000. In March 2020, the Board of Directors amended her contract to increase her base salary to $275,000 for 2020. In January 2021, the Board of Directors amended her contract to increase her base salary to $290,000 annually, effective January 1, 2021. In February 2021, the Board of Directors increased her annual base salary to $300,000. In addition, she is eligible to participate in the Company’s executive bonus plan with a target bonus of 40% of her annual salary. She is also eligible for vacation, sick days, insurance, to participate in the Company’s 401k plan, and other benefits covering all employees. Ms. Paramore’s contract also calls for 12 months of severance if she is terminated without cause.

In February 2019, the Board of Directors granted Ms. Paramore 10,000 shares of restricted common stock that would vest if the Company achieves certain targeted stretch revenue goals in 2019. Those goals were not achieved, so the shares did not vest. In March 2020, the Board of Directors granted Ms. Paramore 63,558 options, which vested quarterly through 2020, to purchase shares of common stock at a price of $7.51 per share. In January 2021, the Board of Directors granted Ms. Paramore 24,093 options, which vest annually over a three-year period beginning on the date of the grant, with an exercise price of $37.50 per share.

For all three named executive officers, the executive bonus plan contains a provision whereby each officer could receive a bonus ranging from $0 to $1.0 million if a change of control transaction occurs prior to December 31, 2021, depending up on the transaction price.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officers as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Will Febbo	394,739	-	-	$3.21	02/21/21
Steve Silvestro	105,993	-	-	$7.51	03/11/25	90,000
Miriam Paramore	100,000	66,667	-	$3.15	07/27/22
	63,558	-	-	$7.51	03/11/25

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gus D. Halas	80,000	100,026	-	-	180,026
James Lang	40,000	100,026	-	-	140,026
Patrick Spangler	45,000	100,026	-	-	145,026
Lynn Vos	40,000	100,026	-	-	140,026
Greg Wasson	20,000	50,019	-	-	70,019

Narrative Disclosure to the Director Compensation Table

Pursuant to our Director Compensation Plan, independent directors (“Outside Directors”) received:

(a) an annual cash retainer for Board and Committee service in 2020 as set forth in the table below, payable in equal quarterly installments, and

(b) reimbursement for expenses related to Board meeting attendance and any committee participation.

Annual Fee ($)
Basic Director Fee	40,000
Board Chair	40,000
Audit Committee Chair	5,000

In addition, Outside Directors also each received $100,000 of Common Stock per year, payable in equal quarterly installments, which vested immediately upon issuance. Directors that are also employees of our company shall not receive additional compensation for serving on the Board. Both the cash retainer and stock awards are prorated for partial quarters of service when a new Director joins the Board.

Directors are expected to attend four meetings per year as well as spend an additional 10 – 20 hours per month on company matters.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership by each person, other than executive officers and directors, known to us to beneficially own 5% or more of our outstanding common stock as of March 3, 2021. For the purposes of this Annual Report, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein, including any such security that the person has the right to acquire within 60 days after such date.

More Than 5% Beneficial Owners:	Name and Address	Common Shares Owned	Percentage of Class

Common	BlackRock, Inc.(1) 55 East 52nd Street New York, NY 10055	978,200	5.8%
Common	Ronald L. Chez(2) 55 East Monroe Street, Suite 3700 Chicago, IL 60603	858,500	5.1%

(1)	As stated in a Schedule 13G/A filed with the Securities and Exchange Commission on January 29, 2021.
(2)	As stated in a Schedule 13D/A filed with the Securities and Exchange Commission on September 27, 2019.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of our common stock as of March 3, 2021, by each director, each named executive officer, and by the directors and all executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name(1)	Options Included in Beneficial Ownership (2)	Restricted Stock Awards (3)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class

William J. Febbo	394,739		293,278	688,017	4.0%
Steve Silvestro	105,933		-	105,933	*
Miriam Paramore	163,558		24,079	187,637	1.1%
Lynn Vos	-		31,944	31,944	*
Gus D. Halas	-		63,882	63,882	*
Patrick Spangler	-		21,389	21,389	*
James Lang	-		31,714	31,714	*
Greg Wasson			16,985	16,985	*
All Executive Officers and Directors as a group (10 persons)	756,908	-	573,491	1,330,339	7.6%

*	Less than 1%

(1)	The address of each person named in this table is c/o OptimizeRx Corp., 400 Water Street, Suite 200, Rochester, MI 48307.

(2)	This column lists shares that are subject to options exercisable within sixty (60) days of March 3, 2021 and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation paid in the normal course of business to executive officers.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years indicated below: Our 2020 financial statements were audited by UHY LLP. Our 2019 financial statements were audited by Marcum, LLP.

UHY, LLP

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$164,900	$-	$49,345	$-
2019	$-	$-	$9,625	$-

Marcum, LLP

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$19,570	$-	$-	$-
2019	$439,641	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”)[1]
3.2	Amended and Restated Bylaws of the Company[2]
3.3	Certificate of Correction, dated April 30, 2018[3]
10.1	Fourth Amended and Restated 2013 Equity Incentive Plan[4]
10.2	Amendment to Employment Agreement with William Febbo, dated March, 10, 2020[5]
10.3	Amendment to Employment Agreement with Stephen Silvestro, dated March, 10, 2020[5]
10.4	Amendment to Employment Agreement with Miriam Paramore, dated March, 10, 2020[5]
10.5	Employment agreement with Marion Odence-Ford dated February 8, 2021[6]
14.1	Code of Business Conduct and Ethics[7]
21.1**	List of Subsidiaries
23.1**	Consent of Marcum LLP
23.2**	Consent of UHY LLP
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 12, 2008.
[2]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 16, 2010.
[3]	Incorporated by reference to the Form 10-K, filed by the Company with the Securities and Exchange Commission on March 12, 2019,
[4]	Incorporated by reference to the Form 8-K filed by the Company with the Securities and Exchange Commission on March 12, 2020.
[5]	Incorporated by reference to the Form 10-K, filed by the Company with the Securities and Exchange Commission on March 26, 2020.
[6]	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 11, 2021
[7]	Incorporated by reference to the Form 10-K filed by the Company with the Securities and Exchange Commission on March 8, 2018.

**	provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo
Chief Executive Officer, Principal Executive Officer
March 8, 2021

By:	/s/ Douglas P. Baker
Douglas P. Baker
Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Febbo
William J. Febbo
Title:	Chief Executive Officer, Principal Executive Officer and Director
Date:	March 8, 2021

By:	/s/ James Lang
James Lang
Title:	Director
Date:	March 8, 2021

By:	/s/ Gus D. Halas
Gus D. Halas
Title:	Chairman and Director
Date:	March 8, 2021

By:	/s/ Patrick Spangler
Patrick Spangler
Title:	Director
Date:	March 8, 2021

By:	/s/ Lynn Vos
Lynn Vos
Title:	Director
Date:	March 8, 2021

By:	/s/ Greg Wasson
Greg Wasson
Title:	Director
Date:	March 8, 2021