Form 10-Q
period 2021-03-31
OptimizeRx Corp
filed 2021-05-06
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,280,252 common shares as of May 3, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$82,278,696	$10,516,776
Accounts receivable, net	14,738,890	17,885,705
Prepaid expenses	3,519,528	4,456,611
Total Current Assets	100,537,114	32,859,092
Property and equipment, net	142,119	148,854
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	5,049,334	5,251,822
Patent rights, net	2,304,923	2,349,570
Right of use assets, net	422,635	445,974
Other intangible assets, net	4,361,665	4,519,552
Security deposits and other assets	12,859	12,859
Total Other Assets	26,891,447	27,319,808
TOTAL ASSETS	$127,570,680	$60,327,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$499,279	$618,250
Accrued expenses	869,791	2,420,361
Revenue share payable	3,493,805	4,969,868
Current portion of lease obligations	119,389	123,220
Current portion of contingent purchase price payable	-	1,610,813
Deferred revenue	448,140	285,795
Total Current Liabilities	5,430,404	10,028,307
Non-current Liabilities
Lease obligations, net of current portion	305,039	325,533
Total Non-current liabilities	305,039	325,533
Total Liabilities	5,735,443	10,353,840
Commitments and contingencies (See note 7)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2021 or December 31, 2020	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 17,260,588 and 15,223,340 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17,261	15,223
Additional paid-in-capital	158,087,090	85,590,428
Accumulated deficit	(36,269,114)	(35,631,737)
Total Stockholders’ Equity	121,835,237	49,973,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,570,680	$60,327,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

TOTAL REVENUE	$11,229,211	$7,584,602
COST OF REVENUES	5,104,603	3,241,763

GROSS MARGIN	6,124,608	4,342,839

OPERATING EXPENSES	6,762,916	6,602,091

LOSS FROM OPERATIONS	(638,308)	(2,259,252)

OTHER INCOME
Interest Income	931	55,321
TOTAL OTHER INCOME	931	55,321
LOSS BEFORE PROVISION FOR INCOME TAXES	(637,377)	(2,203,931)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(637,377)	$(2,203,931)

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	16,101,837	14,609,499
DILUTED	16,101,837	14,609,499

NET LOSS PER SHARE

BASIC	$(0.04)	$(0.15)
DILUTED	$(0.04)	$(0.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	-	70,671,536
Shares issued as board compensation	2,695	3	124,991	-	124,994
Shares issued for stock options exercised	510,803	511	1,119,500	-	1,120,011
Stock-based compensation expense	-	-	582,159	-	582,159
Net loss	-	-	-	(637,377)	(637,377)

Balance March 31, 2021	17,260,588	$17,261	$158,087,090	$(36,269,114)	$121,835,237

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259

Shares issued as board compensation	11,136	11	99,989	-	100,000
Shares issued for stock options exercised	35,032	35	112,117	-	112,152
Stock-based compensation expense	-	-	754,512	-	754,512
Net loss	-	-	-	(2,203,931)	(2,203,931)

Balance March 31, 2020	14,646,747	$14,647	$79,238,886	$(35,628,541)	$43,624,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(637,377)	$(2,203,931)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and non-cash lease expense	526,180	519,669
Stock-based compensation	582,159	754,512
Stock issued for board service	124,994	100,000
Provision for loss on accounts receivable	20,000	-
Changes in:
Accounts receivable	3,126,815	(1,643,495))
Prepaid expenses and other assets	937,083	(2,099,448)
Accounts payable	(118,971)	55,105
Revenue share payable	(1,476,063)	1,021,811)
Accrued expenses and other liabilities	(1,581,415)	(154,473)
Deferred revenue	162,345	(88,576)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,665,750	(3,738,826)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of intangible assets	(64,693)	-
Purchase of equipment	(19,871)	(15,937)
NET CASH USED IN INVESTING ACTIVITIES	(84,564)	(15,937)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of offering costs	70,671,536	-
Proceeds from exercise of stock options	1,120,011	112,152
Payment of contingent consideration	(1,610,813)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,180,734	112,152
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,761,920	(3,642,611)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,516,776	18,852,680
CASH AND CASH EQUIVALENTS - END OF PERIOD	$82,278,696	$15,210,069

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Lease liabilities arising from right of use assets	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

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

The condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2021, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated condensed balance sheet as of December 31, 2020, has been derived from the audited consolidated condensed balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on March 8, 2021.

The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

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

MARCH 31, 2021

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

For the three months ended March 31, 2021 and 2020, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating lease cost	$33,365	$32,814
Short-term lease cost	15,924	44,629
Total lease cost	$49,289	$77,443

The table below presents the future minimum lease payments to be made under operating leases as of March 31, 2021:

As of March 31, 2021

2021(a)	$106,915
2022	104,572
2023	101,414
2024	80,742
2025	70,224
Total	463,867
Less: discount	39,439
Total lease liabilities	$424,428

(a) For the nine month period beginning April 1, 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

NOTE 3 – LEASES (continued)

The weighted average remaining lease term at March 31, 2021 for operating leases is 4.1 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $30,846 and $28,316 for the three months ending March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, payments on lease obligations were $35,657 and $34,416, respectively, and amortization on the right of use assets was $29,859 and $28,019, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2021, in an underwritten primary offering, we issued 1,523,750 shares of our common stock for gross proceeds of $75,425,625. In connection with this transaction, we incurred equity issuance costs of $4,754,089 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $70,671,536.

During the quarters ended March 31, 2021 and 2020, we issued 2,695 and 11,136 shares, respectively, of our common stock to our independent directors in connection with our Director Compensation Plan. These shares were valued at $124,994 and $100,000 at March 31, 2021 and 2020, respectively.

During the quarter ended March 31, 2021, we issued a total of 510,803 shares of our common stock and received total proceeds of $1,120,011 in connection with the exercise of stock options under our 2013 Incentive Plan. A total of 368,329 shares were issued in a cashless transaction related to 394,739 expiring options using the net settled method whereby 26,410 options were used to pay the purchase price. The remaining 116,064 shares issued in connection with the exercise of options were all issued for cash. During the quarter ended March 31, 2020, we issued 35,032 shares of our common stock and received proceeds of $112,152 in connection with the exercise of stock options under our 2013 Incentive Plan.

NOTE 5 – SHARE BASED PAYMENTS – OPTIONS AND RESTRICTED STOCK

We use the fair value method to account for stock-based compensation. We recorded $391,318 and $547,828 in compensation expense in the three months ended March 31, 2021 and 2020, respectively, related to options issued under our 2013 Incentive Plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $4,929,984 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 2.6 years. The total intrinsic value of outstanding options at March 31, 2021 was $41,423,990.

In addition to the grants to Directors described in Note 4, we also recorded $190,841 and $206,684 in compensation expense related to restricted stock awards that vest over time in the three months ended March 31, 2021 and 2020, respectively. There is $2,797,682 of remaining expense related to unvested restricted stock awards to be recognized in the future over a weighted average period of 3.6 years.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31
	2021	2020
Numerator
Net Loss	$(637,377)	$(2,203,931)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	16,101,837	14,609,499
Effect of dilutive stock options, warrants, and stock grants	-	-
Diluted	16,101,837	14,609,499

Net Loss per share
Basic	$(0.04)	$(0.15)
Diluted	$(0.04)	$(0.15)

No calculation of diluted earnings per share is included for 2021 or 2020 as the effect of the calculation would be antidilutive. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2021 was 846,441 related to options, and 137,304 related to restricted stock, for a total of 983,745 shares. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2020 was 779,670 related to options, and 174,176 related to restricted stock, for a total of 953,846 shares.

NOTE 7 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

NOTE 8 – SUBSEQUENT EVENTS

In April 2021, the Company issued 19,664 shares and received proceeds of $167,729 in connection with the exercise of options.

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2021 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose or recognize in these financial statements.

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

Overview

COVID-19

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have not observed any noticeable impact on our revenue related to these conditions in the recently completed fiscal year or quarter, or through the date of this filing, we cannot estimate the impact COVID-19 will have in the future if business and consumer activity decelerates across the globe.

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

Company Highlights through April 2021

1.	Generated sales of $11.2 million for the first three months of 2021, a 48% increase over the same period in 2020.
2.	Achieved positive cash flow from operations of $1.7 million.
3.	Raised an additional $70.7 million of capital in a public offering.
4.	Secured new enterprise-level deals for 2021 that provide access to the company’s full suite of solutions and nationwide digital healthcare platform.
5.	Enhanced our leadership team by adding a General Counsel and Chief Compliance Officer as well as elevated the Chief Technology Officer to report directly to the CEO.
6.	Secured multiple new channel partnerships outside of electronic health record companies for additional reach to oncologists and other specialties.
7.	Committed to an inclusion and diversity pledge.
8.	Enhanced our patient engagement commercial team to further scale that portion of the business.
9.	Consolidated our technology centers of excellence in Zagreb, Croatia.
10.	Completed all integration work for previous two acquisitions and paid last earnout payment related to acquisitions.
11.	Maintained a no travel, virtual operational plan with a particular focus on training, open communication, and great work culture.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues

Our total revenue reported for the three months ended March 31, 2021 was approximately $11.2 million, an increase of 48% over the approximately $7.6 million from the same period in 2020. The increased revenue resulted from increases in sales in all our messaging products.

We expect that our revenues will continue to grow for the balance of 2021 as a result of the new enterprise clients we secured in the first quarter of the year as well as those we expect to pick up for the remainder of the year. In addition, we believe that the foundations we laid in 2019 and 2020, including the noted shift to enterprise contracts, increased pharmaceutical brands, an increased distribution network, and strong growth in our messaging solutions will result in steady growth throughout the year.

Cost of Revenues

Our cost of revenue percentage, composed primarily of revenue share expense, increased as a percentage of revenues, from approximately 43% in the quarter ended March 31, 2020 to approximately 45% for the quarter ended March 31, 2021. This increase was a result of solution mix, both as it relates to solutions and the partners through which the messages are delivered. We expect our cost of revenues to decrease for future quarters as revenues from new solutions with higher margins increase as a percentage of our revenue.

Gross Margin

Our gross margin declined from 57% in the quarter ended March 31, 2020 to 55% in the quarter ended March 31, 2021. As discussed under cost of revenues above, this is a result of solution mix. Our gross margin for the entire calendar year of 2020 was 56% and our target for the full year of 2021 is 58%. We expect our gross margin to improve on a quarter over quarter basis for the balance of the year as we launch new solutions that have higher margins.

Operating Expenses

Operating expenses increased from approximately $6.6 million for the three months ended March 31, 2020 to approximately $6.8 million for the same period in 2021, an increase of approximately 2.5%. Overall, this increase results from our efforts to expand our product line and build out our organization to establish a strong base for current and future growth. Our expenses increased at a substantially lower rate than our revenues as a result of the operating leverage of our model. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended March 31,
	2021	2020

Salaries, Wages, & Benefits	$3,580,817	$3,206,137
Stock-Based Compensation	707,153	854,512
Contractors and Consultants	299,376	485,225
Travel	9,830	274,511
Board Compensation	61,250	51,375
Professional Fees	321,220	485,469
Investor Relations	46,287	19,450
Advertising and Promotion	128,885	134,887
Technology Infrastructure Costs	213,279	157,749
Integration and Exclusivity Costs	318,558	207,973
Data Costs	287,912	51,612
Office, Facility, and Other	262,169	153,522
Depreciation and Amortization	526,180	519,669

Total Operating Expense	$6,762,916	$6,602,091

The increase in operating expenses related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth. This increase is partly offset by the decrease in contractors and consultants, as we have brought functions in house that were previously performed by outsiders.

We expect salaries, wages, and benefits to increase on a quarter over quarter basis for the balance of the year due to the full impact of new hires during the first quarter as well as new hires in the pipeline.

The decreased stock-based compensation results from the lengthening of vesting periods for new grants. The majority of new grants now vest over three years or longer, as opposed to 1 year in previous years.

Travel expense is down significantly as a result of travel restrictions due to the pandemic. We expect travel expense to increase significantly starting in the third quarter of the year due to expected relaxed travel restrictions related to the COVID-19 pandemic as increasing percentages of the population are vaccinated.

Professional fees decreased in 2021 primarily as a result of our change in auditors, as well as the change in SEC rules that eliminated the need for a third-party opinion on our internal controls.

Investor relations expense increased due to the expansion of our communication efforts to reach retail investors and expand our shareholder base.

Technology infrastructure costs increased due to continued investment in our operating systems to facilitate new products as well as the implementation of additional software products to increase efficiency and information dissemination.

Data costs increased as we have purchased more data, primarily to aid in our selling effort and allow customers to target their messages more appropriately, thereby increasing our ability to charge premium prices for more highly targeted messages.

Integration and exclusivity costs represent payments to partners for access and/or exclusivity and increased because of new agreements signed after the first quarter of 2020. These payments are usually made in lump sums and expensed over the term of the contracts. These expenses are an important part of our ability to expand our network.

Our office, facility and other expense increased primarily because of increased activity. The largest single increase related to hiring expenses associated with expanding our team, both for new additions in the first quarter, as well as new hires scheduled for the second quarter including recruiter fees in some instances. Other expenses related to higher short-term costs from employees working remotely, rather than in office settings, as well as hiring cost related to new team members.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to increase from the first quarter of 2021 level as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and we are seeing the results of the investment in our team last year in our strong revenue growth this year. We do not expect human resource costs to increase as quickly as revenues, however we do expect to continue to add people to accelerate our growth and invest in future growth.

Net Loss

We had a net loss of approximately $600,000 for the three months ended March 31, 2021, as compared to a net loss of approximately $2.2 million during the same period in 2020. The reasons and specific components associated with the change are discussed above. Overall, the decreased loss resulted from an increased margin generated by our higher revenues, partially offset by the increased operating expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of approximately $100 million, compared with current liabilities of approximately $5 million, resulting in working capital of approximately $95 million and a current ratio of approximately 19 to 1. This represents an increase from our working capital of approximately $23 million and current ratio of 3 to 1 at December 31, 2020.

Our operating activities provided approximately $1.7 in cash flow during the three months ended March 31, 2021, compared with cash used of approximately $3.7 million in the same period in 2020. The cash provided in the 2021 period was the result of our net loss increased by noncash expenses, as well as working capital generated by the collection of receivables. The cash used in the 2020 period was primarily the result of increased investment in working capital; in particular, we made a $2.0 million prepayment to a partner that was expensed over the balance of the year.

We used insignificant amounts in investing activities in both the three months ended March 31, 2021 and 2020. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities in our patient engagement solution.

Our financing activities provided $70 million in the three months ended March 31, 2021, compared with cash provided of approximately $112,000 in the same period in 2020. We raised $70.7 million in a public offering of our common stock as well as generated $1.1 million from the issuance of shares related to the exercise of stock options. These were partially offset by the payment of $1.6 in earnout payments from a previous acquisition. We have no remaining earnout payments due in the future. We had proceeds from financing activities of approximately $112,000 related to the exercise of stock options during the three months ended March 31, 2020.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are discussed in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2020; however, we consider our critical accounting policies to be those related to revenue recognition, calculation of revenue share expense (cost of revenues), stock-based compensation, capitalization and related amortization of intangible assets and impairment of assets.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 was effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

 Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to our company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, we made routine ongoing improvements in our internal control and processes and hired an additional finance department team member, however, no material changes were made during the period.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, we issued 2,695 shares of restricted common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 510,803 shares of stock in connection with the exercise of options during the quarter ended March 31, 2021.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock in instances where a restrictive legend was required.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

** Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 6, 2021
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: May 6, 2021
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer