Form 10-Q
period 2021-06-30
OptimizeRx Corp
filed 2021-08-04
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,618,607 common shares as of July 30, 2021.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	OPRX	Nasdaq Capital Market

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$83,923,455	$10,516,776
Accounts receivable, net	17,933,926	17,885,705
Prepaid expenses	3,124,479	4,456,611
Total Current Assets	104,981,860	32,859,092
Property and equipment, net	137,813	148,854
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	4,896,016	5,251,822
Patent rights, net	2,258,542	2,349,570
Other intangible assets, net	4,203,777	4,519,552
Right of use assets, net	392,482	445,974
Other assets and deposits	12,859	12,859
Total Other Assets	26,503,707	27,319,808
TOTAL ASSETS	$131,623,380	$60,327,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$805,461	$618,250
Accrued expenses	2,088,651	2,420,361
Revenue share payable	3,341,312	4,969,868
Current portion of lease obligations	110,271	123,220
Current portion of contingent purchase price payable	-	1,610,813
Deferred revenue	319,609	285,795
Total Current Liabilities	6,665,304	10,028,307
Non-current Liabilities
Lease obligations, net of current portion	282,934	325,533
Total Non-current Liabilities	282,934	325,533
Total Liabilities	6,948,238	10,353,840
Commitments and contingencies (See Note 8)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at June 30, 2021 or December 31, 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 17,495,429 and 15,223,340 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17,495	15,223
Additional paid-in-capital	160,574,661	85,590,428
Accumulated deficit	(35,917,014)	(35,631,737)
Total Stockholders’ Equity	124,675,142	49,973,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,623,380	$60,327,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET REVENUE	$13,625,639	$8,783,230	$24,854,850	$16,367,832
COST OF REVENUES	5,580,964	3,639,016	10,685,567	6,880,779
GROSS MARGIN	8,044,675	5,144,214	14,169,283	9,487,053

OPERATING EXPENSES	7,704,536	6,200,027	14,467,452	12,802,118
INCOME (LOSS) FROM OPERATIONS	340,139	(1,055,813)	(298,169)	(3,315,065)

OTHER INCOME (EXPENSE)
Interest income	11,961	8,345	12,892	63,666
Change in Fair Value of Contingent Consideration	-	(30,000)	-	(30,000)

TOTAL OTHER INCOME (EXPENSE)	11,961	(21,655)	12,892	33,666

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	352,100	(1,077,468)	(285,277)	(3,281,399)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$352,100	$(1,077,468)	$(285,277)	$(3,281,399)

WEIGHTED AVERGE SHARES OUTSTANDING
BASIC	17,347,096	14,667,216	16,720,114	14,638,359
DILUTED	18,104,807	14,667,216	16,720,114	14,638,359

EARNINGS (LOSS) PER SHARE
BASIC	$0.02	$(0.07)	$(0.02)	$(0.22)
DILUTED	$0.02	$(0.07)	$(0.02)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012		70,671,536
Shares issued as board compensation	2,695	3	124,991	-	124,994
Shares issued for stock options exercised	510,803	511	1,119,500	-	1,120,011
Stock-based compensation expense	-	-	582,159	-	582,159
Net loss	-	-	-	(637,377)	(637,377)

Balance March 31, 2021	17,260,588	17,261	158,087,090	(36,269,114)	121,835,237

Shares issued as board compensation	2,035	2	125,089	-	125,091
Shares issued for stock options exercised	232,806	232	1,590,535	-	1,590,767
Stock-based compensation expense	-	-	771,947	-	771,947
Net income	-	-	-	352,100	352,100

Balance June 30, 2021	17,495,429	$17,495	$160,574,661	$(35,917,014)	$124,675,142

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

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(285,277)	$(3,281,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	1,054,138	1,040,463
Stock-based compensation	1,354,106	1,435,156
Stock issued for board services	250,085	200,027
Provision for loss on accounts receivable	40,000	40,000
Change in fair value of contingent consideration	-	30,000
Changes in:
Accounts receivable	(88,221)	(3.427,166)
Prepaid expenses and other assets	1,332,132	(1,785,422)
Accounts payable	187,211	3,747
Revenue share payable	(1,628,556)	1,878,051
Accrued expenses and other liabilities	(393,778)	186,682
Deferred revenue	33,814	68,678
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,855,654	(3,611,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(43,654)	(24,998)
Purchase of intangible assets	(176,822)	-
NET CASH USED IN INVESTING ACTIVITIES	(220,476)	(24,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of commission costs	70,671,536	-
Proceeds from the exercise of options	2,710,778	286,983
Payment of contingent consideration	(1,610,813)	(1,389,188)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	71,771,501	(1,102,205)
NET INCREASE IN CASH AND CASH EQUIVALENTS	73,406,679	(4,738,386)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,516,776	18,852,680
CASH AND CASH EQUIVALENTS - END OF PERIOD	$83,923,455	$14,114,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Lease liabilities arising from right of use assets	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

The condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2021, and our results of operations, changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the statements of cash flows for the six months ended June 30, 2021 and 2020 have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NEW ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

NOTE 3 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $1,215,703 and $77,516 at June 30, 2021, and December 31, 2020, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 3 – REVENUES (continued)

The majority of our revenue is earned from life sciences companies, such as pharmaceutical and biotech companies, or medical device makers. A small portion of our revenue is earned from other sources, such as associations and technology companies. A break down is set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from:
Life Science Companies	$13,313,044	$8,336,298	$24,256,404	$15,568,032
Other	312,595	446,932	598,446	799,800
Total Revenue	$13,625,639	$8,783,230	$24,854,850	$16,367,832

NOTE 4 – LEASES

We have operating leases for office space in three multitenant facilities with lease terms greater than 12 months, which are recorded as assets and liabilities on our condensed consolidated balance sheets. These leases include our corporate headquarters, located in Rochester, Michigan, a customer service facility in Cranbury, New Jersey, and a technical facility in Zagreb, Croatia. Certain leases contain renewal options and, for the headquarters lease, we have assumed renewal. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short term lease costs include month to month leases in shared office space facilities, such as WeWork, or similar locations.

For the three and six months ended June 30, 2021, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 4 – LEASES (continued)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating lease cost	$33,365	$66,730
Short-term lease cost (1)	16,890	32,814
Total lease cost	$50,255	$99,544

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

For the three and six months ended June 30, 2020, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Operating lease cost	$32,814	$65,627
Short-term lease cost (1)	36,186	80,815
Total lease cost	$69,000	$146,442

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of June 30, 2021:

As of June 30, 2021

2021(a)	$71,176
2022	104,572
2023	101,414
2024	80,742
2025	70,224
Total	428,128
Less: imputed interest	34,923
Total lease liabilities	$393,205

(a) For the six-month period beginning July 1, 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 4 – LEASES (continued)

The weighted average remaining lease term at June 30, 2021 for operating leases was 3.93 years and the weighted average discount rate used in calculating the operating lease asset and liability was 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $62,069 and $57,019 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, payments on lease obligations were $71,397 and $68,900, respectively, and amortization on the right of use assets was $60,013 and $56,357, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

During the quarters ended June 30, 2021 and March 31, 2021, we issued 232,806 shares and 510,803 shares of our common stock, respectively, and received proceeds of $1,590,767 and $1,120,011, respectively, in connection with the exercise of stock options under our 2013 equity incentive plan. Of the shares issued in the quarter ended March 31, 2021, a total of 368,329 shares were issued in a cashless transaction related to 394,739 expiring options using the net settled method whereby 26,410 options were used to pay the purchase price. The remaining 116,064 shares issued in connection with the exercise of options were all issued for cash.

During the quarters ended June 30, 2020, and March 31, 2020 we issued 55,731 shares and 35,032 shares of our common stock, respectively, and received proceeds of $174,831 and $112,152, respectively, in connection with the exercise of stock options under our 2013 equity compensation plan.

We also issued 42,374 shares in the six months ended June 30, 2020 in connection with restricted stock awards as described in more detail in Note 6 – Stock Based Compensation.

Our Director Compensation Plan calls for issuance of shares of common stock each quarter to each independent director. In 2021, we issued 2,695 shares valued at $124,994 in the quarter ended March 31, 2021 and 2,035 shares valued at $125,091 in the quarter ended June 30, 2021. In 2020, we issued 11,136 shares valued at $100,000 in the quarter ended March 31, 2020, and 7,748 shares valued at $100,027 in the quarter ended June 30, 2020.

NOTE 6 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation. We recorded $954,434 and $1,021,787 in compensation expense in the six months ended June 30, 2021 and 2020, respectively, related to options issued under our 2013 equity incentive plan. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $6,183,249 of remaining expense related to unvested options to be recognized in the future over a weighted average remaining period of approximately 2.5 years. The total intrinsic value of outstanding options at June 30, 2021 was $44,669,554.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 6 – STOCK BASED COMPENSATION (continued)

In addition to the grants to independent Directors described in Note 5 – Stockholders’ Equity, we also recorded $399,672 and $413,369 in compensation expense related to restricted stock awards that vest over time in the six months ended June 30, 2021, and 2020, respectively. There is $2,588,851 of remaining expense related to unvested restricted stock awards to be recognized in the future over a weighted average period of 3.4 years. A total of 42,374 shares related to restricted stock awards that vested in the six months ended June 30, 2020 and were issued during that same period.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares during the period.

The number of shares related to options, restricted stock and other similar instruments included in diluted EPS is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock option exercised, and for restricted stock, the amount of compensation cost attributed to future services which have not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options, restricted stock and similar instruments is dependent on this average stock price and will increase as the average stock price increases.

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$352,100	$(1,077,468)	$(285,277)	$(3,281,399)

Denominator
Weighted average shares outstanding used in computing earnings per share
Basic	17,347,096	14,667,216	16,720,114	14,638,359
Effect of dilutive stock options, warrants, and unvested restricted stock awards	757,711	-	-	-
Diluted	18,104,807	14,667,216	16,720,114	14,638,359

Earnings (loss) per share
Basic	$0.02	$(0.07)	$(0.02)	$(0.22)
Diluted	$0.02	$(0.07)	$(0.02)	$(0.22)

No calculation of diluted earnings per share is included for either 2020 period or for the six months ended June 30, 2021, as the effect of the calculation would be antidilutive.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 7 – EARNINGS (LOSS) PER SHARE (CONTINUED)

The number of common shares potentially issuable upon the exercise of certain options or for unvested restricted stock awards are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Weighted average number of shares excluded from calculation
Unvested restricted stock awards	98,011	79,264	94,942	48,027
Options	659,700	826,777	652,103	782,575
Total	757,711	906,041	747,045	830,602

NOTE 8 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

NOTE 9 – SUBSEQUENT EVENTS

In July 2021, we received proceeds of $300,548 and issued 123,178 shares of common stock in conjunction with the exercise of stock options.

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2021 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

In March 2020, we enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing all offices, having employees work from home, and eliminating virtually all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it does not impact our ability to execute on our contracts or deliver our core services. We opened our offices on a voluntary basis in June 2021 and we relaxed certain travel restrictions at the same time. Our customers provide essential services in the healthcare industry and we believe that our digital communication technology is more important than ever in this environment. However, our revenue often comes from advertising or marketing budgets, and in a sustained economic downturn, those categories of spending may be cut.

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

Company Highlights through July 2021

1.	Generated sales of $13.6 million for the quarter ended June 30, 2021, a 55% increase over the same period in 2020.
2.	Generated sales of $24.9 million for the six months ended June 30, 2021, a 52% increase over the same period in 2020.
3.	Achieved positive cash flow from operations of $1.9 million for the six months ended June 30, 2021.
4.	Launched our new Real World Evidence (“RWE”) messaging solution and generated revenue in Q2 from two leading brands.
5.	Raised an additional $70.7 million of capital in a public offering.
6.	Enhanced our leadership team by adding a General Counsel and Chief Compliance Officer as well as elevated the Chief Technology Officer to report directly to the CEO.
7.	Committed to an inclusion and diversity pledge.
8.	Enhanced our patient engagement commercial team to further scale that portion of the business.
Consolidated our technology centers of excellence in Zagreb, Croatia.
9.	Completed all integration work for previous two acquisitions and paid last earnout payment related to acquisitions.
10.	Maintained a no travel, virtual operational plan with a particular focus on training, open communication, and great work culture.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Revenues

Our total revenue reported for the three months ended June 30, 2021 was approximately $13.6 million, an increase of 55% over the approximately $8.8 million from the same period in 2020. Our total revenue for the six months ended June 30, 2021 was approximately $24.9 million, an increase of 52% over the approximately $16.4 million from the same period in 2020. The increased revenue resulted from increases in sales in all our messaging products.

Cost of Revenues

Our cost of revenue percentage, comprised primarily of revenue share expense, decreased slightly as a percentage of revenue in the quarter ended June 30, 2021, as compared to the same period in 2020, while for the six month period ended June 30, 2021, it increased as a percentage of revenue. These changes were the result of solution mix, both as it relates to solutions itself and the partners through which the solutions are delivered. Additional discussion is included in the gross margin section below.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Cost of Revenues %	41.0%	41.4%	43.0%	42.0%
Gross Margin %	59.0%	58.6%	57.0%	58.0%

Gross Margin

As reflected in the table above, our gross margin increased slightly in the quarter ended June 30, 2021 compared with the prior year, but decreased slightly for the six month period then ended. This is the result of solution mix. In general, there has been an increase in the percentage of activity flowing through our higher cost channels compared with a year ago. In the second quarter, this was offset by the launch of our RWE solution. Our RWE solution includes a much higher percentage of program design, which carries a higher margin than the delivery of the actual messages. We expect our gross margin to improve on a quarter over quarter basis for the balance of the year as our RWE solution expands and we continue to launch new solutions that have higher margins.

Operating Expenses

Operating expenses increased from approximately $6.2 million for the three months ended June 30, 2020 to approximately $7.7 million for the same period in 2021. Operating expenses increased from approximately $12.8 million for the six months ended June 30, 2020 to approximately $14.5 million for the same period in 2021. Overall, this increase results from our efforts to expand our product line and build out our organization to establish a strong base for current and future growth. Our expenses increased at a substantially lower rate than our revenues as a result of the operating leverage of our model. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Salaries, Wages, & Benefits	$3,906,796	$3,176,460	$7,487,612	$6,382,597
Stock-Based Compensation	897,038	780,670	1,604,191	1,635,183
Contractors and Consultants	486,577	560,991	785,963	1,022,236
Travel	48,925	13,111	58,755	287,622
Board Compensation	61,250	51,375	122,500	102,750
Professional Fees	448,598	186,834	769,818	672,304
Investor Relations	51,019	28,677	97,306	48,127
Advertising and Promotion	255,680	154,166	384,565	289,068
Technology Infrastructure Costs	256,291	218,079	469,570	399,791
Integration and Exclusivity Costs	244,600	207,973	563,158	415,946
Data Costs	257,484	72,942	545,396	124,554
Office, Facility, and Other	262,320	227,955	524,480	381,477
Depreciation and Amortization	527,958	520,794	1,054,138	1,040,463

Total Operating Expense	$7,704,536	$6,200,027	$14,467,452	$12,802,118

The increase in operating expenses related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth. This increase is partly offset by the decrease in contractors and consultants, as we have brought functions in house that were previously performed by outsiders.

We expect salaries, wages, and benefits to continue to increase on a quarter over quarter basis for the balance of the year due to the full impact of new hires already in place, as well as new hires in the pipeline.

Travel expense is down significantly on a year to date basis as a result of travel restrictions due to the pandemic. We expect travel expense to increase significantly starting in the third quarter of the year due to relaxed travel restrictions and pent up demand for meetings and visits.

Professional fees increased significantly in the second quarter of 2021 compared with the prior year. With the assistance of an outside legal firm, we undertook a comprehensive governance review of our bylaws, board charters, equity compensation plan, and overall corporate policies. This review resulted in approximately $300,000 of expense in the second quarter. In the six month period ended June 30, 2021, this was partially offset by reduced audit fees as a result of our change in auditors, as well as a change in SEC rules that eliminated the need for a third-party opinion on our internal controls. We would expect professional fees to decrease from the second quarter level for the balance of the year.

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

Our office, facility and other expense increased primarily because of increased activity. The largest single increase related to hiring expenses associated with expanding our team, both for new additions so far, as well as new hires scheduled for the future, including recruiter fees in some instances.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to increase on a quarterly basis for the balance of the year as we further implement our business plan and expand our operations to grow the business in a very dynamic and active marketplace. However, we have established a strong team as a base to support growth and we are seeing the results of the investment in our team last year in our strong revenue growth this year. We do not expect human resource costs to increase as quickly as revenues, however we do expect to continue to add people to accelerate our growth and invest in future growth.

Net Income (Loss)

We had net income of $0.4 million for the three months ended June 30, 2021, as compared to a net loss of $1.1 million during the same period in 2020. We had a loss of approximately $0.3 million for the six months ended June 30, 2021, as compared to net loss of approximately $3.3 million during the same period in 2020. The reasons and specific components associated with the change are discussed above. Overall, the net income for second quarter of 2021 and decreased loss for the six month period resulted from the increased margin generated by our higher revenues, partially offset by the increased operating expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $105.0 million, compared with current liabilities of $6.7 million, resulting in working capital of approximately $98.3 million and a current ratio of 15.7 to 1. This represents an increase from our working capital of approximately $23 million and current ratio of 3 to 1 at December 31, 2020.

Our operating activities provided approximately $1.9 in cash flow during the six months ended June 30, 2021, compared with cash used of approximately $3.6 million in the same period in 2020. The cash provided in the 2021 period was the result of our net loss increased by noncash expenses, partially offset by working capital used in the reduction of liabilities. The cash used in the 2020 period was primarily the result of increased investment in working capital; in particular, we made a $2.0 million prepayment to a partner that was expensed over the balance of the year.

We used insignificant amounts in investing activities in both the six months ended June 30, 2021 and 2020. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities in our patient engagement solution.

Our financing activities provided $71.8 million in the six months ended June 30, 2021, compared with cash used of approximately $1.1 million in the same period in 2020. We raised $70.7 million in a public offering of our common stock as well as generated $2.7 million from the issuance of shares related to the exercise of stock options. These were partially offset by the payment of $1.6 in earnout payments from a previous acquisition. We have no remaining earnout payments due in the future. Financing activities used approximately $1.3 million related to earnout payments from a previous acquisition, offset by $0.3 million from the issuance of shares related to the exercise of stock options.

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

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, we made routine ongoing improvements in our internal control and processes and hired an additional finance department team member, however, no material changes were made during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, we issued 2,035 shares of restricted common stock to our independent directors in connection with our Director Compensation Plan. We also issued a total 232,806 shares of stock in connection with the exercise of options.

In July 2021, we issued 123,178 shares of common stock in conjunction with the exercise of stock options.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1**	Addendum to the employment agreement between William Febbo and the Company dated September 24, 2020
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: August 4, 2021
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer, Principal Executive Officer, and Director

OptimizeRx Corporation
Date: August 4, 2021
	By:	/s/ Douglas P. Baker
Douglas P. Baker
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer