Form 10-Q
period 2021-09-30
OptimizeRx Corp
filed 2021-11-09
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,769,544 common shares as of November 5, 2021.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Page Number
2	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (unaudited)
5	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 (unaudited)
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$85,056,578	$10,516,776
Accounts receivable, net	20,747,529	17,885,705
Prepaid expenses	2,564,711	4,456,611
Total Current Assets	108,368,818	32,859,092
Property and equipment, net	130,863	148,854
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	4,784,771	5,251,822
Patent rights, net	2,205,550	2,349,570
Other intangible assets, net	4,045,890	4,519,552
Right of use assets, net	362,024	445,974
Other assets and deposits	12,859	12,859
Total Other Assets	26,151,125	27,319,808
TOTAL ASSETS	$134,650,806	$60,327,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$771,645	$618,250
Accrued expenses	2,460,248	2,420,361
Revenue share payable	3,891,091	4,969,868
Current portion of lease obligations	101,063	123,220
Current portion of contingent purchase price payable	-	1,610,813
Deferred revenue	348,405	285,795
Total Current Liabilities	7,572,452	10,028,307
Non-current Liabilities
Lease obligations, net of current portion	260,614	325,533
Total Non-current Liabilities	260,614	325,533
Total Liabilities	7,833,066	10,353,840
Commitments and contingencies (See Note 8)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no issued and outstanding at September 30, 2021 or December 31, 2020	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 17,727,769 and 15,223,340 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	17,728	15,223
Additional paid-in-capital	162,677,132	85,590,428
Accumulated deficit	(35,877,120)	(35,631,737)
Total Stockholders’ Equity	126,817,740	49,973,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,650,806	$60,327,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET REVENUE	$16,124,951	$10,519,191	$40,979,801	$26,887,022
COST OF REVENUES	7,047,832	4,504,844	17,733,400	11,385,622
GROSS MARGIN	9,077,119	6,014,347	23,246,401	15,501,400

OPERATING EXPENSES	9,038,929	6,191,069	23,506,381	18,993,187
INCOME (LOSS) FROM OPERATIONS	38,190	(176,722)	(259,980)	(3,491,787)

OTHER INCOME (EXPENSE)
Interest income	1,704	4,218	14,597	67,884
Change in fair value of contingent consideration	-	(110,390)	-	(140,390)

TOTAL OTHER INCOME (EXPENSE)	1,704	(106,172)	14,597	(72,506)

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	39,894	(282,894)	(245,383)	(3,564,293)

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$39,894	$(282,894)	$(245,383)	$(3,564,293)

WEIGHTED AVERGE SHARES OUTSTANDING
BASIC	17,639,346	14,900,971	17,028,762	14,726,534
DILUTED	18,198,412	14,900,971	17,028,762	14,726,534

EARNINGS (LOSS) PER SHARE
BASIC	$0.00	$(0.02)	$(0.01)	$(0.24)
DILUTED	$0.00	$(0.02)	$(0.01)	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012		70,671,536
Shares issued for stock options exercised	510,803	511	1,119,500	-	1,120,011
Shares issued as board compensation	2,695	3	124,991	-	124,994
Stock-based compensation expense	-	-	582,159	-	582,159
Net loss	-	-	-	(637,377)	(637,377)

Balance March 31, 2021	17,260,588	17,261	158,087,090	(36,269,114)	121,835,237

Shares issued for stock options exercised	232,806	232	1,590,535	-	1,590,767
Shares issued as board compensation	2,035	2	125,089	-	125,091
Stock-based compensation expense	-	-	771,947	-	771,947
Net income	-	-	-	352,100	352,100

Balance June 30, 2021	17,495,429	17,495	160,574,661	(35,917,014)	124,675,142

Shares issued for stock options exercised	232,340	233	1,094,464	-	1,094,697
Stock-based compensation expense	-	-	1,008,007	-	1,008,007
Net income	-	-	-	39,894	39,894

Balance September 30, 2021	17,727,769	$17,728	$162,677,132	$(35,877,120)	$126,817,740

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

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(245,383)	$(3,564,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	1,580,173	1,563,883
Stock-based compensation	2,362,113	2,066,609
Stock issued for board services	250,085	325,011
Provision for loss on accounts receivable	60,000	80,000
Change in fair value of contingent consideration	-	140,390
Changes in:
Accounts receivable	(2,921,824)	(5,994,527)
Prepaid expenses and other assets	1,891,900	(931,833)
Accounts payable	153,395	(12,493)
Revenue share payable	(1,078,777)	2,023,650
Accrued expenses and other liabilities	(53,710)	704,559
Deferred revenue	62,610	(118,737)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,060,582	(3,717,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(62,565)	(45,254)
Purchase of intangible assets	(324,413)	-
NET CASH USED IN INVESTING ACTIVITIES	(386,978)	(45,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of commission costs	70,671,536	-
Proceeds from the exercise of options	3,805,475	1,332,080
Payment of contingent consideration	(1,610,813)	(4,389,187)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	72,866,198	(3,057,107)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,539,802	(6,820,142)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,516,776	18,852,680
CASH AND CASH EQUIVALENTS - END OF PERIOD	$85,056,578	$12,032,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Acquisition liabilities paid in common stock	$-	$1,550,000
Lease liabilities arising from right of use assets	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 are unaudited and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2021, and our results of operations, changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the statements of cash flows for the nine months ended September 30, 2021 and 2020 have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $757,218 and $77,516 at September 30, 2021, and December 31, 2020, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 3 – REVENUES (continued)

The majority of our revenue is earned from life sciences companies, such as pharmaceutical and biotech companies, or medical device makers. A small portion of our revenue is earned from other sources, such as associations and technology companies. A break down is set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from:
Life Science Companies	$15,949,517	$10,177,247	$40,059,551	$25,751,278
Other	175,434	341,944	920,250	1,135,744
Total Revenue	$16,124,951	$10,519,191	$40,979,801	$26,887,022

NOTE 4 – LEASES

We have operating leases for office space in three multitenant facilities with lease terms greater than 12 months, which are recorded as assets and liabilities on our condensed consolidated balance sheets. These leases include our corporate headquarters, located in Rochester, Michigan, a customer service facility in Cranbury, New Jersey, and a technical facility in Zagreb, Croatia. For leases that contain renewal options we have only assumed renewal for the headquarters lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short term lease costs include month to month leases in shared office space facilities.

For the three and nine months ended September 30, 2021, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 4 – LEASES (continued)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating lease cost	$33,365	$100,094
Short-term lease cost (1)	13,652	46,466
Total lease cost	$47,017	$146,560

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

For the three and nine months ended September 30, 2020, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Operating lease cost	$32,814	$98,441
Short-term lease cost (1)	36,602	116,817
Total lease cost	$68,816	$215,258

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of September 30, 2021:

As of September 30, 2021

2021(a)	$35,436
2022	104,572
2023	101,414
2024	80,742
2025	70,224
Total	392,388
Less: imputed interest	30,711
Total lease liabilities	$361,677

(a)	For the three-month period beginning October 1, 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 4 – LEASES (continued)

The weighted average remaining lease term at September 30, 2021 for operating leases was 3.76 years and the weighted average discount rate used in calculating the operating lease asset and liability was 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $31,528 and $33,919 for the three months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $93,596 and $105,267 for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, payments on lease obligations were $35,740 and $28,482, respectively, and amortization on the right of use assets was $30,458 and $28,600, respectively. For the nine months ended September 30, 2021 and 2020, payments on lease obligations were $107,136 and $87,599, respectively, and amortization on the right of use assets was $90,471 and $84,957, respectively.

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

During the quarters ended September 30, 2021, June 30, 2021, and March 31, 2021, we issued 232,340, 232,806 and 510,803 shares of our common stock, respectively, and received proceeds of $1,094,697, $1,590,767, and $1,120,011, respectively, in connection with the exercise of stock options under our 2013 equity incentive plan. Of the shares issued in the quarter ended March 31, 2021, a total of 368,329 shares were issued in a cashless transaction related to 394,739 expiring options using the net settled method whereby 26,410 options were used to pay the purchase price. The remaining 116,064 shares issued in connection with the exercise of options were all issued for cash. No shares were issued in the quarter ended June 30, 2021 in cashless transactions. Of the shares issued in the quarter ended September 30, 2021, a total of 73,501 shares were issued in a cashless transaction related to 78,334 expiring options using the net settled method whereby 4,833 options were used to pay the purchase price. The remaining 158,839 shares issued in connection with the exercise of options were all issued for cash.

During the quarters ended September, 30, 2020, June 30, 2020, and March 31, 2020, we issued 198,024, 55,731, and 35,032 shares of our common stock, and received proceeds of $1,045,097, $174,831 and $112,152, respectively, in connection with the exercise of stock options under our 2013 incentive plan.

During 2020 and the first two quarters of 2021, each of our non-employee directors received approximately $25,000 of fully vested shares of common stock on a quarterly basis. In 2021, we issued 2,695 shares of common stock valued at $124,994 to our non-employee directors in the quarter ended March 31, 2021 and 2,035 shares valued at $125,091 in the quarter ended June 30, 2021. In the quarter ended September 30, 2021 we changed our non-employee director compensation program and began issuing restricted stock units to our non-employee directors on a quarterly basis which vest at the end of one year. In 2020, we issued 11,136 shares valued at $100,000 in the quarter ended March 31, 2020, 7,748 shares valued at $100,027 in the quarter ended June 30, 2020, and 5,915 shares valued at $124,984 in the quarter ended September 30, 2020.

We also issued 63,560 shares of our common stock in the nine months ended September 30, 2020, in connection with restricted stock unit awards as described in more detail in Note 6 – Stock Based Compensation. No shares other than the previously described non-employee director shares were issued in 2021 in connection with restricted stock unit awards.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 6 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation. We recorded $1,711,075 and $1,447,826 in compensation expense in the nine months ended September 30, 2021 and 2020, respectively, related to options issued under our equity compensation plans. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $8,654,678 of remaining expense related to unvested options to be recognized in the future over a weighted average remaining period of approximately 2.5 years. The total intrinsic value of outstanding options at September 30, 2021 was $51,205,814.

In addition to the grants to non-employee directors described in Note 5 – Stockholders’ Equity, we also recorded $651,038 and $618,783 in compensation expense related to restricted stock unit awards that vest over time in the nine months ended September 30, 2021, and 2020, respectively. There is $4,407,269 of remaining expense related to unvested restricted stock unit awards to be recognized in the future over a weighted average period of 3.6 years.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options and restricted stock units included in diluted EPS is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock option exercised, and for restricted stock units, the amount of compensation cost attributed to future services which have not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock units, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options and restricted stock units is dependent on this average stock price and will increase as the average stock price increases.

The following table sets forth the computation of basic and diluted earnings (loss) per share.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 7 – EARNINGS (LOSS) PER SHARE (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$39,894	$(282,894)	$(245,383)	$(3,564,293)

Denominator
Weighted average shares outstanding used in computing earnings per share
Basic	17,639,346	14,990,971	17,028,762	14,726,534
Effect of dilutive stock options, and unvested restricted stock unit awards	559,066	-	-	-
Diluted	18,198,412	14,900,917	17,028,762	14,726,534

Earnings (loss) per share
Basic	$0.00	$(0.02)	$(0.01)	$(0.24)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.24)

No calculation of diluted earnings per share is included for either 2020 period or for the nine months ended September 30, 2021, as the effect of the calculation would be antidilutive.

The number of common shares potentially issuable upon the exercise of certain options or for unvested restricted stock unit awards are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Weighted average number of shares excluded from calculation
Unvested restricted stock unit awards	113,886	111,186	120,509	111,186
Options	445,180	984,084	406,322	802,330
Total	559,066	1,095,270	526,831	913,516

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

NOTE 8 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

NOTE 9 – INCOME TAXES

As discussed in our annual report on Form 10-K for the year ended December 31, 2020, we had net operating losses carryforwards for federal income tax purposes of $19.3 million as of December 31, 2020. Accordingly no federal income tax expense is recorded in the current period.

NOTE 10 – SUBSEQUENT EVENTS

In October 2021, we received proceeds of $302,033 and issued 41,775 shares of common stock in conjunction with the exercise of stock options.

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2021 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

We continue to abide by federal, state, and local safety regulations, including having unvaccinated employees work from home, and providing protective measures for our vaccinated employees who choose to work in our offices, including hygiene best practices as recommended by the Centers for Disease Control and local authorities. Our customers provide essential services in the healthcare industry and we believe that our digital communication technology is more important than ever in this environment. However, our revenue often comes from advertising or marketing budgets, and in a sustained economic downturn, those categories of spending may be cut.

We will continue to closely monitor the updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, and applicable vaccine mandates, and we will adjust our business operations according to guidelines from federal, state, local or foreign authorities. In light of the foregoing, we may take actions that alter our business operations, or that we determine are in the best interests of our employees, customers, partners and stockholders.

Company Highlights through October 2021

1.	Generated sales of $16.1 million for the quarter ended September 30, 2021, a 53% increase over the same period in 2020.
2.	Generated sales of $41.0 million for the nine months ended September 30, 2021, a 52% increase over the same period in 2020.
3.	Achieved positive cash flow from operations of $2.1 million for the nine months ended September 30, 2021.
4.	Completed all integration work for previous two acquisitions and paid last earnout payment related to acquisitions in the quarter ended March 31, 2021.
5.	Raised an additional $70.7 million of capital in a public offering during the quarter ended March 31, 2021.
6.	Enhanced our leadership team by adding a new Chief Operating Officer and Chief Financial Officer in October 2021.
7.	Expanded our pipeline for our new Real World Evidence (“RWE”) messaging solution that we launched in Q2.
8.	We continued to execute on our omnichannel strategy by partnering with Demandbase, which leverages the combination of institutional and in-workflow behavioral data at the point-of-care, and now expands our platform to personalize support and engagement of providers and patients at all care points along the patient journey and enables our customers to tailor account-based engagement experiences.
9.	We implemented Therapy Initiation Workflow solution which allows life sciences companies to simplify therapy initiation by presenting healthcare providers with a fully electronic option to synchronize enrollment, benefits verification, prior authorization, and patient support onboarding. This new solution continues to expand the breadth of our platform beyond digital communications by enabling patients to obtain the therapies they need through life sciences’ support which is facilitated through our Therapy Initiation and Persistence Platform.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Our total revenue reported for the three months ended September 30, 2021 was approximately $16.1 million, an increase of 53% over the approximately $10.5 million from the same period in 2020. Our total revenue for the nine months ended September 30, 2021 was approximately $41.0 million, an increase of 52% over the approximately $26.9 million from the same period in 2020. The increased revenue resulted from increases in sales throughout our solutions.

Cost of Revenues

Our cost of revenue, comprised primarily of revenue share expense, increased slightly as a percentage of revenue in the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020. These changes were the result of solution mix, both as it relates to solutions itself and the partners through which the solutions are delivered. Additional discussion is included in the gross margin section below.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Cost of Revenues %	43.7%	42.8%	43.3%	42.3%
Gross Margin %	56.3%	57.2%	56.7%	57.7%

Gross Margin

As reflected in the table above, our gross margin decreased slightly in both the three and nine months ended September 30, 2021 compared with the prior year. This is the result of solution mix. In general, there has been an increase in the percentage of activity flowing through our higher cost channels compared with a year ago. This was offset by the launch of our RWE solution. Our RWE solution includes a much higher percentage of program design, which carries a higher margin than the delivery of the actual messages. We expect our gross margin to remain relatively constant for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $6.2 million for the three months ended September 30, 2020 to approximately $9.0 million for the same period in 2021. Operating expenses increased from approximately $19.0 million for the nine months ended September 30, 2020 to approximately $23.5 million for the same period in 2021. Overall, this increase results from our efforts to expand our product line and build out our organization to establish a strong base for current and future growth. Our expenses increased at a lower rate than our revenues as a result of the operating leverage of our model. The detail of expenditures by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Salaries, Wages, & Benefits	$4,619,320	$3,304,388	$12,106,933	$9,686,985
Stock-Based Compensation	1,008,007	756,437	2,612,198	2,391,620
Contractors and Consultants	541,663	568,535	1,327,615	1,590,771
Travel	178,711	21,802	237,466	309,424
Board Compensation	61,250	61,250	183,750	164,000
Professional Fees	469,272	199,262	1,239,090	871,565
Investor Relations	60,630	28,356	157,936	76,483
Advertising and Promotion	337,778	85,085	722,343	374,152
Technology Infrastructure Costs	313,711	180,014	783,281	579,805
Integration and Exclusivity Costs	431,266	208,806	994,423	624,753
Data Costs	186,583	42,108	731,980	166,662
Office, Facility, and Other Expenses	304,703	211,606	829,193	593,084
Depreciation and Amortization	526,035	523,420	1,580,173	1,563,883

Total Operating Expense	$9,038,929	$6,191,069	$23,506,381	$18,993,187

The increase in operating expenses related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth. Through the end of September, we have hired 32 new people this year, largely in areas focused on increasing revenue. This increase is partly offset by the decrease in contractors and consultants, as we have brought functions in house that were previously outsourced.

We expect salaries, wages, and benefits to continue to increase in the fourth quarter due to the full impact of new hires already in place, as well as new hires in the pipeline.

Travel expense remains down on a year to date basis as a result of pandemic-related travel restrictions, We reopened travel at the end of the second quarter and incurred significantly more travel expenses in the quarter ended September 30, 2021 than in the prior year due relaxed travel restrictions.

Professional fees increased in both the three and nine months ended September 30, 2021 compared with the prior year. With the assistance of an outside legal firm, we undertook a comprehensive governance review of our bylaws, board charters, equity compensation plan, and overall corporate policies to enhance and improve our overall governance. This review accounts for the majority of the year to date increase. In addition, due to the increase in our market cap, our outside auditors are now required to render an opinion on our internal controls. Our expenditures on professional fees in connection with the preparation for and work related to that audit in 2021 increased in the quarter ended September 30, 2021. We would expect professional fees to remain at a similar level for the balance of the year.

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

Integration and exclusivity costs represent payments to partners for access and/or exclusivity and increased because of new agreements signed. These payments are usually made in lump sums and expensed over the term of the contracts. These expenses are an important part of our ability to expand our network.

Our office, facility and other expenses increased primarily because of the addition of new employees, including recruiter fees, as well as the reopening of our offices.

All other variances in the table above are the result of fluctuations in the ordinary course of business.

We expect our overall operating expenses to increase on a quarterly basis for the balance of the year as we further implement our business plan. We do not expect human resource costs to increase as quickly as revenues, however we do expect to hire additional employees to support and accelerate our anticipated growth.

Net Income (Loss)

We had net income of $.04 million for the three months ended September 30, 2021, as compared to a net loss of $0.3 million during the same period in 2020. We had a loss of approximately $0.2 million for the nine months ended September 30, 2021, as compared to net loss of approximately $3.6 million during the same period in 2020. The reasons and specific components associated with the change are discussed above. Overall, the net income for three months ended September 30, 2021 and decreased loss for the nine month period ended September 30, 2021 resulted from the increased margin generated by our higher revenues, partially offset by the increased operating expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $108.4 million, compared with current liabilities of $7.6 million, resulting in working capital of approximately $100.8 million and a current ratio of 14.8 to 1. This represents an increase from our working capital of approximately $23 million and current ratio of 3 to 1 at December 31, 2020.

Our operating activities provided approximately $2.1 million in cash flow during the nine months ended September 30, 2021, compared with cash used of approximately $3.7 million in the same period in 2020. The cash provided in the 2021 period was the result of our net loss increased by noncash expenses, which resulted in positive cash flow. This was partially offset by working capital used in the reduction of liabilities and to support growth in accounts receivable due to our increased revenue levels. The cash used in the 2020 period was primarily the result of increased investment in working capital; in particular, we made a $2.0 million prepayment to a partner that was expensed over the balance of the year.

We used insignificant amounts in investing activities in both the nine months ended September 30, 2021 and 2020. These investments related to purchases of equipment as well as investments related to the expansion of our network capabilities in our adherence solution.

Our financing activities provided $72.9 million in the nine months ended September 30, 2021, compared with cash used of approximately $3.1 million in the same period in 2020. We raised $70.7 million in a public offering of our common stock as well as generated $3.8 million from the issuance of shares related to the exercise of stock options. These were partially offset by the payment of $1.6 million in earnout payments from a previous acquisition. We have no remaining earnout payments due in the future. In the 2020 period, financing activities used approximately $4.4 million related to earnout payments from a previous acquisition, offset by $1.3 million from the issuance of shares related to the exercise of stock options.

Our main source of liquidity has historically been from the issuance of common stock. We do not anticipate the need to raise additional capital in the short or long term for operating purposes or to fund our growth plans. We are focused on growing our revenue, channel and partner network. However, as a company in a market that is active with merger and acquisition activity, we may have opportunities, such as for acquisitions or strategic partner relationships, which may require additional capital. We will assess these opportunities as they arise with the view of maximizing shareholder value.

Related Party Transaction

Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers we generate revenue from, such as agencies or resellers. In 2021 we have recognized revenue of $150,000 from Eversana and have open contracts as of September 30, 2021 that will result in an additional $160,000. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies as described in the footnotes to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2020; however, we consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, calculation of revenue share expense, stock-based compensation, capitalization and related amortization of intangible assets, impairment of assets, and the fair value of liabilities.

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

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, we made routine ongoing improvements in our internal control and processes and hired an additional finance department team member, however, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors previously reported in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10. 1*	OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.2*	Form of Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.3*	Form of Performance Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.4*	Form of Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.5*	Form of Performance Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.6*	Offer Letter by and between the Company and Edward Stelmakh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021.

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits have been omitted to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
**	Provided herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: November 9, 2021	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer and Principal Executive Officer

OptimizeRx Corporation

Date: November 9, 2021	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer