Form 10-K
period 2021-12-31
OptimizeRx Corp
filed 2022-02-28
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38543

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Water Street, Ste. 200 Rochester, MI	48307
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 248-651-6568

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	OPRX	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

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

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,030,061,063

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,875,435 common shares as of February 24, 2022.

Documents incorporated by reference

Certain portions of the registrant's definitive proxy statement, in connection with its 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into PART III of this Annual Report on Form 10-K.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that relate to future events and expectations and, as such, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our strategies, outlook, business and financial prospects, business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. Although OptimizeRx believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond OptimizeRx’s control.

For a discussion of some of the specific factors that could cause actual results to differ materially from the information contained in this report, see the following sections of this report: Part I, Item 1A. "Risk Factors," Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the disclosures under "Critical Accounting Policies." Market projections are subject to the risks discussed in this report and other risks in the market. OptimizeRx disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

Unless otherwise specified or the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “OptimizeRx,” or the “Company” refer to OptimizeRx Corporation and its subsidiaries.

Item 1. Business

Overview

OptimizeRx is a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over 60% of U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary point-of-care network, OptimizeRx helps patients start and stay on their medications.

We are a Nevada corporation organized in September 2008.  We conduct our operations through our wholly-owned subsidiaries, OptimizeRx Corporation, a Michigan corporation, CareSpeak Communications, Inc., a New Jersey corporation, CareSpeak Communications, D.O.O, a controlled foreign corporation incorporated in Croatia, RMDY Health, Inc. a Delaware corporation, and Cyberdiet, a controlled foreign corporation incorporated in Israel.

2021 Company Highlights

1.	Our net revenue increased to a record $61.3 million in 2021, a 42% increase over 2020.
2.	Our net revenue increased to a record $20.3 million in Q4 2021, up 24% over Q4 2020.
3.	Achieved positive cashflow from operations of $0.7 million for the year ended December 31, 2021.
4.	We generated net income of $0.4 million in 2021 as compared to a loss of $2.2 million in 2020.
5.	Completed the integration work for our previous acquisitions and paid the last earnout payment related to the acquisitions.
6.	Raised an additional $70.7 million in capital in a public offering in February 2021.
7.	Enhanced our leadership team by adding Edward Stelmakh as Chief Operating Officer and Chief Financial Officer.
8.	Expanded our pipeline for our new Real-World Evidence (“RWE”) messaging solution that we launched in the second quarter of 2021.
9.	We announced the launch of our new Therapy Initiation Workflow, which enables pharmaceutical manufacturers to execute market access strategies, and particularly supports the fast-growing area of specialty medications.
10.	We launched multiple Evidence-Based Physician Engagement programs and in December, the solution was recognized as one of the most innovative products for life sciences by PM 360 magazine.
11.	We were listed as one of the Americas’ Fastest Growing Companies by Deloitte and the Financial Times
12.	We were added to the S&P SmallCap 600 Index in October 2021.

Principal Solutions and Applications

Our principal solutions and applications can be summarized as follows:

●	Financial Messaging – Our integrated financial messaging platform is a revolutionary virtual “Patient Support Center” that allows doctors and staff to access a universe of sample vouchers, co-pay coupons and other patient support options through their EMR and/or e-Prescribe systems. It allows them to search, print or electronically dispense directly to patients and a national network of pharmacies. Our platform eliminates the need for physicians to manage and store physical drug samples by offering a more convenient and efficient way to allocate, administer and track samples and co-pay savings for their patients. Today, nearly 60% of doctor offices ban or limit drug representatives and the samples they offer. While samples are still valuable, our solution addresses the fact that many healthcare systems and doctors are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

●	Brand and Therapeutic Support Messaging – Our brand messaging services include a variety of brand awareness and therapeutic support messaging services that can be tailored to meet the needs of a brand. These messages can include brand awareness messages, reminder ads, therapeutic support messages and unbranded messages that can be targeted by specialty, diagnostic code and other criteria. Brand messaging is highly complementary to our core financial messaging solution. Historically, we have sold brand messaging based on specific solutions offered by our Electronic Health Record (“EHR”) partners, but we have developed our own proprietary banner messaging system, rolled this solution out in 2017, and expanded it since then. We also developed our own therapeutic support messaging system and launched it with our first partner in late 2018. We believe brand messaging represents a significant growth opportunity for us.

●	Brand Support – Our brand support is focused on educating and working with pharmaceutical manufacturers on identifying, formulating, and implementing new eRx media strategies for promoting their solutions. Our services include: 1) Drug File Integration - a service designed to better insure that manufacturers’ drugs are present in every ePrescribing platform available; 2) Sales Force Training – a service to educate the extended field sales force on this new integrated solution and what to look for within their client base to insure maximum exposure of their brands; and 3) Strategy Development – a service that assists pharmaceutical manufacturers in identifying and building a competitive strategy to take advantage of this new digital frontier. Currently, this activity results in less than 10% of our revenue, but represents a significant growth opportunity for us.

●	Patient Engagement – Our patient engagement activities arose out of our acquisition of CareSpeak Communications in October 2018, followed by our acquisition of RMDY Health in 2019. Our technology solution provides digital messaging services through our cloud based Mobile Health Messenger (“MHM”) Platform. We provide interactive health messaging for improved medication adherence and care coordination. Our HIPAA-compliant, automated, mobile messaging platform allows pharmaceutical manufactures and related entities to directly engage with patients to improve regimen compliance. We also deliver patient programs with treatment and affordability information, lifestyle and condition trackers, internet device connectivity, forms and surveys, with this all supported by a wide range of communication capabilities delivered via chat, bots, audio and telehealth. We enable this functionality for our customers, with our solutions delivering a variety of intervention mechanisms that help treat chronic conditions, such as diabetes and heart disease.

●	Evidence-Based Physician Engagement – Our evidence-based physician engagement solution uses predictive analytics via machine learning methods applied to real-world data (RWD) to assist healthcare providers (HCPs) in identifying patients who may be qualified for specific therapies, raise awareness of patient access pathways, and identify early indicators of non-adherence among patient populations. This real-world evidence (RWE) solution translates into better support for providers as they look to make the best treatment decisions for their patients. This solution has a “patient-first” focus, helping manufacturers identify which HCPs to engage by first identifying if they have patients in need of support, based on where they are in their care journey and disease state. This needs assessment is completed in real time using the AI technology on our Therapy Initiation and Persistence Platform, reducing delay in support delivery caused by traditional applications of RWD in engagement activities.

●	Therapy Initiation Workflow – the therapy initiation workflow is a digital solution focused on accelerating patient access to treatments where time-consuming medical documentation is required of HCPs prior to pharmacies dispensing prescribed drugs. The new platform enhancement particularly supports the fast-growing area of specialty medications. In-line with the major digitization paradigm shift across healthcare, this technology enhancement allows life sciences companies to simplify therapy initiation by presenting HCPs with a fully electronic option synchronizing enrollment, benefits verification, prior authorization, and patient support onboarding.

Sales and Marketing Update

Our sales team continues to expand our business with existing and new clients, strategically focused on the digital connection of care between the pharmaceutical industry, physicians, and patients. We continue driving awareness of the increased value of our enterprise platform approach, expanding our share of customer wallet in reflection of the life sciences budget shift to digital solutions. We have increased the depth and breadth of our business across existing client product portfolios by maximizing the utilization of our network.  We are expanding our business by making significant enhancements to our platform and network to digitize pharmaceutical access solutions in support of major industry paradigm shift towards improving patient care and adherence through technology. In 2021 we announced the launch of our new Therapy Initiation Workflow, a digital solution focused on accelerating patient access to treatments where time-consuming medical documentation is required of HCPs prior to pharmacies dispensing prescribed drugs. The new platform enhancement particularly supports the fast-growing area of specialty medications. Our team continues to work on converting current clients from individual solutions to enterprise platform deals with access to our full set of solutions across our network. These enterprise deals enable us to increase our revenue per customer and give us a more predictable and consistent revenue stream.

In 2021, we delivered on our marketing strategy to focus more heavily on strategic content and expansion beyond specific product marketing efforts with a 10x increase in engagement with our content, resulting in higher brand visibility through organic, non-paid channels. Our efforts remain focused on cementing our image as a strategic partner with our buyers, and we have completed a positioning expansion effort to better capture the value of our platform with our buyers in light of the innovations we have deployed over the last two years. Additionally, we hosted a series of webinars featuring industry leaders in 2021 to foster collaboration, and we hosted our second annual Innovate4Outcomes event, partnering with patient advocacy groups to brainstorm actionable solutions to address standards of care and equal access to treatment for patients.

We have continued building marketing strategy momentum in 2021 with increased industry visibility that we expect to expand in 2022.

Operational Update

In 2021, we continued expansion of our network, driving a broad mix of HCP specialties in alignment with our commercial customer therapeutic portfolios.  The introduction of Real-World Evidence and expansion into omni-channel engagement brought engagement opportunities beyond the point of prescribe, enabling access to life saving therapies.  Leveraging AI, we engage providers and patients with the right insight at precisely the right time, helping to drive improved outcomes.

Technology Update

To support our growth and to further improve the efficiency of our systems, we have moved our core platforms to Amazon Web Services. As a result of our acquisitions in 2018 and 2019, we now have tech teams based in both Croatia and Israel, in addition to our core team in the U.S., to help develop further applications throughout the organization.

All application code, libraires, and 3rd party services are maintained at high levels, with an ongoing regimen of patches and upgrades and version synchronization to ensure both forward looking and reverse compatibility.

Systems enhancements in 2021 included upgrades and full documentation of processes and procedures and security implementation in support of full Enterprise HITRUST Certification in 2022, as well as for ongoing Sarbanes Oxley, HIPAA, customer assessments and other needs.

All systems are fully scalable, automatically based on various metrics, thresholds, and are live-live in multiple redundant geographically disparate data centers.

Applications introduced are modular and flexible allowing enhancements and new solutions to flow through the system which results in rapid implementation by our partners that typically only takes a few weeks to one quarter.

Competition

Our platforms face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with health-related web sites, general purpose consumer web sites that offer specialized health sub-channels, other high-traffic web sites that include both healthcare-related and non-healthcare-related content and services, search engines that provide specialized health searches, and advertising networks that aggregate traffic from multiple sites.

Our messaging platform competes broadly in the highly competitive pharmaceutical and life sciences digital marketing industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. Our messaging offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion. Our platform is unique in its ability to reach prescribers directly in their workflow through their EHR. The primary direct competitor in our financial messaging solution is ConnectiveRx. We generally compete on the basis of several factors, including size of our network, quality of our service, our ability to target specific customer needs, and to a lesser extent, price. We believe we compete favorably on these metrics. For more information on risks relating to our competition, see  Item 1A. Risk Factors.

Intellectual Property

We own a number of patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 31, 2021 we held 3 patents and several pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent’s filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks in the United States and other countries. We also have licenses to intellectual property for the use and sale of certain of our solutions.

OPTIMIZERx, TELAREP, CareSpeak, RMDY Wellness Layers, Diet Watch, and SampleMD are our licensed trademarks.

We obtain other intellectual property rights and/or licenses used in connection with our business when practical and appropriate. Historically, we have done so both organically, through commercial relationships and in connection with acquisitions.

Government Regulation

The healthcare industry and, in particular, our customers and partners are subject to applicable U.S. federal, state and local laws and regulations, including those governing fraud, abuse, privacy and security. Many of these laws and regulations are complicated and how they might apply to us, our customers, our partners, or the specific services and relationships we have with our customers and partners are not always well-defined. Our failure, or perceived failure, to accurately apply, or comply with, these laws and regulations could subject us to significant fines and liability, result in reputational harm, and adversely affect our business. See Item 1A. Risk Factors for more information on the impact of Government Regulations on OptimizeRx.

Employees

As of December 31, 2021, we had 82 full-time employees in the U.S, as well as 15 full-time international employees, and no part-time employees. None of our employees are represented by a labor union or collective bargaining agreement with respect to their employment with us. The majority of our employees work remotely and are geographically distributed across the United States, Israel and Croatia. We supplement our workforce with contractors in the United States and internationally on an as needed basis. We consider our relationship with our employees to be good and have not experienced any work stoppages.

We are dedicated to maintaining an environment where everyone feels valued, and we celebrate both the differences and similarities among our people. We also believe that diversity in all areas, including cultural background, experience and thought, is essential in making our Company stronger. In 2021 we introduced a Diversity, Equity & Inclusion Committee, which is actively engaged in improving our culture, hiring practices and education. In 2021, we committed to the Parity Pledge – pledging to interview and consider at least one qualified woman and underrepresented minority for every open role, VP or higher.

We prioritize recruiting, retaining, and incentivizing a highly qualified, diverse workforce and we incentivize selected employees through the granting of stock-based awards for compensation and performance and cash-based bonus awards for performance.

We have increased our focus on training and development for our current employees. We offer learning and development opportunities and other resources to support our employees in achieving and enhancing their development objectives. We equip our managers with the skills and tools to provide ongoing coaching and feedback so employees can maximize their performance and potential, delivering success for the company and the employee.

Available Information

Our Internet address is www.optimizerx.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Attention: Secretary, OptimizeRx Corporation, 400 Water Street, Suite 200, Rochester, MI 48307.

Item 1A. Risk Factors

Risks Relating to Our Business

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

While we were profitable for the full year of 2021, since the inception of our business we have historically incurred losses as a result of investing in future growth. We incurred losses in 2019 and 2020 as a result of our increased spending to build the organization to support expected future growth – both through additional new hires, as well as through acquisitions. While we have increased revenues significantly, we have not yet consistently achieved profitability due to these investments and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

The global pandemic may disrupt our business or the business of our customers

In December 2019, a novel strain of corona virus, which causes the infectious disease known as COVID-19 was reported. The World Health Organization declared COVID-19 a Public Health Emergency and Global Pandemic. COVID-19 has had, and continues to have, a severe impact on economies around the world, in particular in the healthcare industry in which we operate. We have taken steps to modify our business practices and mitigate the impact of the pandemic on us, and may take further precautions as required by government authorities or to protect the health of our employees, customer, and partners - but there can be no assurance that such steps will be successful, or that our business operations, or the operations of our customers or partners will not be materially and adversely affected by the consequences of the pandemic. This could materially impact our results of operations, cash flows, and financial condition.

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

Any failure to offer high-quality customer support for our portals may adversely affect our relationships with our customers and harm our financial results.

Once our solutions are implemented, our customers use our support organization to resolve technical issues relating to our solutions. In addition, we also believe that our success in selling our solutions is highly dependent on our business reputation and on favorable recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing customers or sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could also increase costs and adversely affect our operating results.

We are dependent on a concentrated group of customers.

Our revenues are concentrated in less than 50 customers, primarily large pharmaceutical manufacturers. Loss of one or more of our larger customers could have a negative impact on our operating results. In both 2021 and 2020, we had three customers that each represented slightly over 10% of our revenues; however only one customer represented over 10% of our revenues in both years.

We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of these customers or groups of customers for any reason, or a change of relationship with any of our key customers could cause a material decrease in our total revenues.

Additionally, mergers or consolidations among our customers in the healthcare industry could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms with competitors and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

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

We will need to maintain these relationships as well as diversify them. The inability to do so could adversely impact our business. We generated 53.9% and 52.7% of our revenue through our largest partner in 2021 and 2020, respectively.

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

Our future growth depends on our ability to attract, retain customers, and the loss of existing customers, or failure to attract new ones, could adversely impact our business and future prospects.

We currently work with many leading pharmaceutical companies, medical device manufacturers, associations, and other companies. While we have experienced customer growth, this growth may not continue at the same pace in the future or at all. Achieving growth in our customer base may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional customers. We may also need to modify our pricing model to attract and retain such customers. If we fail to attract new customers or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects may be materially and adversely impacted.

Actual or perceived failures to comply with applicable laws and regulations that affect the healthcare industry, including data protection, privacy and security, fraud and abuse laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, including health-related information. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

We also may be bound by contractual obligations and other obligations relating to privacy, data protection, and information security that are more stringent than applicable laws and regulations. The costs of compliance with, and other burdens imposed by, laws, regulations, standards, and other obligations relating to privacy, data protection, and information security are significant. Although we work to comply with applicable laws, regulations, and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with another or other legal obligations with which we must comply. Accordingly, our failure, or perceived inability, to comply with these laws, regulations, standards, and other obligations may limit the use and adoption of our solution, reduce overall demand for our solution, lead to regulatory investigations, breach of contract claims, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance or slow the pace at which we close sales transactions, any of which could harm our business.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as Covered Entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that Covered Entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While we are not a Covered Entity and not directly regulated by HIPAA, our customers or distributors might face significant contractual liability pursuant to such an agreement if the business associate breaches the agreement or causes the Covered Entity to fail to comply with HIPAA.  It is possible that HIPAA compliance could become a substantial regulatory burden and expense to our operations as we expand our point of care technology solutions to help patients start and stay on therapies.

Certain other laws and regulations such as federal and state anti-kickback and false claims laws may apply to us indirectly through our relationships with our customers and partners. Violations can result in considerable penalties and sanctions. If we are found to have violated, or to have facilitated the violation of such laws, we could be subject to significant penalties.

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

Our platforms face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with health-related web sites, general purpose consumer web sites that offer specialized health sub-channels, other high-traffic web sites that include both healthcare-related and non-healthcare-related content and services, search engines that provide specialized health searches, and advertising networks that aggregate traffic from multiple sites.

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

Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. Our ability to manage our operations and growth effectively will require us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures, and to attract and retain sufficient talented personnel.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies grow too quickly. If our business grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our solutions. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. We may seek additional acquisition opportunities, both to further diversify our business and to penetrate or expand important product offerings or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse impact on our business.

Our business and growth may suffer if we are unable to attract and retain key employees.

Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on us. The loss of any member of our senior management team or any of our other key employees could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to an increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business.

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

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations in Israel and Croatia, may involve risks that could adversely affect our business, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	natural or man-made disasters, political, social and economic instability, including wars, terrorism and political unrest, outbreak of disease (such as the recent outbreak of the novel coronavirus, or COVID-19), boycotts, curtailment of trade, and other business restrictions;

●	compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	unexpected changes in regulatory requirements;

●	less favorable foreign intellectual property laws;

●	adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

●	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

●	new and different sources of competition;

●	different and more stringent user protection, data protection, privacy and other laws; and

●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, as well as results of our operations.

Risks Related to Our Intellectual Property and Technology

We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

Our business is dependent, in part, on our ability to innovate, and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, confidentiality and nondisclosure agreements and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In the event a competitor or other party successfully challenges our solutions, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft or unauthorized use of our intellectual property. Any of the foregoing could have a material adverse effect upon our business, financial condition and results of operations.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and user training and education), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with customers and other parties, loss of trade secrets and other proprietary business data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

Risks Relating to Our Common Stock

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

Our stock price is subject to a number of factors, including:

●	Technological innovations or new solutions and services by us or our competitors;

●	Government regulation of our solutions and services;

●	The establishment of partnerships with other healthcare companies;

●	Intellectual property disputes;

●	Additions or departures of key personnel;

●	Sales of our common stock;

●	Our ability to execute our business plan;

●	Operating results below or exceeding expectations;

●	Our operating and financial performance and prospects;

●	Loss or addition of any strategic relationship;

●	General financial, domestic, international, economic, industry and other market trends or conditions; and

●	Period-to-period fluctuations in our financial results.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund our future growth and do not expect to declare or pay any dividend on shares of our common stock in the foreseeable future. As a result, the success of an investment in our common stock may depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which it was purchased.

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

The Company is a Nevada corporation. Anti-takeover provisions in Nevada law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if the Company is sold. For example, our charter provides that the board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide that shareholders cannot act by written consent and that directors may be removed by shareholders only with the approval of the holders of not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote at an annual or special meeting of the shareholders.

Risks Related to Being a Public Company

A material weakness in our internal control over financial reporting, if not remediated, could result in material misstatements in our financial statements. As a result, current and potential shareholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A material weakness (as defined in Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have had material weaknesses in the past that were remediated as of December 31, 2020. We cannot provide assurance that we will not in the future have additional material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies, which could result in significant costs to us and require us to divert substantial resources, including management time, from other activities. If we identify material weaknesses or fail to maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, the commencement of litigation, or the commencement of regulatory action against us, which may include court actions or administrative proceedings, any of which could materially adversely affect our business, the market value of our securities and our access to the capital markets.

Item 1B. Unresolved Staff comments

None

Item 2. Properties

Currently, we do not own any real estate. Our principal executive offices are located at 400 Water Street, Suite 200, Rochester, Michigan 48307.

As of December 31, 2021, we had operating leases with initial lease terms greater than 12 months for office space in three multitenant facilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2023, with a two-year renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of this lease for financial statement purposes. We also had a lease on office space in Cranbury, New Jersey, which expired in January 2022, with a monthly payment of $3,158, as well as a lease of approximately $1,883 per month in Zagreb, Croatia expiring in 2024. We did not renew the New Jersey lease. We also lease minor amounts of space in shared space facilities on a month to month basis as necessary.

Item 3. Legal Proceedings

We have no current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4.1 Information About Our Executive Officers

The following information sets forth the names, ages, and positions of our executive officers as of February 24, 2022.

Name	Age	Positions and Offices Held
William J. Febbo	53	Chief Executive Officer
Stephen L. Silvestro	44	Chief Commercial Officer
Marion Odence-Ford	57	General Counsel and Chief Compliance Officer
Edward Stelmakh	56	Chief Financial Officer and Chief Operations Officer
Todd Inman	66	Chief Technology Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers.

William J. Febbo

Mr. Febbo joined the Company as Chief Executive Officer and as a director in February 2016. Mr. Febbo founded Plexuus, LLC, a payment processing business for medical professionals in September 2015 and remained its Chairman from September 2015 to December 2020. From April 2007 to September 2015, Mr. Febbo served as Chief Operating Officer of Merriman Holdings, Inc., an investment banking firm, where he assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. Mr. Febbo was a co-founder of, and from September 2013 to September 2015 served as Chief Executive Officer of, Digital Capital Network, Inc. a transaction platform for institutional and accredited investors. Mr Febbo was a co-founder of, and from January 1999 to September 2015 was Chief Executive Officer of, MedPanel, LLC, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries. Since 2017, Mr. Febbo has been a faculty member of the Massachusetts Institute of Technology’s linQ program, which is a collaborative initiative focused on increasing the potential of innovative research to benefit society and the economy. Mr. Febbo currently serves as a director of Modular Medical (NASDAQ: MODD), a development stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump. In addition, Mr. Febbo has been a board member of the United Nations Association of Greater Boston, a resource for the citizens of Greater Boston on the broad agenda of critical global issues addressed by the UN and its agencies, since 2004.

On January 29, 2018, FINRA accepted a Letter of Acceptance, Waiver and Consent (the “Consent”) submitted by William Febbo. Without admitting or denying the findings, Mr. Febbo consented to the sanctions and to the entry of findings that he permitted Merriman Capital, Inc. to conduct a securities business while below its net capital requirement. From August 2012 to October 2015, Mr. Febbo was the Financial and Operations Principal (FinOp) for a registered broker-dealer, Merriman Capital, Inc. (“Merriman”). During certain months while Mr. Febbo was FinOp, FINRA found that certain of Merriman’s net capital filings with FINRA were inaccurate because of the method by which Merriman calculated net capital and that, when corrected, it was retroactively determined that Merriman had operated below its minimum net capital requirements. Mr. Febbo, as FinOp, signed certain of these reports and was thus held responsible. Based on the Consent, in settlement, Mr. Febbo, who was then no longer registered with any broker-dealer, accepted a fine of $5,000, a 10-business day suspension from acting as FinOp for any FINRA member and required to requalify by examination for the Series 27 license before again acting in a FinOp capacity.

Stephen L. Silvestro

Mr. Silvestro joined the Company as Chief Commercial Officer on April 29, 2019. Mr. Silvestro was with CCH® Tagetik, a Wolters Kluwer company that provides corporate performance management software solutions for planning, consolidation and reporting, as its Vice President and General Manager from January 2018 until April 2019. From April 2017 to January 2018, Mr. Silvestro was with Prognos Health, Inc., a healthcare data and analytics company, as its Chief Commercial Officer and, before that, from September 2007 to April 2017, he was with Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies, in various capacities with him last serving as Executive Vice President, Head of Global Sales.

Marion Odence-Ford

Ms. Odence-Ford joined the Company as General Counsel & Chief Compliance Officer in February 2021. From April 2013 to June 2020, Ms. Odence-Ford was Vice President & Deputy General Counsel at Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. From November 2004 to November 2012, Ms. Odence-Ford was Vice President & Associate General Counsel at CRA International, Inc. (dba Charles River Associates), a global consulting firm that offers economic, financial, and strategic expertise to major law firms, corporations, accounting firms, and governments around the world. From May 2004 to November 2004, Ms. Odence-Ford was a member of the GTC Law Group, LLP, a law firm specializing in the business affairs of companies in the high tech and biotech industries. Prior to joining the GTC Law Group, Ms. Odence-Ford worked on the legal teams of Bank of America Corporation/Fleet Boston Financial Corporation from November 2002 to May 2004, and Akamai Technologies, Inc. from October 1999 to November 2002. Ms. Odence-Ford began her legal career in private practice at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC, where she advised public and private companies on corporate matters.

Edward Stelmakh

Mr. Stelmakh joined the Company as Chief Financial Officer and Chief Operating Officer on October 11, 2021. He has served as Senior Vice President, Chief Financial Officer and Chief Operating Officer of Otsuka America Pharmaceuticals Inc. (“Otsuka”), a US division of a Japanese global healthcare enterprise, since April 2020. Previously, he held various positions at Otsuka including Senior Vice President and Chief Financial Officer (December 2017 – March 2020) and Vice President and Chief Financial Officer (December 2015 – November 2017). Prior to joining Otsuka, from March 2010 to December 2015, Mr. Stelmakh worked at Covance, a division of LabCorp, Inc., as Vice President, Finance, Clinical Development and Commercialization Services. Prior thereto, Mr. Stelmakh held a variety of positions of increasing responsibilities at Johnson & Johnson, Sanofi-Aventis, Organon/Schering-Plough and Mylan.

Todd Inman

Mr. Inman joined the Company on January 1, 2019 as Vice President, Technology and became the Company’s Chief Technology Officer in November 2019. Prior to joining the Company, from May 2017 to December 2018, Mr. Inman was the Founder and Chief Technology Officer of Meghadata, LLC, a master data management firm, and from July 2016 to December 2017, Mr. Inman was the Founder and Managing Partner of Data Solutions Partners, a data intelligence solutions company. From January 2011 through June 2016, Mr. Inman was Director of Data Solutions at Change HealthCare, a healthcare technology and business solutions company, and from 2005 to 2011, Mr. Inman was the Director of Data Integration of Emdeon Business Services, LLC, an information technology and services company. Prior to Emdeon, from 2001 to 2005, Mr. Inman was the Director of Clearinghouse Services at WebMD Health Corp and, from 1996 to 2001, he was the Manager of Clearinghouse Operations at Professional Office Systems, a CareFirst subsidiary, providing medical office electronic data interchange services.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market.  At February 24, 2022, there were approximately 400 shareholders of record of our common stock.

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, and other factors that our board of directors deems relevant.

For the information regarding our equity compensation plans, see PART III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over 60% of U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary point-of-care network, OptimizeRx helps patients start and stay on their medications.

Historically, our revenue was generated primarily through the facilitation of financial messages to health care providers via their EHR and ePrescribe systems using the OptimizeRx proprietary network to solve the ever-increasing communication barriers between pharmaceutical representatives and healthcare providers that have presented in the rapidly changing healthcare industry. Over time, as the demand for communication of an increasing variety of different health information between life science companies, providers, and patients continued to rise, our platform has expanded to encompass additional solutions that enable healthcare providers to access information for patients at the point of care. These solutions include brand messaging, therapeutic support messaging, brand support, and innovative patient engagement services, all of which now make up a significant portion of our total revenue.

Our strategic focus remains on growing our existing client base and generating greater and more consistent revenues in part through our continued shift in our business model toward enterprise level engagements with recurring revenue streams, while also broadening our platform with innovative proprietary solutions such as our TelaRep™ virtual communication solution and our AI-powered real-world evidence solution which uses sophisticated proprietary algorithms to derive additional revenue from our existing network. In addition, we have continued to expand our team in preparation for future growth aspirations, which may be supplemented with future acquisitions and other strategic collaborations and investments. Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability using the aforementioned recurring revenue models that have inherently higher margins.

As the business continues to grow, operating expenses are expected to increase much more slowly than revenue.

The following discussion includes an analysis and comparison of the Company’s 2021 and 2020 fiscal year results of operations, liquidity and capital resources, and critical accounting policies.

COVID-19 Business Update

The COVID-19 pandemic created unprecedented challenges in the healthcare industry which increased the demand for unique solutions ranging from access to accurate and timely information to increasing the accessibility of medications and care management. We also leveraged our digital platform to provide telehealth capabilities for healthcare providers to adapt to COVID-19 restrictions.

At the beginning of the pandemic, we transitioned our global workforce to working remotely to maintain the health and safety of our employees. Governments of cities, states, and countries globally imposed restrictions on travel and business operations, which curtailed various means of performing business and marketing activities such as the attending of health IT conferences. We are conducting business with certain modifications to employee travel and employee work locations. In addition, we have implemented health and safety policies in our offices to enable our employees to safely return to traditional working arrangements. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and shareholders.

The COVID-19 pandemic did not have an adverse impact on our financial condition and results of operations in 2021, and we currently do not expect the results of future operations and our near-and-long-term financial position and growth prospects to be negatively impacted by the pandemic given the nature of the business and the increased demand for digital health solutions.

Information pertaining to risk factors as it relates to the COVID-19 pandemic can be found in Item 1A. Risk Factors.

Key Performance Indicators

We developed a number of key performance indicators, and intend to monitor these going forward, to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in 2021 as compared to 2020 is primarily the result of our focus on signing larger and more comprehensive deals.

	Twelve Months Ended December 31
	2021	2020
Average revenue per top 20 pharmaceutical manufacturer	$2,484,557	$1,945,650

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase from 2020 to 2021 reflects continued penetration into this core customer base and reflects two new top 20 pharma customers in 2021.

	Twelve Months Ended December 31
	2021	2020
Percent of top 20 pharmaceutical manufacturers that are customers	95%	85%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our revenue from this core group of customers grew slightly faster than our overall revenue, enabling us to maintain a similar percentage of revenues from this group.

	Twelve Months Ended December 31
	2021	2020
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	77%	76%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in 2020 was increased as a result of unplanned disruption to the industry caused by the Covid-19 pandemic. Our customers shifted funds previously designated for in-person events to digital marketing throughout 2020. By 2021, while the pandemic continued, there was less disruption and customers shifted some funds back to traditional channels.

	Twelve Months Ended December 31
	2021	2020
Net revenue retention	127%	162%

Revenue per average full-time employee. We define revenue per average full-time employee as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate grew more quickly than our increase in the number of employees, allowing us to achieve more productivity. We were able to do this by taking advantage of the expandable technology infrastructure that we have built over the years.

	Twelve Months Ended December 31
	2021	2020
Revenue per average full-time employee	$729,674	$614,378

Results of Operations for the Years Ended December 31, 2021 and 2020

Net Revenue

Our net revenue increased 42% to $61.3 million for the year ended December 31, 2021 from $43.3 million for the year ended December 31, 2020. This increase resulted from a combination of factors, including the shift to enterprise contracts, increased pharmaceutical brands, an increased distribution network, and growth in our messaging solutions. We expect continued revenue growth in 2022 as a result of the foundations laid in 2020 and 2021.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 50 pharmaceutical companies as customers. However, we had only one and three customers that individually represented more than 10% of our revenues in 2021 and 2020, respectively.

Cost of Revenues

Our total cost of revenues, composed primarily of revenue share expense paid to our network partners, increased in the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the increase in revenues. Our cost of revenues as a percentage of revenue decreased from approximately 44% in the year ended December 31, 2020 to approximately 42% in the year ended December 31, 2021.

This decrease in our cost of revenues as a percentage of revenue resulted primarily from solution mix, specifically the increase in services we provide that are not subject to revenue share.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, increased from 2020 to 2021 as a result of the increased revenue. In addition, our gross margin percentage increased from 56% in 2020 to 58% in 2021 for the reasons discussed above in the cost of revenues section. We expect our gross margins to be in the 57% to 60% range in 2022.

Operating Expenses

Operating expenses increased to $35.3 million for the year ended December 31, 2021, from $26.2 million for the year ended December 31, 2020, an increase of approximately 34%. The detail by major category is reflected in the table below. Certain 2020 expenses were reclassified in the table to be comparable to the 2021 presentation.

	Years Ended December 31
	2021	2020

Compensation Expense	$17,926,205	$13,666,805
Stock-based Compensation	5,491,957	3,172,840
Contractors and Consultants	1,763,906	1,925,192
Professional Fees	1,528,893	1,312,395
Board Compensation	245,000	225,250
Investor Relations	215,490	132,652
Advertising and Promotion	1,029,208	615,938
Depreciation and Amortization	2,086,452	2,075,888
Technology Infrastructure Costs	1,149,855	834,879
Data	1,008,098	246,242
Integration Incentives	1,425,274	811,131
Office, Facility and Other	1,047,672	893,787
Travel	359,104	327,741

Total Operating Expense	$35,277,114	$26,240,740

The main drivers for the overall increase in operating expenses in 2021 was our focus on staffing and scaling our company to foster and be able to support our planned growth.

Within the operating expenses, there were a variety of increases, the largest of which was in compensation expense as a result of additional staff added in 2020 and 2021, including related benefits. During 2021, we added to our staff in several key areas, including product development, sales, and IT, and the addition of our General Counsel and Chief Compliance Officer, and Chief Financial Officer/ Chief Operating Officer. During 2021 we hired 27 net additional employees. We expect our compensation expense to continue to increase in 2022, as a result of the full year impact of 2021 hires and new hires in 2022.

Stock based compensation increased by $2.3 million from $3.2 million in 2020 to $5.5 million in 2021 primarily because of more employees and an increase in our stock price. There is a relationship between the price of the stock at the time of either the option grant or the RSU grant and the fair value of the option or RSU, resulting in a higher cost when the stock price is higher. Our stock price was higher, on average, in 2021 than 2020. In addition, we hired 3 high level executives, which tend to have larger awards, and awarded the CEO a market-based grant with a requisite service period of less than 3 years.

Contractors and consultants decreased from 2020 to 2021 as we added staff to fill roles previously filled by consultants or contractors.

Professional fees increased by 16% in 2021 compared with 2020. With the assistance of an outside legal firm, we undertook a comprehensive governance review of our bylaws, board charters, equity compensation plan, and overall corporate policies. The cost of this review, partially offset by a reduction in the cost of our audit, accounts for the increase.

Board compensation increased slightly from 2020 to 2021 due to the full year impact of an increase in the size of our board in 2020. This represents only the cash portion of the compensation.

Investor relations increased in 2021as a result of hiring a new investor relations firm, as well as increased activity in the area.

Our advertising and promotion costs increased from 2020 to 2021 as a result of a resumption in the sponsorship of, and attendance at, conferences. These activities were drastically reduced in 2020 due to the global pandemic. These activities were increased in 2021 once a Covid vaccine was developed.

Technology infrastructure costs increased due to continued investment in our operating systems to facilitate new products as well as the implementation of additional software products to increase efficiency and information dissemination.

Data costs increased as we have purchased more data, primarily to aid in our selling effort and allow customers to target their messages more appropriately based on this data, thereby increasing our ability to charge premium prices for more highly targeted messages.

Integration and exclusivity costs, which represent payments to partners for access and/or exclusivity, increased because of new agreements signed. These payments are usually made in lump sums and expensed over the term of the contracts. These expenses are an important part of our ability to expand our network. These costs increased in 2021, as we signed more contracts and contracts with larger payments.

Depreciation and amortization in 2021 remained relatively similar to 2020. We expect depreciation and amortization expense in 2022 to increase from 2021 levels as we continue to invest in the growth of our business.

Office, facility, and other miscellaneous costs increased from 2020 to 2021. The main reason for the change related to a higher level of activity with more employees, as well as hiring expenses, including recruiter fees.

Travel increased slightly from 2020 to 2021 as we reopened travel gradually in the second half of the year. In 2020, we had three months of normal travel pre-pandemic followed by very little the remainder of the year, while 2021 had lower levels than normal spread more throughout the year.

Net Income (Loss)

We finished the year ended December 31, 2021 with net income of $0.4 million, as compared to a net loss of $2.2 million during the year ended December 31, 2020. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin partially offset by increased operating expenses.. In addition, the income or loss in both periods included significant noncash items. We had $5.2 million in noncash operating expenses in 2020 and $7.6 million in noncash operating expenses in 2021.

Quarterly Financial Information

Following is a table of our quarterly operating results for 2021 for information purposes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$11,229,211	$13,625,639	$16,124,951	$20,312,797	61,292,598

Cost of revenues	5,104,603	5,580,964	7,047,832	7,920,985	25,654,384

Gross Profit	6,124,608	8,044,675	9,077,119	12,391,812	35,638,214

Operating Expenses	6,762,916	7,704,536	9,038,929	11,770,733	35,277,114

Income (Loss) from Operations	(638,308)	340,139	38,190	621,079	361,100

Other income (expense)	931	11,961	1,704	2,383	16,979

Income (loss) before Taxes	(637,377)	352,100	39,894	623,462	378,079

Income tax benefit	-	-	-	-	-

Net Income (Loss)	(637,377)	352,100	39,894	623,462	378,079

Earnings (loss) per share
Basic	$(0.04)	$0.02	$0.00	$0.04	$0.02
Diluted	$(0.04)	$0.02	$0.00	$0.03	$0.02

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

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $115.1 million, compared with current liabilities of $9.4 million, resulting in working capital of $105.7 million and a current ratio of 12 to 1. This compares with the working capital balance of $22.9 million and the current ratio of 3.3 to 1 at December 31, 2020. This increase in working capital, as discussed in more detail below, is primarily the result of a public offering of common stock in 2021.

Following is a table with summary data from the consolidated statement of cash flows for the years ended December 31, 2021 and 2020, as presented.

	2021	2020
Net cash provided by (used in) operating activities	$726,039	$(6,310,386)
Net cash used in investing activities	(485,999)	(124,725)
Net cash provided by (used in) financing activities	73,924,954	(1,900,793)

Net increase in cash and cash equivalents	$74,164,994	$(8,335,904)

Our operating activities provided $0.7 million in the year ended December 31, 2021, as compared with approximately $6.3 million used in operating activities in the year ended December 31, 2020. The cash provided in 2021 was the result of our net income and non-cash expenses, which together totaled $8.0 million. This was partially offset by the increased working capital, totaling $7.3 million, required to support higher revenues. The cash used in 2020 was primarily the result of the increased working capital required to support higher revenues, totaling $9.7 million. In addition, we had a net loss of $2.2 million, but non-cash expenses included in that loss of $5.6 million, resulting in net cash generated of $3.4 million between the two, which offset the investment in working capital.

We used $0.5 million in investing activities in 2021, compared with $0.1 million in 2020, primarily as the result of purchase of both tangible and intangible assets. The 2021 amount included $0.4 million of capitalized software development costs related to our proprietary systems and $0.1 million of tangible property, primarily personal computers. The majority of the 2020 investments were in computers, with small additional amounts of capitalized software.

Financing activities provided $73.9 million in the year ended December 31, 2021. The cash provided in 2021 was the result of our underwritten offering in 2021, which generated $70.7 million, as well as from the proceeds of option exercises, which generated $4.9 million. This was partially offset by the payment of contingent consideration related to previous acquisitions of $1.6 million. We used cash of $1.9 million in 2020 as the result of the payment of contingent consideration related to previous acquisitions of $4.4 million, partially offset by the proceeds from option exercises of $2.5 million.

We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and planned growth for the next twelve months. We do not anticipate the need to raise any additional cash to support operations. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations.

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021; however, we consider our critical accounting policies to be those related to revenue recognition, calculation of revenue share expense (cost of revenues), stock-based compensation, capitalization and related amortization of intangible assets and impairment of assets. Following is a summary of those policies.

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

Our contracts are generally all less than one year and the primary performance obligation is delivery of messages or other forms of content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting. We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider the design of the programs and related consulting services to be performance obligations separate from the delivery of messages.

As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized, over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. We recognize setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, we also recognize revenue for providing program performance reporting and maintenance, either by our company directly delivering reports or by providing access to our online reporting portal that the client can utilize. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.

In some instances, we license certain of our software applications in arrangements that do not include other performance obligations. In those instances, we record license revenue when the software is delivered for use to the license. In instances where our contracts included Software as a service, the revenue is recognized over the subscription period as services are delivered to the customer.

In some instances, we also resell messaging solutions that are available through channel partners that are complementary to the core business and client base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where we sell solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that we receive. There were no programs recorded on a net basis in the years presented. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk, we record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales.

Cost of Revenues

The primary cost of revenue is revenue share expense. Based on the volume of transactions that are delivered through the channel partner network, we provide a revenue share to compensate the partner for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue share to ConnectiveRx as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. As our solution mix has expanded and our revenues have grown, financial messaging has become a smaller percentage of our revenues and these payments to ConnectiveRx, a smaller portion of our revenue share. The contractual amount due to the channel partners is recorded as an expense at the time the message is distributed.

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

For options, fair value is estimated using the Black-Scholes option pricing model that uses the following assumptions. Estimated volatilities are based on the historical volatility of our stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise behavior and to determine this term. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. We have never paid dividends and do not expect to pay any dividends in the future.

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

For restricted stock units, the fair value is based on the market value of the Company’s common stock on the date of grant. For market based restricted stock units, fair value is estimated using a Monte Carlo simulation model. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates and dividends.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 was effective for us as of January 1, 2021. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

Not Yet Adopted

ASU Topic 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company's fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements, but it is not expected to have a material impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm;
F-3	Consolidated Balance Sheets as of December 31, 2021 and 2020;
F-4	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
F-8	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). We have also audited the Company’s internal control over financial reporting as December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements and includes the following: (1) determining whether services are considered distinct performance obligations that should be accounted for separately versus together (2) the pattern and timing of delivery for each distinct performance obligation, and (3) identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures we performed to address this critical audit matter included the following: (1) obtaining an understanding of the design and operating effectiveness of controls related to identifying distinct performance obligations, determining the timing of revenue recognition and any estimation of variable consideration, (2) selection of a sample of customer agreements and testing management’s identification and treatment of contract terms, and testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

We have served as the Company’s auditor since 2020.

/s/ UHY LLP

Sterling Heights, Michigan

February 28, 2022

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

Current Assets
Cash and cash equivalents	$84,681,770	$10,516,776
Accounts receivable, net	24,800,585	17,885,705
Prepaid expenses	5,630,655	4,456,611
Total Current Assets	115,113,010	32,859,092
Property and equipment, net	143,818	148,854
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	4,589,126	5,251,822
Patent rights, net	2,155,026	2,349,570
Right of use assets, net	328,820	445,974
Other intangible assets, net	3,902,502	4,519,552
Security deposits and other assets	12,859	12,859
Total Other Assets	25,728,364	27,319,808
TOTAL ASSETS	$140,985,192	$60,327,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$606,808	$618,250
Accrued expenses	2,902,836	2,420,361
Revenue share payable	4,378,216	4,969,868
Current portion of lease liabilities	90,982	123,220
Contingent purchase price payable	-	1,610,813
Deferred revenue	1,389,907	285,795
Total Current Liabilities	9,368,749	10,028,307
Non-current Liabilities
Lease liabilities, net of current portion	236,726	325,533
Total Liabilities	9,605,475	10,353,840
Commitments and contingencies (See Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020,	-	-
Common stock, $0.001 par value, 166,666,667 shares authorized, 17,860,975 and 15,223,340 shares issued and outstanding at December 31, 2021 and 2020, respectively	17,861	15,223
Additional paid-in-capital	166,615,514	85,590,428
Accumulated deficit	(35,253,658)	(35,631,737)
Total Stockholders’ Equity	131,379,717	49,973,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,985,192	$60,327,754

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020

Revenue	$61,292,598	$43,313,323
Cost of revenues	25,654,384	19,207,902
Gross margin	35,638,214	24,105,421

Operating Expenses
Stock-based compensation	5,491,957	3,172,840
Depreciation, amortization, and noncash lease expense	2,086,454	2,075,888
Other general and administrative expenses	27,698,703	20,992,012
Total operating expenses	35,277,114	26,240,740
Income (loss) from operations	361,100	(2,135,319)
Other income (expense)
Interest income	16,979	68,582
Change in fair value of contingent consideration	-	(140,390)
Total other income (expense)	16,979	(71,808)
Income (loss) before provision for income taxes	378,079	(2,207,127)
Income tax benefit	-	-
Net income (loss)	$378,079	$(2,207,127)
Weighted average number of shares outstanding – basic	17,228,019	14,827,923
Weighted average number of shares outstanding – diluted	17,690,489	14,827,923
Income (loss) per share – basic	$0.02	$(0.15)
Income (loss) per share – diluted	$0.02	$(0.15)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914
Stock-based compensation expense
Options	-	-	2,709,781	-	2,709,781
Restricted Stock	3,333	3	2,532,088	-	2,532,091
Issuance of common stock:
For board compensation	4,730	5	250,080	-	250,085
For stock options exercised	1,105,822	1,106	4,863,125	-	4,864,231
Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	-	70,671,536
Net income for the year	-	-	-	378,079	378,079
Balance, December 31, 2021	17,860,975	$17,861	$166,615,514	$(35,253,658)	$131,379,717

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259
Stock-based compensation expense
Options	-	-	1,884,202	-	1,884,202
Restricted Stock	84,746	84	838,430	-	838,514
Issuance of common stock:
For board compensation	28,809	29	450,095	-	450,124
For stock options exercised	414,705	415	2,487,979	-	2,488,394
For contingent purchase price and escrow hold back	94,501	94	1,657,454	-	1,657,548
Net loss for the year	-	-		(2,207,127)	(2,207,127)
Balance, December 31, 2020	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2021	For the year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$378,079	$(2,207,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,965,325	1,971,083
Noncash lease expense	121,129	104,805
Increase in bad debt reserve	80,000	200,000
Stock-based compensation	5,491,957	3,172,840
Change in fair value of contingent consideration	-	140,390
Changes in:
Accounts receivable	(6,994,880)	(10,667,680)
Prepaid expenses and other assets	(1,174,044)	(3,517,700)
Accounts payable	(11,442)	125,255
Revenue share payable	(591,652)	3,351,430
Accrued expenses and other	482,475	1,416,884
Change in operating lease liabilities	(125,020)	(106,347)
Deferred revenue	1,104,112	(294,219)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	726,039	(6,310,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100,322)	(68,041)
Acquisition of intangible assets, including intellectual property rights	(21,511)	(11,932)
Capitalized software development costs	(364,166)	(44,752)
NET CASH USED IN INVESTING ACTIVITIES	(485,999)	(124,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	70,671,536	-
Proceeds from exercise of stock options	4,864,231	2,488,394
Payment of contingent consideration	(1,610,813)	(4,389,187)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	73,924,954	(1,900,793)
NET INCREASE (DECREASE IN) CASH AND CASH EQUIVALENTS	74,164,994	(8,335,904)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,516,776	18,852,680
CASH AND CASH EQUIVALENTS – END OF PERIOD	$84,681,770	$10,516,776
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition liabilities paid in stock	$-	$1,657,548

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx is a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over 60% of U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary point-of-care network, OptimizeRx helps patients start and stay on their medications.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar, however it pays certain expenses related to its two foreign subsidiaries in the local currency, which is the sheckel for its subsidiary in Israel and the kuna for its Croatian subsidiary. All transactions are recorded at the exchange rate at the time of payment. If there is a time lag between the time of recording the liability and the time of payment, a gain or loss is recorded in the Consolidated Statement of Operations due to any fluctuations in the exchange rate.

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

DECEMBER 31, 2021

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

The following tables present the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2021 and 2020 and the valuation techniques used by the Company to determine those fair values.

2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable	$-	$-	$-	$-	$-

	2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Value

Liabilities
Contingent Purchase Price Payable (1)	$-	$-	$1,610,813	$1,610,813	$1,610,813

(1)	The contingent consideration is based off achieving certain revenue milestones in each of the next two years. The Geometric-Brownian motion analysis was used to generate spot prices for use in an option pricing model. For 2020, the final payout had been determined and was paid in 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2021 and 2020.

Amount
Balance December 31, 2019	$6,720,000
Payment of CareSpeak Communication contingent consideration	(1,389,187)
Payment of RMDY Health, Inc. contingent consideration	(3,860,390)
Increase in the value of the RMDY Health, Inc. contingent consideration	140,390
Balance December 31, 2020	1,610,813
Payment of CareSpeak Communication contingent consideration	(1,610,813)
Balance December 31, 2021	$-

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $80,000 for the year ended December 31, 2021 and $200,000 for the year ended December 31, 2020. The allowance for doubtful accounts was $241,219 and $158,163 as of December 31, 2021 and 2020, respectively. From time to time, we may record revenue based on our revenue recognition policies described below in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $2,110,865 and $757,218 at December 31, 2021, and December 31, 2020, respectively.

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

DECEMBER 31, 2021

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

	2021	2020
Life Science Companies	$59,018,033	$41,358,746
Other	2,274,565	1,954,577
Total Revenue	$61,292,598	$43,313,323

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues (cont.)

In some instances, we license certain of our software applications in arrangements that do not include other performance obligations. In those instances, we record license revenue when the software is delivered for use to the license. In instances where our contracts included Software as a service, the revenue is recognized over the subscription period as services are delivered to the customer.

In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the core business and client base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that the Company receives. There were no programs recorded on a net basis in the years presented. In instances where the Company resells these messaging solutions and has all financial risk and significant operation input and risk, the Company records the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales.

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

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2021 and 2020 the Company had $83,312,524 and $9,936,806, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America/Merrill Lynch.

Research and Development

The Company expenses research and development expenses as incurred. There was no research and development expense for the years ended December 31, 2021 and 2020.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant.

For restricted stock awards, the fair value is based on the market value of the Company’s common stock on the date of grant. For market based restricted stock units, the fair value is estimated using a Monte Carlo simulation model. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates and dividends.

For options, fair value is estimated using the Black-Scholes option pricing model that uses the following assumptions. Estimated volatilities are based on the historical volatility of the Company’s common stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and do not expect to pay any dividends in the future.

	2021	2020

Expected dividend yield	0%	0%
Risk free interest rate	0.19% - 0.67%	0.16% - 1.63%
Expected option term	3.5 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	67% - 70%	65% - 71%
Weighted average grant date fair value	$26.36	$5.49

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

Loss Per Common and Common Equivalent Share

The computation of basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2020 was 820,059 related to options, and 91,667 related to restricted stock units, for a total of 911,726 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2020.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2021 and 2020 consisted of the following:

	Net Income	Shares	Per Share Amount
Year ended December 31, 2021
Basic EPS	$378,079	17,228,019	$0.02

Diluted EPS	$378,079	17,690,489	$0.02

	Net (Loss)	Shares	Per Share Amount
Year ended December 31, 2020
Basic EPS	$(2,207,127)	14,827,923	$(0.15)

Diluted EPS	$(2,207,127)	14,827,923	$(0.15)

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

Segment reporting

We operate in one reportable segment. Overall, our business involves connecting life science companies to patients and providers. We have a common customer base for all of our solutions, which are primarily all communications with healthcare providers or patients on behalf of life science customers. Our customers are geographically located in the U.S although we have two technology centers located internationally. We do not prepare separate internal income statements by solutions as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.

Recently Issued Accounting Guidance

 In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 was effective for us as of January 1, 2021 The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

Not Yet Adopted

ASU Topic 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company's fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements, but it is not expected to have a material impact.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Prepaid revenue share and exclusivity payments	4,266,668	3,750,000
EHR access fees	250,000	317,726
Data	168,462	29,408
Insurance	156,327	77,887
Other	789,198	281,590
Total prepaid expenses	$5,630,655	$4,456,611

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Computer equipment	$267,917	$169,247
Furniture and fixtures	200,250	198,665
	468,167	367,912
Less accumulated depreciation	324,349	219,058
Property and equipment, net	$143,818	$148,854

Depreciation expense was $105,360 and $95,202 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – INTANBIGLE ASSETS

Goodwill

Our goodwill is related to the acquisitions of RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018. Goodwill is generally not amortizable for tax purposes and is not amortizable for financial statement purposes.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 – INTANBIGLE ASSETS (CONTINUED)

Intangible Assets

Intangible assets included on the consolidated balance sheets consist of the following:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,362,898	$1,207,872	2,155,026	9.6
Technology Assets	$8,548,930	$3,959,804	4,589,126	4.9
Other intangible assets
Tradename	$3,586,000	$537,900	3,084,100	12.7
Non-compete agreements	1,093,000	899,635	193,365	0.6
Customer relationships	923,000	261,963	661,037	8.4
Total other	5,602,000	1,699,498	3,902,502
Total Intangibles	$17,513,828	$6,867,174	10,646,654

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,341,388	$991,818	2,349,570	11.5
Technology Assets	$8,184,765	$2,932,943	5,251,822	7.7
Other intangible assets
Tradename	$3,586,000	$298,833	3,287,167	13.7
Non-compete agreements	1,093,000	611,885	481,115	1.6
Customer relationships	923,000	171,730	751,270	9.8
Total other	5,602,000	1,082,448	4,519,552
Total Intangibles	$17,128,153	$5,007,209	12,120,944

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 – INTANBIGLE ASSETS (CONTINUED)

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 – 15 years
Technology assets	3 – 10 years

The Company recorded amortization expense of $1,859,965 and $1,875,882 in the years ended December 31, 2021 and 2020, respectively. Expected future amortization expenses of the intangibles assets as of December 31, 2021 is as follows:

Year ended December 31,
2022	$1,532,756
2023	1,203,639
2024	1,203,639
2025	1,131,058
2026	1,009,499
Thereafter	4,566,063
Total	$10,646,654

NOTE 6 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $1,389,908 and $285,795 as of December 31, 2021 and 2020, respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity in the deferred revenue account for the year ended December 31, 2021.

Balance January 1, 2021	$285,795
Revenue recognized	(18,006,973)
Amount collected	19,111,086
Balance December 31, 2021	$1,389,908

Following is a summary of activity in the deferred revenue account for the year ended December 31, 2020.

Balance January 1, 2020	$580,014
Revenue recognized	(16,260,166)
Amount collected	15,680,152
Balance December 31, 2020	$285,795

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for a total payment in shares of common stock and options valued at $930,000 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2021.

Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers we generate revenue from, such as agencies or resellers. During the year ended December 31, 2021, we have recognized $218,333 in revenue from contracts engaged with Eversana. No revenues were recognized in 2020 related to contracts with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.

NOTE 8 – CONTINGENT PURCHASE PRICE

Our purchase of CareSpeak Communications contained a contingent element that would be paid only if the Company achieved certain patient engagement revenues in 2019 and 2020. The total contingent payment could have been up to $3.0 million. The target patient engagement revenues were achieved in both 2019 and in 2020. The calculated fair value of the contingent payment was $3,000,000 at December 31, 2019 and $1,610,813 at December 31, 2020. The final required payment was made in 2021.

Our purchase of RMDY Health, Inc. also contained a contingent element that would be paid only if the Company achieves certain revenues in 2020 and 2021 related to the RMDY business. The total contingent payment could have been up to $30.0 million. The minimum payment was $1.0 million in each of the two years. The calculated fair value of the contingent payment was $3,720,000 at December 31, 2019. We determined the fair value of the Contingent Purchase Price Payable at December 31, 2019 using a Geometric-Brownian motion analysis of the expected revenue and resulting earnout payment using inputs that include the spot price, a risk free rate of return of 1.4%, a term of 2 years, and volatility of 35%. During 2020, we reached agreement with the former shareholders of RMDY to fix the liability at $3.75 million, payable in a combination of cash and stock. Because of the change in the share price between the date of agreement and the date of payment, the amount recorded for the stock amount varied from the agreed amount. The liability was paid in full during 2020 and was paid with a $3.0 million cash payment and the remainder in shares of common stock.

There was no contingent purchase price payable at December 31, 2021.

The total fair value of contingent purchase price payable at December 31, 2020 is as follows.

	Current	Long-Term	Total
CareSpeak Communications, Inc.	$1,610,813	-	$1,610,813
RMDY Health	-	-	-
Total	$1,610,813	$-	$1,610,813

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 10,000,000 shares of preferred stock, $.001 par value per share, authorized as of December 31, 2021. No shares were issued or outstanding in either 2020 or 2021.

Common Stock

The Company had 166,666,667 shares of common stock, $.001 par value per share, authorized as of December 31, 2021. There were 17,860,975 and 15,223,340 shares of common stock issued and outstanding at December 31, 2021 and 2020, respectively.

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

The Company had a Director Compensation plan covering its independent non-employee Directors that was in effect through June 30, 2021. A total of 4,730 and 28,809 shares were granted and issued in the years ended December 31, 2021 and 2020, respectively, in connection with this compensation plan. These shares were valued at $250,085 and $450,124, respectively. The plan was changed to grant restricted stock units under the Company’s 2021 Equity compensation plan and those grants are reflected in the information in Note 10.

We issued 1,105,822 shares of common stock and received proceeds of $4,864,231 in 2021 in connection with the exercise of options. We also issued 414,705 shares of common stock and received proceeds of $2,488,394 in 2020 in connection with the exercise of options.

We issued 3,333 shares of common stock in 2021 and 84,746 shares of common in stock in 2020 in connection with the vesting of restricted stock units and discussed in greater detail in Note 10, Stock Compensation.

NOTE 10 – STOCK COMPENSATION

The Company sponsors two stock-based incentive compensation plans.

The first plan is known as the 2013 Incentive Plan (the “2013 Plan”) and was established by the Board of Directors of the Company in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended plan was approved by shareholders. A total of 671,011 shares of common stock underlying options and 145,550 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2021. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. At December 31, 2021, there were no shares available for grant under the 2013 Plan.

In 2021, the Company adopted a new plan known as the 2021 Equity Incentive Plan (“2021 Plan”). The plan was established by the Board of Directors and approved by shareholders in August 2021. A total of 2,500,000 shares are authorized for issuance under the 2021 Plan. A total of 112,536 shares of common stock underlying options and 254,188 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2021. At December 31, 2021, 2,133,276 shares were available for grant under the 2021 Plan.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 – STOCK COMPENSATION (CONTINUED)

The 2021 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. Incentive stock options may only be granted to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified options may be granted to any person, including, but not limited to, directors, officers, employees and consultants, who the Company’s Board or Compensation Committee determines. The exercise price of options granted under the 2021 Plan must be equal to at least 100% of the fair market value of our common stock as of the date of the grant of the option. Options granted under the 2021 Plan are exercisable as determined by the Compensation Committee and specified in the applicable award agreement. In no event will an option be exercisable after ten years from the date of grant.

The compensation cost that has been charged against income related to options for the years ended December 31, 2021 and 2020, was $2,709,781 and $1,884,202, respectively. No income tax benefit was recognized in the consolidated statements of income and no compensation was capitalized in any of the years presented.

The Company had the following option activity during the year ended December 31, 2021 and 2020:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at January 1, 2020	1,624,221	$6.27
Granted	467,549	$11.39
Exercised	(420,586)	$6.45
Expired or forfeited	(125,666)	$13.09
Outstanding at December 31, 2020	1,545,518	$7.31	2.3	$36,862,947
Granted	424,588	$54.34
Exercised	(1,137,065)	$7.33
Expired or forfeited	(49,494)	$24.57
Outstanding, December 31, 2021	783,547	$34.17	3.4	$23,368,961
Exercisable, December 31, 2021	197,271	$10.87	2.1	$10,109,168

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 – STOCK COMPENSATION (CONTINUED)

The table below reflects information for the total options outstanding at December 31, 2021

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.46 to $10.00	127,005	1.1	$4.05
$10,00 to $20.00	166,945	2.8	$12.51
$20.00 to $40.00	180,561	3.9	$30.52
$40.00 to $60.00	196,500	4.3	$51.88
$60.00 to $96.70	112,536	4.7	$75.19
Total	783,547	3.4	$34.17

The table below reflects information for the vested options outstanding at December 31, 2021.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.46 to $10.00	78,669	0.9	$3.76
$10,00 to $20.00	89,938	2.5	$13.36
$20.00 to $40.00	28,664	3.9	$22.52
$40.00 to $60.00	-	-	-
$60.00 to $96.70	-	-	-
Total	197,271	2.1	$10.87

A summary of the status of the Company’s nonvested options as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below.

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at January 1, 2021	331,006	$12.44
Granted	424,588	54.34
Vested	(119,823)	11.23
Forfeited	(49,495)	24.57
Nonvested at December 31, 2021	586,276	$42.01

There is $9,685,867 of expense remaining to be recognized over a period of approximately 2.4 years related to options outstanding at December 31, 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 – STOCK COMPENSATION (CONTINUED)

The Company had the following restricted stock unit (“RSU”) activity during the years ended December 31, 2021 and 2020:

	Number of RSUs	Grant date fair value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2020	90,000	$10.43
Granted	94,746	$8.98
Shares issued	(84,746)	$7.54
Outstanding at December 31, 2020	100,000	$11.51	2.4
Granted	303,556	$66.30
Forfeited	(485)	$61.82
Shares issued	(3,333)	$21.20
Outstanding at December 31, 2021	399,738	$52.99	3.3

The Company granted restricted stock units of 303,556 and 94,746 units in 2021 and 2020, respectively, and valued at $20,125,861 and $850,985, respectively. These restricted stock units vest over a period of 1.6 to 5 years. The Company recognized expense of $2,532,091 and $838,514 in 2021 and 2020, respectively, related to these restricted stock units. A total of $18,389,797 remains to be recognized at December 31, 2021 over a period of 3.0 years.

Of the restricted stock units issued in 2021, 182,938 are market-based awards that vest if the Company’s stock price hits certain price targets and maintains that price for 30 days. A total of 60,191, 60,191, and 62,016 units vest if the stock price hits $98.87, $131.82, $164.78, respectively. As described in Note 2, these market-based restricted stock units were valued using a Monte Carlo simulation model, with expected vesting in 1.6, 2.25, and 2.71 years, respectively, for the three price targets.

NOTE 11 – LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on leases. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the balance sheet. Under the guidance, we have elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

We have operating leases with terms greater than 12 months for office space in three multitenant facilities, which are recorded as assets and liabilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2023, with a renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of the lease. We also have a lease on office space in Cranbury, New Jersey, which expired in January 2022 with a monthly payment of $3,158, as well as a lease of approximately $1,883 per month in Zagreb, Croatia expiring in 2024.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 11 – LEASES (CONTINUED)

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

For the years ended December 31, 2021 and 2020, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	2021	2020

Operating lease cost	$132,305	$119,954
Short-term lease cost (1)	52,375	130,216
Total lease cost	$184,680	$250,170

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of December 31, 2021:

For the year ending December 31,
2022	103,418
2023	100,260
2024	80,550
2025	70,224
Total	354,452
Less: present value discount	26,744
Total lease liabilities	$327,708

The weighted average remaining lease term for operating leases is 3.6 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $124,919. For the year ended December 31, 2021, payments on lease obligations were $142,284 and amortization on the right of use assets was $121,129. For the year ended December 31, 2020, payments on lease obligations were $138,019 and amortization on the right of use assets was $104,805.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2021 or 2020. No other customers accounted for more than 10% of revenue in either year presented.

	2021		2020
	$	%	$	%
Customer A	14,268,819	23.0	5,037,888	11.6
Customer B	5,206,305	8.5	4,824,454	11.1
Customer C	3,157,075	5.2	5,469,126	12.1

Our accounts receivable included 2 agencies that represented multiple customers that individually made up more than 10% of our accounts receivable at December 31, 2021 in the percentages of 33.5% and 12.2%. As of December 31, 2020, our accounts receivable included 4 entities, including agencies that represented multiple customers that individually made up more than 10% of our accounts receivable in the percentages of 19.7%, 16.2%, 15.8% and 14.4%.

The Company generates its revenues through its EHR and ePrescribe partners. It had two key partners and/or vendors through which 10% or greater of its revenue was generated in either 2021 or 2020 as set forth below. The amounts in the table below reflect the amount of revenue generated through those partners.

	2021		2020
	$	%	$	%
Partner A	33,041,503	53.9	22,813,574	52.7
Partner B	9,554,266	15.6	7,092,477	16.4

NOTE 13 – INCOME TAXES

As of December 31, 2021, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $26.4 million, consisting of pre-2018 losses in the amount of approximately $13.2 million that expire from 2021 through 2037, and post-2017 losses in the amount of approximately $13.2 million that will never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2006 as a limited liability company and changed to a corporation in 2007. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Federal income tax benefit (expense) attributable to:
Current operations	$(79,000)	$463,000
State tax effect, net of federal benefit	582,000	-
State rate change	397,000	-
Change in fair value of contingent consideration	-	(29,000)
Option exercise benefits, net of Section 162M limitations	2,171,000	207,000
Other permanent items	(9,000)	(7,000)
Other adjustments	(30,000)	104,000
NOLs expiring	(26,000)	(209,000)
Valuation allowance	(3,006,000)	(529,000)
Net provision for federal income tax	$-	$-

	2021	2020

Current tax benefit (expense) - Federal	$-	$-
Deferred tax benefit (expense) - Federal	-	-
Adjustment of valuation allowance from business combination	-	-
Total tax benefit (expense) on income	$-	$-

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2021 and 2020:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$6,887,000	$4,057,000
Stock compensation	809,000	353,000
Operating lease liability	88,000	94,000
Fixed Assets	13,000	-
Other	85,000	44,000
Deferred tax asset	$7,882,000	$4,548,000

Deferred tax liabilities attributable to:
Intangibles	$(2,490,000)	$(2,181,000)
Operating lease right of use assets	(88,000)	(94,000)
Other	(41,000)	(16,000)
Deferred tax liability	$(2,619,000)	$(2,291,000)
Net deferred tax asset	$5,263,000	2,257,000
Valuation allowance	(5,263,000)	(2,257,000)
Net deferred tax asset, net of valuation allowance	$-	$-

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 13 – INCOME TAXES (CONTINUED)

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

The tax years 2018 to 2021 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2020 or December 31, 2021, and none are expected in the next 12 months. The Company’s foreign subsidiaries are cost centers that are primarily reimbursed for expenses, as a result they generate an immaterial amount of income or loss. Pretax book income (loss) is all from domestic operations. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.

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

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is not involved in any legal proceedings.

Revenue-share contracts

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons distributed through their networks. These contracts grant audit rights related to the payments to our partners, and, in some cases would require us to pay for the audit if the audit determined there was an underpayment and the underpayment meets certain thresholds, such as 10%. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of December 31, 2021, the Company had commitments for future minimum payments of $3.4 million that will be reflected in cost of revenues during the years from 2022 through 2023. Minimum payments are due in 2022 and 2023, in the amounts of $2.65 million and $0.75 million, respectively.

NOTE 15 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $343,221 and $373,027 recorded in 2021 and 2020, respectively, for the Company’s contributions to the plan.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021, has been audited by UHY LLP an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

Changes in Internal Controls Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information provided in PART I, Item 4.1, “Information About Our Executive Officers” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal No. 1 Election of Directors, “Committees of the Board of Directors” and “Information Regarding Security Holders – Delinquent Section 16(a) Reports.”

We have a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers, and employees. Only the Board may grant a waiver of any provision for a director, executive officer, or any other principal financial officer, and any such waiver, or any amendment to the Code, will be promptly disclosed as required at www.optimizerx.com. The Code can be found on the Company’s website at www.optimizerx.com under “Investor Relations—Governance.” The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation” and “Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Security Holders.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Equity Compensation Plan – Options	671,011	27.29	-
2013 Equity Compensation Plan – Restricted Stock Units	145,550	N/A	-
2021 Equity Incentive Plan – Options	112,536	75.19	-
2021 Equity Incentive Plan – Restricted Stock Units	254,653	N/A	2,132,791
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,183,750		2,132,791

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services

The required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Independent Registered Public Accountant Fee Information” and “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1)	The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are included in PART II, Item 8. “Financial Statements and Supplementary Data.”

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits. Reference is made to Item 15(b) below.

(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.
3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Second Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.
4.1**	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1†	Fourth Amended and Restated 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020.
10.2†	OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.3†	Form of Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.4†	Form of Performance Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.5†	Form of Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.6†	Form of Performance Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2021
10.7†	Amended Employment Agreement by and between the Company and William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2019.
10.8†	Amendment to the Employment Agreement with William Febbo. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.9 †	Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.10*†	Third Addendum to the Employment Agreement with William J. Febbo,. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021.
10.11†	Amended Employment Agreement with Miriam Paramore. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2018.
10.12†	Amendment to the Employment Agreement with Miriam Paramore. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.13†	Letter Agreement by and between the Company and Miriam Paramore. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2021.
10.14†	Employment Agreement by and between the Company and Stephen Silvestro. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.
10.15†	Amendment to the Employment Agreement with Stephen Silvestro. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.16†	Employment Agreement with Marion Odence-Ford. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021.

10.17*†	Offer Letter by and between the Company and Edward Stelmakh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.
21.1**	List of Subsidiaries
23.1**	Consent of UHY LLP
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

*	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
**	Provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo
Title:	Chief Executive Officer
Date:	February 28, 2022

By:	/s/ Edward Stelmakh
Edward Stelmakh
Title:	Chief Financial Officer Chief Operations Officer
Date:	February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Febbo	Chief Executive Officer and Director	February 28, 2022
William J. Febbo	(principal executive officer)

/s/ Edward Stelmakh	Chief Financial Officer and Chief Operations Officer	February 28, 2022
Edward Stelmakh	(principal financial and accounting officer)

/s/ Gus D. Halas	Chairman	February 28, 2022
Gus D. Halas
/s/ James Lang	Director	February 28, 2022
James Lang

/s/ Patrick Spangler	Director	February 28, 2022
Patrick Spangler

/s/ Lynn Vos	Director	February 28, 2022
Lynn Vos

/s/ Greg Wasson	Director	February 28, 2022
Greg Wasson