Form 10-Q
period 2022-03-31
OptimizeRx Corp
filed 2022-05-09
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

248-651-6568

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	OPRX	Nasdaq Capital Market

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,152,349 common shares as of April 29, 2022.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (unaudited);
3	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021 (unaudited);
5	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited);
6	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$88,954,391	$84,681,770
Accounts receivable, net	19,135,824	24,800,585
Prepaid expenses and other	4,609,489	5,630,655
Total Current Assets	112,699,704	115,113,010
Property and equipment, net	137,441	143,818
Other Assets
Goodwill	14,740,031	14,740,031
Intangible assets, net	10,548,884	10,975,474
Security deposits and other assets	12,859	12,859
Total Other Assets	25,301,774	25,728,364
TOTAL ASSETS	$138,138,919	$140,985,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$600,729	$606,808
Accrued expenses	1,718,055	2,902,836
Revenue share payable	3,175,719	4,378,216
Current portion of lease obligations	87,581	90,982
Deferred revenue	1,293,044	1,389,907
Total Current Liabilities	6,875,128	9,368,749
Non-Current Liabilities
Lease liabilities, net of current portion	212,946	236,726
Total Liabilities	7,088,074	9,605,475
Commitments and contingencies (See note 8)	-	-
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2022 or December 31, 2021
Common stock, $0.001 par value, 166,666,667 shares authorized, 17,902,608 and 17,860,975 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17,903	17,861
Additional paid-in-capital	170,047,698	166,615,514
Accumulated deficit	(39,014,756)	(35,253,658)
Total Stockholders’ Equity	131,050,845	131,379,717
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,138,919	$140,985,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Revenue	$13,731,530	$11,229,211
Cost of revenues	5,629,858	5,104,603
Gross margin	8,101,672	6,124,608

Operating expenses
Salaries, Wages, & Benefits	5,305,866	3,580,817
Stock-based compensation	3,174,098	707,153
Other general and administrative expenses	3,382,809	2,474,946
Total operating expenses	11,862,773	6,762,916
Loss from operations	(3,761,101)	(638,308)
Other income
Interest income	3	931
Loss before provision for income taxes	(3,761,098)	(637,377)
Income tax benefit		-
Net Loss	$(3,761,098)	$(637,377)
Weighted average number of shares outstanding – basic	17,878,068	16,101,837
Weighted average number of shares outstanding – diluted	17,878,068	16,101,837
Income (loss) per share – basic	$(0.21)	$(0.04)
Income (loss) per share – diluted	$(0.21)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	17,860,975	$17,861	$166,615,514	$(35,253,658)	$131,379,717

Shares issued for stock options exercised	28,006	28	258,100	-	258,128
Stock-based compensation expense	13,627	14	3,174,084	-	3,174,098
Net loss	-	-	-	(3,761,098)	(3,761,098)

Balance March 31, 2022	17,902,608	$17,903	$170,047,698	$(39,014,756)	$131,050,845

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	-	70,671,536
Shares issued as board compensation	2,695	3	124,991	-	124,994
Shares issued for stock options exercised	510,803	511	1,119,500	-	1,120,011
Stock-based compensation expense	-	-	582,159	-	582,159
Net loss	-	-	-	(637,377)	(637,377)

Balance March 31, 2021	17,260,588	$17,261	$158,087,090	$(36,269,114)	$121,835,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,761,098)	$(637,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	471,539	496,321
Stock-based compensation	3,174,098	582,159
Stock issued for board service	-	124,994
Provision for loss on accounts receivable	21,000	20,000
Changes in:
Accounts receivable	5,643,761	3,126,815
Prepaid expenses and other assets	1,021,166	937,083
Accounts payable	(6,079)	(118,971)
Revenue share payable	(1,202,497)	(1,476,063)
Accrued expenses and other liabilities	(1,184,781)	(1,550,569)
Operating leases, net	(2)	(987)
Deferred revenue	(96,863)	162,345
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,080,244	1,665,750

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(14,480)	(19,871)
Purchase of intangible assets, including intellectual property rights	(51,271)	(64,693)
NET CASH USED IN INVESTING ACTIVITIES	(65,751)	(84,564)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of offering costs	-	70,671,536
Proceeds from exercise of stock options	258,128	1,120,011
Payment of contingent consideration	-	(1,610,813)
NET CASH PROVIDED BY FINANCING ACTIVITIES	258,128	70,180,734
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,272,621	71,761,920
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,681,770	10,516,776
CASH AND CASH EQUIVALENTS - END OF PERIOD	$88,954,391	$82,278,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Lease liabilities arising from right of use assets	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

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

The condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2022, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated condensed balance sheet as of December 31, 2021, has been derived from the audited consolidated condensed balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on February 28, 2022.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Not Yet Adopted

ASU Topic 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements, but it is not expected to have a material impact.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

NOTE 3 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $2,824,724 and $2,110,865 at March 31, 2022, and December 31, 2021, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $1,293,044 and $1,389,907 as of March 31, 2022 and December 31, 2021, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity for the deferred revenue account for the quarter ended March 31.

Balance January 1, 2022	$1,389,907
Revenue recognized	(6,013,181)
Amount collected	5,916,318
Balance March 31, 2022	$1,293,044

The majority of our revenue is earned from life sciences companies, such as pharmaceutical and biotech companies, or medical device makers. A small portion of our revenue is earned from other sources, such as associations and technology companies. A break down is set forth in the table below.

	Three Months Ended March 31,
	2022	2021
Revenue from:
Life Science Companies	$13,717,930	$10,862,041
Other	13,600	367,170
Total Revenue	$13,731,530	$11,229,211

NOTE 4 – LEASES

We have operating leases for office space in two multitenant facilities with lease terms greater than 12 months, which are recorded as assets and liabilities on our condensed consolidated balance sheets. These leases include our corporate headquarters, located in Rochester, Michigan, and a technical facility in Zagreb, Croatia. We also had a lease on office space in Cranbury, New Jersey, which expired in January 2022. We did not renew the New Jersey lease. For leases that contain renewal options, we have only assumed renewal for the headquarters lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

NOTE 4 – LEASES (continued)

recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short term lease costs include month to month leases and occasional rent for transient meeting and office spaces in shared office space facilities.

For the three months ended March 31, 2022 and 2021, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating lease cost	$26,718	$33,365
Short-term lease cost	8,092	15,924
Total lease cost	$34,810	$49,289

The table below presents the future minimum lease payments to be made under operating leases as of March 31, 2022:

As of March 31, 2022

2022	74,220
2023	98,961
2024	80,334
2025	70,224
Total	323,739
Less: discount	23,212
Total lease liabilities	$300,527

The weighted average remaining lease term at March 31, 2022 for operating leases is 3.4 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $24,493 and $30,846 for the three months ending March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, payments on lease obligations were $27,898 and $35,657, respectively, and amortization on the right of use assets was $28,023 and $29,859, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2022, we issued a total of 28,006 shares of our common stock and received total proceeds of $258,128 in connection with the exercise of stock options under our 2013 Incentive Plan. We also issued 13,627 shares in connection with the vesting of restricted stock units under the same plan.

During the quarter ended March 31, 2021, we issued a total of 510,803 shares of our common stock in connection with the exercise of stock options under our 2013 Incentive Plan. A total of 368,329 shares were issued in a cashless transaction related to 394,739 expiring options using the net settled method whereby 26,410 options were used to pay the purchase price. The remaining 116,064 shares issued in connection with the exercise of options were all issued for cash for total proceeds of $1,120,011.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

During the quarter ended March 31, 2021, we issued 2,695 shares of our common stock to our independent directors in connection with our Director Compensation Plan. These shares were valued at $124,994 at the day of issuance.

NOTE 6 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation, including both options and restricted stock units. We recorded $905,743 and $391,318 in compensation expense in the three months ended March 31, 2022 and 2021, respectively, related to options issued under our equity compensation plans. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $10,390,172 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 2.4 years. The total intrinsic value of outstanding options at March 31, 2022 was $8,474,053.

We recorded $2,268,355 and $190,841 in compensation expense related to restricted stock units in the three months ended March 31, 2022 and 2021, respectively. These units vest both over time and based on market conditions. Of the $2,268,355 recorded in compensation expense, $1,503,359 is related to market-based equity grants. The expense related to the market-based grants was calculated using a Monte Carlo simulation. There is $19,175,194 of remaining expense related to unvested restricted stock units to be recognized in the future over a weighted average period of 2.3 years.

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The number of shares related to options and restricted stock units included in diluted EPS is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock options exercised, and for restricted stock units, the amount of compensation cost attributed to future services which have not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock units, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares includable in the calculation of EPS in respect of the stock options and restricted stock units is dependent on this average stock price and will increase as the average stock price increases.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

NOTE 7 – EARNINGS (LOSS) PER SHARE (continued)

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2022	2021
Numerator
Net Loss	$(3,761,098)	$(637,377)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	17,878,068	16,101,837
Effect of dilutive stock options, warrants, and stock grants	-	-
Diluted	17,878,068	16,101,837

Net Loss per share
Basic	$(0.21)	$(0.04)
Diluted	$(0.21)	$(0.04)

No calculation of diluted earnings per share is included for 2022 or 2021 as the effect of the calculation would be anti-dilutive. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2022 was 221,251 related to options, and 77,446 related to restricted stock units, for a total of 298,697 shares. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation in 2021 was 846,441 related to options, and 137,304 related to restricted stock units, for a total of 983,745 shares.

NOTE 8 – CONTINGENCIES

Litigation

The Company is not currently involved in any legal proceedings.

NOTE 9 – INCOME TAXES

As discussed in our annual report on Form 10-K for the year ended December 31, 2021, we had net operating loss carry-forwards for federal income tax purposes of $26.4 million as of December 31, 2021. Accordingly, no federal income tax expense or benefit is recorded in the current period.

NOTE 10 – SUBSEQUENT EVENTS

In April 2022, we completed the acquisition of substantially all of the assets of EvinceMed Corp., a privately held leading provider of delivering end-to-end automation for specialty pharmaceutical transactions. This strategic acquisition allows us to help patients get access to the drugs they need by simplifying the prescribing process for specialty products. The consideration was comprised of $2 million in cash and the issuance of 240,741 shares of common stock. 185,185 shares of common stock were issued at the closing of the acquisition and 55,556 shares of common stock were issued but held back to secure potential adjustments to the purchase price that may result from the indemnification obligations of EvinceMed and the EvinceMed shareholder indemnitors. The shares were valued at $9,374,455 based on the closing price of $38.94 per share on the date of acquisition. The holdback amount will be released 12 months from the closing, subject to any adjustments for the payment by EvinceMed and the shareholder indemnitors for its and their indemnification obligations.

It is impractical to disclose a preliminary purchase price allocation of these assets at this time as we are currently in the process of completing that analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our strategies, outlook, business and financial prospects, business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: disruptions to our business or the business of our customers due to the global pandemic; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our portals may be more difficult and expensive and take longer than expected; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; inability to attract and retain key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; lack of a consistent active trading market for our common stock; and volatility in the market price of our common stock.

The risks and uncertainties included here are not exhaustive. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Overview

OptimizeRx Corporation is a digital health technology company incorporated in the State of Nevada. We enable care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over 60% of U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary point-of-care network, OptimizeRx helps patients start and stay on their medications.

COVID-19

The COVID-19 pandemic has continued to create unprecedented challenges in the healthcare industry which has increased the demand for unique solutions ranging from access to accurate and timely information to increasing the accessibility of medications and care management. The COVID-19 pandemic did not have a material net impact on our financial statements during the first quarter of 2022. We continue to monitor the impact of COVID-19 on our operations and key stakeholders. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions.

Company Highlights through April 2022

1.	Generated sales of $13.7 million for the first three months of 2022, a 22% increase over the same period in 2021.
2.	Achieved positive cash flow from operations of $4.1 million.
3.	Announced a definitive agreement to acquire the EvinceMed platform and related assets and closed on the transaction.
4.	Introduced new key performance indicators to increase transparency and provide investors additional ways to chart our ability to execute against our “land and expand” strategy.
5.	Published Company’s first Environmental, Social and Governance (ESG) Report

Key Performance Indicators

We developed a number of key performance indicators in the first quarter of the year and intend to monitor these going forward, to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in twelve months ended March 31, 2022 as compared to the twelve months ended March 31, 2021 is primarily the result of our focus on signing larger and more comprehensive deals and through supporting additional brands.

	Rolling Twelve Months Ended March 31
	2022	2021
Average revenue per top 20 pharmaceutical manufacturer	$2,549,836	$2,120,780

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase from twelve months ended March 31, 2021 to the twelve months ended March 31, 2022 reflects continued penetration into this core customer base and reflects two new top 20 pharma customers in the twelve months ended March 31, 2022.

	Rolling Twelve Months Ended March 31
	2022	2021
Percent of top 20 pharmaceutical manufacturers that are customers	95%	85%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our revenue from this core group of customers grew slightly slower than our overall revenue, enabling us to maintain a similar percentage of revenues from this group.

	Rolling Twelve Months Ended March 31
	2022	2021
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	76%	77%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended March 31, 2021 was higher as a result of unplanned disruption to the industry caused by the Covid-19 pandemic. Our customers shifted funds previously designated for in-person events to digital marketing throughout the initial quarters of the pandemic. By the middle of 2021, while the pandemic continued, there was less disruption and customers shift towards digitals solutions became more normalized.

	Rolling Twelve Months Ended March 31
	2022	2021
Net revenue retention	124%	161%

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

	Rolling Twelve Months Ended March 31
	2022	2021
Revenue per average full-time employee	$733,275	$634,571

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

Our total revenue reported for the three months ended March 31, 2022 was approximately $13.7 million, an increase of 22% over the approximately $11.2 million from the same period in 2021. The increased revenue resulted from increases in sales in our messaging and access solutions.

We expect that our revenues will continue to grow for the balance of 2022 as a result of the new clients we secured in the first quarter of the year as well as those we expect to pick up for the remainder of the year. In addition, we believe that the foundations we laid in 2020 and 2021, including increased pharmaceutical brands, an increased distribution network, and strong growth in our messaging solutions will result in steady growth throughout the year.

Cost of Revenues

The cost of revenue increased from $5.1 million to $5.6 million primarily as a result of the increase in revenue. Our cost of revenues as a percentage of revenues decreased for the quarter ended March 31, 2021. This improvement was a result of solution mix, both as it relates to solutions and the partners through which the messages are delivered and increases in the type of services we provide that are not subject to revenue share. Additional discussion is included in the gross margin section below.

	Three Months Ended March 31,
	2022	2021
Cost of Revenues %	41%	45%
Gross Margin %	59%	55%

Gross Margin

As reflected in the table above, our gross margin, which is the difference between our revenues and our cost of revenues, increased for the three months ended March 31, 2022, as a result of solution mix. In general, there has been an increase in the percentage of activity flowing through our lower cost channels compared with a year ago. Additionally, revenue increases in our access solutions and RWE includes a much higher percentage of program design, which carries a higher margin than the delivery of the actual messages. We expect our gross margin to remain relatively constant for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $6.8 million for the three months ended March 31, 2021 to approximately $11.8 million for the same period in 2022, an increase of approximately 75%. This increase in expense is due to investment in, and expansion of, our workforce to enable future growth. Stock based compensation, a noncash expense, had the greatest increase over prior year and is discussed in greater detail below.

The detail of expenditures by major category is reflected in the table below.

	Three Months Ended March 31,
	2022	2021

Salaries, Wages, & Benefits	$5,305,866	$3,580,817
Stock-Based Compensation	3,174,098	707,153
Contractors and Consultants	426,626	299,376
Travel	118,709	9,830
Board Compensation	61,875	61,250
Professional Fees	488,926	321,220
Investor Relations	50,720	46,287
Advertising and Promotion	235,640	128,885
Technology Infrastructure Costs	609,629	213,279
Integration Incentives	425,556	318,558
Data	178,709	287,912
Office, Facility, and Other	314,879	292,028
Depreciation and Amortization	471,540	496,321

Total Operating Expense	$11,862,773	$6,762,916

The increase in operating expense related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth. We expect our compensation expense to continue to increase on a quarter over quarter basis, although at a lower rate, due to the full impact of new hires during the first quarter as well as new hires in the pipeline. Since March 31, 2021, we have added to our staff in several key areas, including product development, sales, and IT, and the addition of our Chief Financial Officer/Chief Operations Officer. During the past 12 months we hired 20 net additional employees.

Stock-based compensation increased by $2.5 million from $0.7 million for the three months ended March 31, 2021 to $3.2 million for the same period in 2022. Stock based compensation is awarded to all full-time employees upon their start date as well as to certain key employees to encourage high performance. In the fourth quarter of 2021, we issued a significant market-based grant with a requisite service period of less than 3 years. The expense for the market-based award is amortized over the expected service period. The impact on first quarter expense is $1.5 million.

Contractors and consultants increased 43% as we have incurred consulting costs associated with building a scalable infrastructure.

Travel expenses increased significantly as a result of relaxed travel restrictions related to the Covid-19 pandemic.

Professional fees increased 52% over prior year primarily as a result of fees related to management’s assessment of internal controls and external audit fees due to Sarbanes-Oxley. Previously we were exempt from the Sarbanes-Oxley Act Section 404B requirement.

Our advertising and promotion increased over the same period prior year as we continue to invest in growth initiatives.

Technology infrastructure costs increased due to continued investment in our operating systems to facilitate new products as well as the implementation of additional software products to increase efficiency and information dissemination.

Integration incentives, which represent payments to partners for access and/or exclusivity, increased because of new agreements signed in the second half of 2021. These payments are usually made in lump sums and expensed over the term of the contracts. These expenses are an important part of our ability to expand our network.

Data costs decreased 38% over the same period in the prior year as we have continued to evaluate our data vendors and partner with the most effective and valuable providers.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our overall operating expenses to increase in the second quarter of 2022 as we further implement our business plan and expand our operations. However, we expect operating expense to increase at a slower rate throughout the balance of the year.

Net Loss

We had a net loss of approximately $3.8 million for the three months ended March 31, 2022, as compared to a net loss of approximately $0.6 million during the same period in 2021. The reasons and specific components associated with the change are discussed above. Overall, the increase in net loss resulted from significant investments made in our people and technology infrastructure.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of approximately $112.7 million, compared with current liabilities of approximately $6.9 million, resulting in working capital of approximately $105.8 million and a current ratio of approximately 16 to 1. This represents an increase from our working capital of approximately $105.7 million and current ratio of 12 to 1 at December 31, 2021.

Our operating activities provided $4.1 million during the three months ended March 31, 2022, compared with $1.7 million in the same period in 2021. We had a net loss of $3.8 million for the period 2022, but noncash expenses of $3.6 million and working capital generated by the collection of receivables offset the loss.

We had proceeds from financing activities of approximately $0.3 million related to the exercise of stock options during the three months ended March 31, 2022. For the same period in 2021, we raised $70.7 million in a public offering of our common stock as well as generated $1.1 million from the issuance of shares related to the exercise of stock options. These proceeds in 2021 were partially offset by the payment of $1.6 million in earnout payments from a previous acquisition.

We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and planned growth for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt or equity financing to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs. We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including common stock, preferred stock, debt securities, warrants, and units.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2021 Annual Report on Form 10-K. Our critical accounting policies are described in Management’s Discussion and Analysis included in the 2021 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 was effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

Not Yet Adopted

ASU Topic 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements, but it is not expected to have a material impact.

 Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure related to foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. We are subject to foreign currency exchange rate risk because we have foreign subsidiaries that are cost centers and pay certain expenses in foreign currencies. To manage exchange rate risk, we may enter into derivative contracts, however, historically, this risk has been insignificant and we have not entered into any derivative contracts.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding.

Item 1A: Risk Factors

There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended March 31, 2022 that were not previously reported on a Current Report on Form 8-K

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	OptimizeRx Corporation 2022 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.2	Amendment to Employment Agreement by and between the Company and Stephen Silvestro dated February 28, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.3	Amendment to Employment Agreement by and between the Company and Marion Odence-Ford dated February 28, 2022. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 9, 2022
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: May 9, 2022
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)