Form 10-Q
period 2022-06-30
OptimizeRx Corp
filed 2022-08-09
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,023,056 common shares as of August 8, 2022.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$87,392,970	$84,681,770
Accounts receivable, net	18,732,849	24,800,585
Prepaid expenses and other	4,280,843	5,630,655
Total Current Assets	110,406,662	115,113,010
Property and equipment, net	143,337	143,818
Other Assets
Goodwill	22,673,820	14,740,031
Intangible assets, net	13,933,072	10,646,654
Right of use assets, net	278,513	328,820
Security deposits and other assets	12,860	12,859
Total Other Assets	36,898,265	25,728,364
TOTAL ASSETS	$147,448,264	$140,985,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$1,296,041	$606,808
Accrued expenses	1,638,791	2,902,836
Revenue share payable	2,376,836	4,378,216
Current portion of lease obligations	87,673	90,982
Deferred revenue	1,041,919	1,389,907
Total Current Liabilities	6,441,260	9,368,749
Non-Current Liabilities
Lease liabilities, net of current portion	189,802	236,726
Total Liabilities	6,631,062	9,605,475
Commitments and contingencies (See note 9)	—	—
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 18,174,182 and 17,860,975 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	18,188	17,861
Treasury stock	(13)	—
Additional paid-in-capital	183,698,497	166,615,514
Accumulated deficit	(42,899,470)	(35,253,658)
Total Stockholders’ Equity	$140,817,202	$131,379,717
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,448,264	$140,985,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net Revenue	$13,978,665	$13,625,639	$27,710,195	$24,854,850
Cost of revenues	4,988,716	5,580,964	10,618,574	10,685,567
Gross margin	8,989,949	8,044,675	17,091,621	14,169,283

Operating expenses
Salaries, wages, & benefits	4,981,549	3,906,796	10,287,416	7,487,612
Stock-based compensation	4,025,323	897,038	7,199,421	1,604,191
Other general and administrative expenses	3,891,607	2,900,702	7,274,416	5,375,649
Total operating expenses	12,898,479	7,704,536	24,761,253	14,467,452
Income (Loss) from operations	(3,908,530)	340,139	(7,669,632)	(298,169)
Other income
Interest income	23,816	11,961	23,820	12,892
Income (Loss) before provision for income taxes	(3,884,714)	352,100	(7,645,812)	(285,277)
Income tax benefit	—	—	—	—
Net Income (Loss)	$(3,884,714)	$352,100	$(7,645,812)	$(285,277)
Weighted average number of shares outstanding – basic	18,122,500	17,347,096	18,000,958	16,720,114
Weighted average number of shares outstanding – diluted	18,122,500	18,104,807	18,000,958	16,720,114
Income (loss) per share – basic	$(0.21)	$0.02	$(0.42)	$(0.02)
Income (loss) per share – diluted	$(0.21)	$0.02	$(0.42)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	17,860,975	$17,861	—	$—	$166,615,514	$(35,253,658)	$131,379,717

Shares issued for stock options exercised	28,006	28	—	—	258,100	—	258,128
Shares issued for restricted stock units vested	13,627	14	—	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	3,174,098	—	3,174,098
Net loss	—	—	—	—	—	(3,761,098)	(3,761,098)

Balance March 31, 2022	17,902,608	$17,903	—	$—	$170,047,698	$(39,014,756)	$131,050,845

Shares issued for stock options exercised	43,701	44	—	—	572,303	—	572,347
Shares issued for acquisition	240,741	241	—	—	9,374,214	—	9,374,455
Repurchase of common stock	—	—	(12,868)	(13)	(321,041)	—	(321,054)
Stock-based compensation expense	—	—	—	—	4,025,323	—	4,025,323
Net loss	—	—	—	—	—	(3,884,714)	(3,884,714)

Balance June 30, 2022	18,187,050	$18,188	(12,868)	$(13)	$183,698,497	$(42,899,470)	$140,817,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	—	70,671,536
Shares issued as board compensation	2,695	3	124,991	—	124,994
Shares issued for stock options exercised	510,803	511	1,119,500	—	1,120,011
Stock-based compensation expense	—	—	582,159	—	582,159
Net loss	—	—	—	(637,377)	(637,377)

Balance March 31, 2021	17,260,588	$17,261	$158,087,090	$(36,269,114)	$121,835,237

Shares issued as board compensation	2,035	2	125,089	—	125,091
Shares issued for stock options exercised	232,806	232	1,590,535	—	1,590,767
Stock-based compensation expense	—	—	771,947	—	771,947
Net income	—	—	—	352,100	352,100

Balance June 30, 2021	17,495,429	$17,495	$160,574,661	$(35,917,014)	$124,675,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,645,812)	$(285,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,049,656	1,054,138
Stock-based compensation	7,199,421	1,354,106
Stock issued for board service	—	250,085
Provision for loss on accounts receivable	98,727	40,000
Changes in:
Accounts receivable	5,969,009	(88,221)
Prepaid expenses and other assets	1,266,478	1,332,132
Accounts payable	64,232	187,211
Revenue share payable	(2,001,379)	(1,628,556)
Accrued expenses and other liabilities	(1,264,045)	(393,778)
Operating leases, net	74	—
Deferred revenue	(347,989)	33,814
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,388,372	1,855,654

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(41,335)	(43,654)
EvinceMed acquisition	(2,000,000)	—
Purchase of intangible assets, including intellectual property rights	(145,257)	(176,822)
NET CASH USED IN INVESTING ACTIVITIES	(2,186,592)	(220,476)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of offering costs	—	70,671,536
Repurchase of common stock	(321,054)	—
Proceeds from exercise of stock options	830,474	2,710,778
Payment of contingent consideration	—	(1,610,813)
NET CASH PROVIDED BY FINANCING ACTIVITIES	509,420	71,771,501
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,711,200	73,406,679
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,681,770	10,516,776
CASH AND CASH EQUIVALENTS - END OF PERIOD	$87,392,970	$83,923,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Reduction of EvinceMed purchase price for amounts previously paid	$708,334	$—
Shares issued in connection with acquisition	$9,374,455	$—
Cash paid for income taxes	$—	$—
Lease liabilities arising from right of use assets	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

The condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2022, and our results of operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2022 and 2021, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited condensed consolidated balance sheet as of that date.

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

The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Not Yet Adopted

ASU Topic 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements, but it is not expected to have a material impact.

NOTE 3 - ACQUISITIONS

On April 14, 2022, we completed the acquisition of substantially all of the assets of EvinceMed Corp., a privately held leading provider of delivering end-to-end automation for specialty pharmaceutical transactions. We completed the acquisition to expand the breadth of the solutions we offer our customers, particularly where specialty medications are involved, The acquisition includes the full Market Access Management Platform for supporting pharma manufacturers, hub providers and pharmacies to improve patient access, speed to therapy and activation of affordability programs. With the EvinceMed platform, OptimizeRx is able to help patients get access to the drugs they need by simplifying the prescribing process for specialty medications, automating manual steps to determine drug eligibility and affordability, and introducing electronic enrollment and medical documentation within workflow across the OptimizeRx network of electronic health record (EHR) systems, ePrescribing platforms, and account-based marketing technologies.

The consideration was comprised of $2.0 million in cash, the issuance of 240,741 shares of common stock valued at $9,374,455, and $708,334 of amounts previously paid. The total purchase price was $12,082,788.54. Of the 240,741 shares of common stock, 185,185 were issued at closing and 55,556 were issued but held back to secure potential adjustments to the purchase price that may result from the indemnification obligations of EvinceMed and the EvinceMed shareholder indemnitors. The holdback amount will be released twelve months from the closing, subject to any adjustments for the payment by EvinceMed and the shareholder indemnitors for its and their indemnification obligations. The purchase price was allocated to acquired technology totaling $4,149,000 with an estimated useful life of 8 years and the remaining $7,933,789 was allocated to goodwill. Goodwill represents the processes and synergies expected by integrating those processes with our own. The full amount of goodwill will be deductible for tax purposes using a fifteen year life. The increase in goodwill for the period is fully accounted for by this acquisition. We determined pro forma data was immaterial for financial reporting purposes. The initial accounting is provisional and subject to change based on the completion of formal valuations.

Acquisition costs of approximately $19,739 were expensed as incurred.

OPTIMIZERx CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 4 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $3,847,737 and $2,110,865 at June 30, 2022, and December 31, 2021, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under our revenue recognition policy. Deferred revenue was $1,041,919 and $1,389,907 as of June 30, 2022 and December 31, 2021, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity for the deferred revenue account for the quarter ended June 30.

	2022	2021
Balance January 1	$1,389,907	$285,795
Revenue recognized	(6,013,181)	(3,361,479)
Amount collected	5,916,318	3,523,824
Balance March 31	$1,293,044	$448,140

Revenue recognized	(7,373,802)	(1,962,240)
Amount collected	7,122,677	1,833,709
Balance June 30	$1,041,919	$319,609

The majority of our revenue is earned from life sciences companies, such as pharmaceutical and biotech companies, or medical device makers. A small portion of our revenue is earned from other sources, such as associations and technology companies. A break down is set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from:
Life Science Companies	$13,138,681	$13,313,044	$26,519,358	$24,256,404
Other	839,984	312,595	1,190,837	598,446
Total Revenue	$13,978,665	$13,625,639	$27,710,195	$24,854,850

NOTE 5 – LEASES

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

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

For the three and six months ended June 30, 2022, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Operating lease cost	$23,333	$49,747
Short-term lease cost	13,807	21,899
Total lease cost	$37,140	$71,646

The table below presents the future minimum lease payments to be made under operating leases as of June 30, 2022:

As of June 30, 2022

2022	49,010
2023	98,019
2024	80,177
2025	70,224
Total	297,430
Less: discount	19,955
Total lease liabilities	$277,475

The weighted average remaining lease term at June 30, 2022 for operating leases is 3.2 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $45,599 and $62,069 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, payments on lease obligations were $52,168 and $71,397, respectively, and amortization on the right of use assets was $52,662 and $60,013, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the quarters ended June 30, 2022 and March 31, 2022, we issued 43,701 and 28,006 shares of our common stock, respectively, and received proceeds of $572,347 and $258,128, respectively, in connection with the exercise of stock options under our 2013 equity incentive plan.

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

During the quarter ended June 30, 2022, the Board authorized a share repurchase program, under which the Company may repurchase up to $20 million of its outstanding common stock. Through June 30, 2022, we repurchased 12,868 shares of our common stock for a total of $321,054. These shares were recorded as Treasury Shares using the par value method.

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

Our previous director’s compensation plan called for issuance of shares of common stock each quarter to each independent director. In 2021, we issued 2,695 shares valued at $124,994 in the quarter ended March 31, 2021 and 2,035 shares valued at $125,091 in the quarter ended June 30, 2021. Our current non-employee director's compensation program calls for the grant of restricted stock units with a one year vesting period. Therefore, no shares were issued to our independent directors during the periods ending March 31 and June 30, 2022.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

NOTE 7 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation, including both options and restricted stock units. We recorded $2,242,553 and $954,434 in compensation expense in the six months ended June 30, 2022 and 2021, respectively, related to options issued under our equity compensation plans. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. During the three months ended June 30, 2022, we granted certain performance based options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $12,883,915 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 2.3 years. The total intrinsic value of outstanding options at June 30, 2022 was $4,451,689.

We recorded $4,956,868 and $399,672 in compensation expense related to restricted stock units in the six months ended June 30, 2022 and 2021, respectively. These units vest over time, based on market conditions, or when certain performance requirements are met. We issued 13,627 shares during the period ended March 31, 2022 for restricted stock units vested. Of the $4,956,868 recorded in compensation expense, $3,023,422 is related to market-based equity grants. There was no expense recorded in relation to the performance based grants. The expense related to the market-based grants was calculated using a Monte Carlo simulation. There is $20,877,781 of remaining expense related to unvested restricted stock units to be recognized in the future over a weighted average period of 2.2 years.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$(3,884,714)	$352,100	$(7,645,812)	$(285,277)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	18,122,500	17,347,096	18,000,958	16,720,114
Effect of dilutive stock options, warrants, and unvested restricted stock unit awards	—	757,711	—	—
Diluted	18,122,500	18,104,807	18,000,958	16,720,114

Net income (loss) per share
Basic	$(0.21)	$0.02	$(0.42)	$(0.02)
Diluted	$(0.21)	$0.02	$(0.42)	$(0.02)

No calculation of diluted earnings per share is included for 2022 or the six months ended June 30, 2021, as the effect of the calculation would be anti-dilutive.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

The number of common shares potentially issuable upon the exercise of certain options or for unvested restricted stock unit awards are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of shares for the periods ended
Options	156,018	659,700	176,996	652,103
Unvested restricted stock unit awards	63,541	98,011	77,221	94,942
Total	219,559	757,711	254,217	747,045

NOTE 9 – CONTINGENCIES

Litigation

The Company is not currently involved in any material legal proceedings.

NOTE 10 – INCOME TAXES

As discussed in our annual report on Form 10-K for the year ended December 31, 2021, we had net operating loss carry-forwards for federal income tax purposes of $26.4 million as of December 31, 2021. Accordingly, no federal income tax expense or benefit is recorded in the current period.

NOTE 11 – SUBSEQUENT EVENTS

In July 2022, we received proceeds of $219,630 and issued 68,751 shares of common stock in conjunction with the exercise of stock options.

We have purchased 219,877 shares of our common stock for an average price of $22.91.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/22 - 7/31/22	151,815	$22.42	151,815	$16,274,782
8/1/22 - 8/8/22	68,062	$23.98	68,062	$14,642,602

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to June 30, 2022 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

COVID-19

The COVID-19 pandemic has continued to create unprecedented challenges in the healthcare industry which has increased the demand for unique solutions ranging from access to accurate and timely information to increasing the accessibility of medications and care management. The COVID-19 pandemic did not have a material net impact on our financial statements during the first and second quarters of 2022. We continue to monitor the impact of COVID-19 on our operations and key stakeholders. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the acceptance, safety and efficacy of vaccines, and global economic conditions.

Company Highlights through July 2022

1.	Generated sales of $14.0 million for the quarter ended June 30, 2022, a 2.59% increase over the same period in 2021.

2.	Generated sales of $27.7 million for the six months ended June 30, 2022, a 11.49% increase over the same period in 2021.

3.	Achieved positive cash flow from operations of $4.4 million for the six months ended June 30, 2022.

4.	Acquired the EvinceMed platform and related assets.

5.	Introduced new key performance indicators to increase transparency and provide investors additional ways to chart our ability to execute against our “land and expand” strategy.

6.	Published Company’s first Environmental, Social and Governance (ESG) Report.

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

	Rolling Twelve Months Ended June 30,
	2022	2021
Average revenue per top 20 pharmaceutical manufacturer	$2,389,969	$2,361,254

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase from twelve months ended June 30, 2021 to the twelve months ended June 30, 2022 reflects continued penetration into this core customer base and reflects two new top 20 pharma customers in the twelve months ended June 30, 2022.

	Rolling Twelve Months Ended June 30,
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

	Rolling Twelve Months Ended June 30,
	2022	2021
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	71%	77%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended June 30, 2021 was higher as a result of unplanned disruption to the industry caused by the Covid-19 pandemic. Our customers shifted funds previously designated for in-person events to digital marketing throughout the initial quarters of the pandemic. By the middle of 2021, while the pandemic continued, there was less disruption and customers shift towards digital solutions became more normalized.

	Rolling Twelve Months Ended June 30,
	2022	2021
Net revenue retention	113%	170%

Revenue per average full-time employee. We define revenue per average full-time employee as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee has remained consistently strong in comparing year over year data.

	Rolling Twelve Months Ended June 30,
	2022	2021
Revenue per average full-time employee	$661,319	$668,395

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Revenues

Our total revenue for the three months ended June 30, 2022 was approximately $14.0 million, an increase of 2.6% over the approximately $13.6 million from the same period in 2021. Our total revenue for the six months ended June 30, 2022 was approximately $27.7 million, an increase of 11.5% over the approximately $24.9 million from the same period in 2021. The increased revenue resulted from increases in sales of our access solutions.

We expect that our revenues will grow for the balance of 2022 as a result of the new clients we secured in the first half of the year as well as those we expect to pick up for the remainder of the year. In addition, we believe that the foundations we laid in the first half of the year, will result in steady growth for the second half of the year.

Cost of Revenues

The cost of revenue decreased from $5.6 million to $5.0 million primarily as a result of the solution and channel mix, in the quarter ended June 30, 2022, as compared to the same period in 2021. The cost of revenue for the six month period ended June 30, 2022 decreased from $10.7 million to $10.6 million, as compared to the same period in 2021. This improvement was a result of solution mix, both as it relates to solutions and the partners through which the messages are delivered and increases in the type of services we provide that are not subject to revenue share. Additional discussion is included in the gross margin section below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of Revenues %	35.7%	41.0%	38.3%	43.0%
Gross Margin %	64.3%	59.0%	61.7%	57.0%

Gross Margin

As reflected in the table above, our gross margin, which is the difference between our revenues and our cost of revenues, increased for the quarter ended June 30, 2022, compared with the prior year, as a result of solution mix. In general, there has been an increase in the percentage of activity flowing through our lower cost channels compared with a year ago. Additionally, revenue increases in our access solutions includes a much higher percentage of program design, which carries a higher margin than the delivery of the actual messages. We expect our gross margin to remain relatively constant for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $7.7 million for the three months ended June 30, 2021 to approximately $12.9 million for the same period in 2022, an increase of approximately 67%. Operating expenses increased from approximately $14.5 million for the six months ended June 30, 2021 to approximately $24.8 million for the same period in 2022, an increase of approximately 71%. This increase in expense is due to investment in, and expansion of, our workforce to enable future growth. Stock based compensation, a noncash expense, had the greatest increase over prior year and is discussed in greater detail below.

The detail of expenditures by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Salaries, Wages, & Benefits	$4,981,549	$3,906,796	$10,287,416	$7,487,612
Stock-Based Compensation	4,025,323	897,038	7,199,421	1,604,191
Contractors and Consultants	583,458	486,577	1,010,084	785,963
Travel	206,478	48,925	317,996	58,755
Board Compensation	99,625	61,250	161,500	122,500
Professional Fees	434,780	448,598	923,707	769,818
Investor Relations	50,701	51,019	101,422	97,306
Advertising and Promotion	340,628	255,680	576,268	384,565
Technology Infrastructure Costs	602,917	256,291	1,212,546	469,570
Integration Incentives	443,889	244,600	869,444	563,158
Data	89,586	257,484	268,295	545,396
Office, Facility, and Other	461,428	262,320	783,498	524,480
Depreciation and Amortization	578,117	527,958	1,049,656	1,054,138

Total Operating Expense	$12,898,479	$7,704,536	$24,761,253	$14,467,452

The increase in operating expense related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth. We expect our compensation expense for the remaining two quarters of 2022 to only be marginally higher to the expenses recognized for the period ended June 30, 2022. Since June 30, 2021, we have added to our staff in several key areas, including product development, sales, and IT, and the addition of our Chief Financial Officer/Chief Operations Officer. During the past 12 months we hired 26 net additional employees.

Stock-based compensation increased by $3.1 million from $0.9 million for the three months ended June 30, 2021 to $4.0 million for the same period in 2022 and by $5.6 million from $1.6 million for the six months ended June 30, 2021 to $7.2 million for the same period in 2022. Stock based compensation is awarded to all full-time employees upon their start date as well as to certain key employees to encourage high performance. In the fourth quarter of 2021, we issued a significant market-based grant with a requisite service period of less than 3 years. The expense for the market-based award is amortized over the expected service period. The impact on year to date expense is $3.0 million.

Contractors and consultants increased compared to the same period in prior year as we have incurred consulting costs associated with building a scalable infrastructure and increased development work for customers and channels.

Travel expenses increased significantly as a result of relaxed travel restrictions related to the Covid-19 pandemic.

Professional fees increased 20% for the six month period over prior year primarily as a result of fees related to management’s assessment of internal controls and external audit fees due to Sarbanes-Oxley. Previously we were exempt from the Sarbanes-Oxley Act Section 404B requirement. For the three month period ended June 30, 2022, professional fees were consistent with the same period in 2021.

Our advertising and promotion increased over the same period prior year as we continue to invest in growth initiatives. The increase is also partially attributed to attendance at and sponsorships of in-person conferences in the first half of 2022 compared to virtual conferences from the first half of 2021 when travel and in-person events were still restricted.

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

Data costs decreased from the same period in the prior year as we have continued to evaluate our data vendors and partner with the most effective and relevant providers.

All other variances in the table above are the result of normal fluctuations in activity.

We expect our operating expenses in the second half of 2022 to be marginally higher than that of the six month period ending June 30, 2022.

Net Income (Loss)

We had a net loss of approximately $3.9 million for the three months ended June 30, 2022, as compared to net income of approximately $0.4 million during the same period in 2021. We had a net loss of approximately $7.6 million for the six months ended June 30, 2022, as compared to a net loss of approximately $0.3 million during the same period in 2021. The reasons and specific components associated with the change are discussed above. Overall, the net loss resulted from significant investments made in our people and technology infrastructure. The net loss reflected in the 2022 periods were effected by significant noncash expenses of $4.7 million and $8.3 million for the three and six month periods, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of approximately $110.4 million, compared with current liabilities of approximately $6.4 million, resulting in working capital of approximately $104.0 million and a current ratio of approximately 17.1 to 1. This represents an increase from our working capital of approximately $105.7 million and current ratio of 12.3 to 1 at December 31, 2021.

Our operating activities provided $4.4 million during the six months ended June 30, 2022, compared with $1.9 million in the same period in 2021. We had a net loss of $7.6 million for the six month period ended June 30, 2022, but non-cash expenses of $8.3 million and working capital generated by the collection of receivables offset the loss. The cash provided in the 2021 period was the result of our net loss increased by non-cash expenses, partially offset by working capital used in the reduction of liabilities.

We had proceeds from financing activities of approximately $0.5 million during the six months ended June 30, 2022. We collected $0.8 million related to the exercise of stock options during the period, partially offset by $0.3 million used to repurchase 12,868 shares of common stock. For the same period in 2021, we raised $70.7 million in a public offering of our common stock as well as generated $2.7 million from the issuance of shares related to the exercise of stock options. These proceeds in 2021 were partially offset by the payment of $1.6 million in earnout payments from a previous acquisition.

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

Not Yet Adopted

ASU Topic 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for the Company’s fiscal year beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its Consolidated Financial Statements, but it is not expected to have a material impact.

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

The following items update the risk factors previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021

Developments in the rapidly changing healthcare industry could adversely affect our business.

Most of our revenue is derived from pharmaceutical manufacturers and could be affected by changes affecting the broader healthcare industry, including decreased spending in the industry overall. General reductions in expenditures by healthcare industry participants could result from, among other things:

General reductions in expenditures by healthcare industry participants could result from, among other things:

–	Government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

–	Government regulation prohibiting the use of coupons by patients covered by federally funded health insurance programs;

–	Consolidation of healthcare industry participants;

–	Reductions in governmental funding for healthcare; and

–	Adverse changes in general business or economic conditions affecting healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or may serve in the future. For example, use of our solutions and services could be affected by:

–	A decrease in the number of new drugs or medical devices coming to market; and

–	A decrease in marketing expenditures by pharmaceutical or medical device companies.

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

If we are unable to maintain our contracts with electronic prescription platforms, our business will suffer.

We are reliant upon our contracts with leading electronic prescribing (“ERx”) platforms and electronic health record (“EHR”) systems to generate our revenues received from customers. Such arrangements subject us to a number of risks, including the following:

–	Our ERx and EHR partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;

–	Legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our ERx or EHR partners and may lead to lengthy and expensive litigation or arbitration;

–	Significant changes in an ERx or EHR partner’s business strategy may adversely affect a partner’s willingness or ability to satisfy obligations under any such arrangement; and

–	The failure of an ERx or EHR partner to provide accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC; and

–	An ERx or EHR partner could terminate the partnership arrangement, which could negatively impact our ability to sell our solutions and achieve revenues.

We will need to maintain these relationships as well as diversify them. The inability to do so could adversely impact our business. We generated 53.9% and 52.7% of our revenue through our largest partner in 2021 and 2020, respectively.

You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the above risk factors, each of which could materially affect our business, financial condition or future results. Such risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/22 - 4/30/22	—	$—	—	$20,000,000
5/1/22 - 5/31/22	2,493	$24.99	2,493	$19,937,706
6/1/22 - 6/30/22	10,375	$24.92	10,375	$19,679,204

(1) On May 17, 2022, we announced that our Board of Directors had authorized the repurchase of up to $20 million of our outstanding common stock. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. This stock repurchase authorization expires on the earlier of May 17, 2023, or when the repurchase of $20 million of shares of our common stock has been reached. Our stock repurchases may take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: August 9, 2022
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: August 9, 2022
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)