Form 10-Q
period 2022-09-30
OptimizeRx Corp
filed 2022-11-08
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,152,717 common shares as of November 3, 2022.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$41,329,020	$84,681,770
Short term investments	37,468,889	—
Accounts receivable, net	17,813,708	24,800,585
Prepaid expenses and other	2,722,987	5,630,655
Total Current Assets	99,334,604	115,113,010
Property and equipment, net	144,084	143,818
Other Assets
Goodwill	22,673,820	14,740,031
Intangible assets, net	13,452,893	10,646,654
Right of use assets, net	255,161	328,820
Security deposits and other assets	12,859	12,859
Total Other Assets	36,394,733	25,728,364
TOTAL ASSETS	$135,873,421	$140,985,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$1,000,625	$606,808
Accrued expenses	1,699,558	2,902,836
Revenue share payable	2,673,622	4,378,216
Current portion of lease obligations	87,448	90,982
Deferred revenue	673,214	1,389,907
Total Current Liabilities	6,134,467	9,368,749
Non-Current Liabilities
Lease liabilities, net of current portion	166,751	236,726
Total Liabilities	6,301,218	9,605,475
Commitments and contingencies (See note 10)	—	—
Stockholders’ Equity
Preferred stock,$0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 18,261,239 issued at September 31, 2022 and 17,860,975 shares issued and outstanding at December 31, 2021.	18,261	17,861
Treasury stock	(706)	—
Additional paid-in-capital	175,920,910	166,615,514
Accumulated deficit	(46,366,262)	(35,253,658)
Total Stockholders’ Equity	$129,572,203	$131,379,717
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,873,421	$140,985,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021

Net Revenue	$15,085,504	$16,124,951	$42,795,699	$40,979,801
Cost of revenues	5,664,733	7,047,832	16,283,307	17,733,400
Gross profit	9,420,771	9,077,119	26,512,392	23,246,401

Operating expenses
Salaries, wages, & benefits	5,088,955	4,619,320	15,376,370	12,106,933
Stock-based compensation	4,277,241	1,008,007	11,476,662	2,612,198
Other general and administrative expenses	3,811,334	3,411,602	11,085,750	8,787,250
Total operating expenses	13,177,530	9,038,929	37,938,782	23,506,381
Income (Loss) from operations	(3,756,759)	38,190	(11,426,390)	(259,980)
Other income
Interest income	289,967	1,704	313,786	14,597
Income (Loss) before provision for income taxes	(3,466,792)	39,894	(11,112,604)	(245,383)
Income tax benefit	—	—	—	—
Net Income (Loss)	$(3,466,792)	$39,894	$(11,112,604)	$(245,383)
Weighted average number of shares outstanding – basic	17,981,184	17,639,346	17,994,288	17,028,762
Weighted average number of shares outstanding – diluted	17,981,184	18,198,412	17,994,288	17,028,762
Income (loss) per share – basic	$(0.19)	$—	$(0.62)	$(0.01)
Income (loss) per share – diluted	$(0.19)	$—	$(0.62)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	17,860,975	$17,861	—	$—	$166,615,514	$(35,253,658)	$131,379,717

Shares issued for stock options exercised	28,006	28	—	—	258,100	—	258,128
Shares issued for restricted stock units vested	13,627	14	—	—	(14)	—	—
Stock-based compensation expense	—	—	—	—	3,174,098	—	3,174,098
Net loss	—	—	—	—	—	(3,761,098)	(3,761,098)

Balance March 31, 2022	17,902,608	$17,903	—	$—	$170,047,698	$(39,014,756)	$131,050,845

Shares issued for stock options exercised	43,701	44	—	—	572,303	—	572,347
Shares issued for acquisition	240,741	241	—	—	9,374,214	—	9,374,455
Repurchase of common stock	—	—	(12,868)	(13)	(321,041)	—	(321,054)
Stock-based compensation expense	—	—	—	—	4,025,323	—	4,025,323
Net loss	—	—	—	—	—	(3,884,714)	(3,884,714)

Balance June 30, 2022	18,187,050	$18,188	(12,868)	$(13)	$183,698,497	$(42,899,470)	$140,817,202

Shares issued for stock options exercised	68,751	68	—	—	219,561	—	219,629
Shares issued for restricted stock units vested	5,438	5	—	—	(34,565)	—	(34,560)
Repurchase of common stock	—	—	(693,246)	(693)	(12,239,824)	—	(12,240,517)
Stock-based compensation expense	—	—	—	—	4,277,241	—	4,277,241
Net loss	—	—	—	—	—	(3,466,792)	(3,466,792)

Balance September 30, 2022	18,261,239	$18,261	(706,114)	$(706)	$175,920,910	$(46,366,262)	$129,572,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	—	70,671,536
Shares issued as board compensation	2,695	3	124,991	—	124,994
Shares issued for stock options exercised	510,803	511	1,119,500	—	1,120,011
Stock-based compensation expense	—	—	582,159	—	582,159
Net loss	—	—	—	(637,377)	(637,377)

Balance March 31, 2021	17,260,588	$17,261	158,087,090	$(36,269,114)	$121,835,237

Shares issued as board compensation	2,035	2	125,089	—	125,091
Shares issued for stock options exercised	232,806	232	1,590,535	—	1,590,767
Stock-based compensation expense	—	—	771,947	—	771,947
Net income	—	—	—	352,100	352,100

Balance June 30, 2021	17,495,429	$17,495	160,574,661	$(35,917,014)	$124,675,142

Shares issued for stock options exercised	232,340	233	1,094,464	—	1,094,697
Stock-based compensation expense	—	—	1,008,007	—	1,008,007
Net income	—	—	—	39,894	39,894

Balance September 30, 2021	17,727,769	$17,728	$162,677,132	$(35,877,120)	$126,817,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,112,604)	$(245,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,565,484	1,580,173
Stock-based compensation	11,476,662	2,362,113
Stock issued for board service	—	250,085
Provision for loss on accounts receivable	132,727	60,000
Changes in:
Accounts receivable	6,854,150	(2,921,824)
Prepaid expenses and other assets	2,199,333	1,891,900
Accounts payable	393,817	153,395
Revenue share payable	(1,704,593)	(1,078,777)
Accrued expenses and other liabilities	(1,237,839)	(53,710)
Operating leases, net	150	—
Deferred revenue	(716,693)	62,610
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,850,594	2,060,582

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(64,667)	(62,565)
EvinceMed acquisition	(2,000,000)	—
Purchase of short term investments	(37,468,889)	—
Purchase of intangible assets, including intellectual property rights	(158,321)	(324,413)
NET CASH USED IN INVESTING ACTIVITIES	(39,691,877)	(386,978)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of offering costs	—	70,671,536
Repurchase of common stock	(12,561,571)	—
Proceeds from exercise of stock options	1,050,104	3,805,475
Payment of contingent consideration	—	(1,610,813)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,511,467)	72,866,198
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,352,750)	74,539,802
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,681,770	10,516,776
CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,329,020	$85,056,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Reduction of EvinceMed purchase price for amounts previously paid	$708,334	$—
Shares issued in connection with acquisition	$9,374,455	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at September 30, 2022, and our results of operations, changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2022 and 2021, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited condensed consolidated balance sheet as of that date.

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

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - ACQUISITIONS

On April 14, 2022, we completed the acquisition of substantially all of the assets of EvinceMed Corp., a privately held leading provider of delivering end-to-end automation for specialty pharmaceutical transactions. We completed the acquisition to expand the breadth of the solutions we offer our customers, particularly where specialty medications are involved, The acquisition included the full Market Access Management Platform for supporting pharma manufacturers, hub providers and pharmacies to improve patient access, speed to therapy and activation of affordability programs. With the EvinceMed platform, OptimizeRx is able to help patients get access to the drugs they need by simplifying the prescribing process for specialty medications, automating manual steps to determine drug eligibility and affordability, and introducing electronic enrollment and medical documentation across the OptimizeRx network of electronic health record (EHR) systems, ePrescribing platforms, and account-based marketing technologies.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

The consideration was comprised of $2.0 million in cash, the issuance of 240,741 shares of common stock valued at $9,374,455, and $708,334 of amounts previously paid. The total purchase price was $12,082,788.54. Of the 240,741 shares of common stock, 185,185 were issued at closing and 55,556 were issued but held back to secure potential adjustments to the purchase price that may result from the indemnification obligations of EvinceMed and the EvinceMed shareholder indemnitors. The holdback amount will be released twelve months from the closing, subject to any adjustments for the payment by EvinceMed and the shareholder indemnitors for its and their indemnification obligations. The purchase price was allocated to acquired technology totaling $4,149,000 with an estimated useful life of 8 years and the remaining $7,933,789 was allocated to goodwill. Goodwill represents the processes and synergies expected by integrating those processes with our own. The full amount of goodwill will be deductible for tax purposes using a 15 year life. The increase in goodwill for the period is fully accounted for by this acquisition. We determined pro forma data was immaterial for financial reporting purposes. The initial accounting is provisional and subject to change based on the completion of formal valuations.

Acquisition costs of approximately $22,318 were expensed as incurred.

NOTE 4 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. We account for marketable securities in accordance with ASC 320, “Investments - Debt Securities”, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2022, we have recorded $37.5 million of held-to-maturity United States’ Treasury Bills at amortized cost basis, that has a fair market value of $37.5 million. Our held-to-maturity United States’ Treasury Bills have maturity dates between December 2022 and January 2023. We had no marketable securities at December 31, 2021.

NOTE 5 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $3,510,698 and $2,110,865 at September 30, 2022, and December 31, 2021, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under our revenue recognition policy. Deferred revenue was $673,214 and $1,389,907 as of September 30, 2022 and December 31, 2021, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity for the deferred revenue account for the nine months ended September 30.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

	2022	2021
Balance January 1	$1,389,907	$285,795
Revenue recognized	(6,013,181)	(3,361,479)
Amount collected	5,916,318	3,523,824
Balance March 31	$1,293,044	$448,140

Revenue recognized	(7,373,802)	(1,962,240)
Amount collected	7,122,677	1,833,709
Balance June 30	$1,041,919	$319,609

Revenue recognized	(9,611,912)	(9,689,285)
Amount collected	9,243,207	9,718,081
Balance September 30	$673,214	$348,405

The majority of our revenue is earned from life sciences companies, such as pharmaceutical and biotech companies, or medical device makers. A small portion of our revenue is earned from other sources, such as associations and technology companies. A break down is set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from:
Life Science Companies	$14,287,807	$15,949,517	$40,807,166	$40,059,551
Other	797,697	175,434	1,988,533	920,250
Total Revenue	$15,085,504	$16,124,951	$42,795,699	$40,979,801

NOTE 6 – LEASES

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

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

For the three and nine months ended September 30, 2022, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating lease cost	$23,043	$72,208
Short-term lease cost	14,653	36,552
Total lease cost	$37,696	$108,760

The table below presents the future minimum lease payments to be made under operating leases as of September 30, 2022:

As of September 30, 2022

2022	24,187
2023	96,747
2024	79,965
2025	70,224
Total	271,123
Less: discount	16,924
Total lease liabilities	$254,199

The weighted average remaining lease term at September 30, 2022 for operating leases is 3.0 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $66,244 and $93,596 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, payments on lease obligations were $75,719 and $107,136, respectively, and amortization on the right of use assets was $77,011 and $90,471, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the quarters ended September 30, 2022, June 30, 2022, and March 31, 2022 we issued 68,751, 43,701 and 28,006 shares of our common stock, respectively, and received proceeds of $219,629, $572,347, and $258,128, respectively, in connection with the exercise of stock options under our 2013 equity incentive plan.

During the quarters ended September 30, 2021, June 30, 2021 and March 31, 2021, we issued 232,340, 232,806 and 510,803 shares of our common stock, respectively, and received proceeds of $1,094,697, $1,590,767, and $1,120,011 respectively, in connection with the exercise of stock options under our 2013 equity incentive plan. Of the shares issued in the quarter ended March 31, 2021, a total of 368,329 shares were issued in a cashless transaction related to 394,739 expiring options using the net settled method whereby 26,410 options were used to pay the purchase price. The remaining 116,064 shares issued in connection with the exercise of options were all issued for cash. No shares were issued in the quarter ended June 30, 2021 in cashless transactions. Of the shares issued in the quarter ended September 30, 2021, a total of 73,501 shares were issued in a cashless transaction related to 78,334 expiring options using the net settled method whereby 4,833 options were used to pay the purchase price. The remaining 158,839 shares issued in connection with the exercise of options were all issued for cash.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

During the quarter ended June 30, 2022, the Board authorized a share repurchase program, under which the Company may repurchase up to $20.0 million of its outstanding common stock. Through September 30, 2022, we repurchased 706,114 shares of our common stock for a total of $12,561,571. These shares were recorded as Treasury Shares using the par value method.

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

NOTE 8 – STOCK BASED COMPENSATION

We use the fair value method to account for stock-based compensation, including both options and restricted stock units. We recorded $3,624,065 and $1,711,075 in compensation expense in the nine months ended September 30, 2022 and 2021, respectively, related to options issued under our equity compensation plans. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. During the three months ended June 30, 2022, we granted certain performance based options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $11,677,040 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 2.15 years. The total intrinsic value of outstanding options at September 30, 2022 was $645,740.

We recorded $7,852,597 and $901,123 in compensation expense related to restricted stock units in the nine months ended September 30, 2022 and 2021, respectively. These units vest over time, based on market conditions, or when certain performance requirements are met. We issued 19,065 shares during the nine months ended September 30, 2022 for restricted stock units vested. Of the $7,852,597 recorded in compensation expense, $4,560,189 is related to market-based equity grants. There was no expense recorded in relation to the performance based grants. The expense related to the market-based grants was calculated using a Monte Carlo simulation. There is $18,441,496 of remaining expense related to unvested restricted stock units to be recognized in the future over a weighted average period of 2.02 years.

Our previous director’s compensation plan called for the issuance of fully-vested shares of common stock each quarter to each independent director. In 2021, we issued 2,695 shares valued at $124,994 in the quarter ended March 31, 2021 and 2,035 shares valued at $125,091 in the quarter ended June 30, 2021. Our current non-employee director’s compensation program calls for the grant of restricted stock units with a one year vesting period. Therefore, no grants of fully-vested shares were issued to our non-employee directors during the nine months ended September 30, 2022. We granted 1,670 units to our directors on September 30, 2021 which were vested and issued on September 29, 2022. There were 3,285 and 23,185 restricted stock units granted to the board of directors in the quarters ended March 31, 2022 and June 30, 2022, respectively, for a total value of $750,130 which will vest 12 months from the grant dates.

NOTE 9 – EARNINGS (LOSS) PER SHARE

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

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$(3,466,792)	$39,894	$(11,112,604)	$(245,383)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	17,981,184	17,639,346	17,994,288	17,028,762
Effect of dilutive stock options, warrants, and unvested restricted stock unit awards	—	559,066	—	—
Diluted	17,981,184	18,198,412	17,994,288	17,028,762

Net income (loss) per share
Basic	$(0.19)	$—	$(0.62)	$(0.01)
Diluted	$(0.19)	$—	$(0.62)	$(0.01)

No calculation of diluted earnings per share is included for 2022 or the nine months ended September 30, 2021, as the effect of the calculation would be anti-dilutive.

The number of common shares potentially issuable upon the exercise of certain options or for unvested restricted stock unit awards are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of shares for the periods ended
Options	63,471	445,180	99,587	406,322
Unvested restricted stock unit awards	43,751	113,886	76,010	120,509
Total	107,222	559,066	175,597	526,831

NOTE 10 – CONTINGENCIES

Litigation

The Company is not currently involved in any material legal proceedings.

NOTE 11 – INCOME TAXES

As discussed in our annual report on Form 10-K for the year ended December 31, 2021, we had net operating loss carry-forwards for federal income tax purposes of $26.4 million as of December 31, 2021. Accordingly, no federal income tax expense or benefit is recorded in the current period.

OPTIMIZERx CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

NOTE 12 – SUBSEQUENT EVENTS

In October 2022, we received proceeds of $21,674 and issued 2,084 shares of common stock in conjunction with the exercise of stock options.

During the time periods set forth below, we purchased 400,492 shares of our common stock for a weighted average price of $14.75.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/22 - 10/31/22	341,934	$14.83	341,934	2,416,111
11/1/22 - 11/3/22	58,558	$14.89	58,558	1,546,934

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to September 30, 2022 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: disruptions to our business or the business of our customers due to the global pandemic; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our portals may be more difficult and expensive and take longer than expected; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; inability to attract and retain key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; lack of a consistent active trading market for our common stock; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; and volatility in the market price of our common stock.

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

COVID-19

The COVID-19 pandemic did not have a material net impact on our financial statements during the nine months ended September 30, 2022. However, there still remains uncertainty around the COVID-19 pandemic. The Company cannot reasonably predict the ultimate impact of the COVID-19 pandemic, including the extent of any impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread of the pandemic (including the emergence and spread of new COVID-19 variants and resurgences), actions taken by governmental authorities and others in response to the pandemic, the acceptance, safety and efficacy of vaccines, and global economic conditions.

Seasonality

In general, the pharmaceutical brand marketing industry experiences seasonal trends that affect the vast majority of participants in the pharmaceutical digital marketing industry. Many pharmaceutical companies allocate the largest portion of their brand marketing to the fourth quarter of the calendar year. As a result, the first quarter tends to reflect lower activity levels and lower revenue, with gradual increases in the following quarters. We generally expect these seasonality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Key Performance Indicators

We developed a number of key performance indicators in the first quarter of the year and intend to monitor these going forward, to evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. During the first nine months of 2022, numerous macroeconomic factors converged that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe temporarily elongated sales cycles with the top 20 pharmaceutical manufacturers that were existing customers.

	Rolling Twelve Months Ended September 30,
	2022	2021
Average revenue per top 20 pharmaceutical manufacturer	$2,188,300	$2,516,515

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase from twelve months ended September 30, 2021 to the twelve months ended September 30, 2022 reflects continued penetration into this core customer base and reflects one new top 20 pharma customers in the twelve months ended September 30, 2022.

	Rolling Twelve Months Ended September 30,
	2022	2021
Percent of top 20 pharmaceutical manufacturers that are customers	95%	90%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. During the first nine months of 2022, numerous macroeconomic factors converged that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe temporarily elongated sales cycles with the top 20 pharmaceutical manufacturers that were existing customers.

	Rolling Twelve Months Ended September 30,
	2022	2021
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	66%	79%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended September 30, 2021 was higher as a result of unplanned disruption to the industry caused by the COVID-19 pandemic. Our customers shifted funds previously designated for in-person events to digital marketing throughout the initial quarters of the pandemic. By the middle of 2021, while the pandemic continued, there was less disruption and customers shift towards digital solutions became more normalized. During the first nine months of 2022, however, numerous macroeconomic factors converged that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe temporarily elongated sales cycles.

	Rolling Twelve Months Ended September 30,
	2022	2021
Net revenue retention	96%	161%

Revenue per average full-time employee. We define revenue per average full-time employee as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee declined year over year due to slower revenue growth and higher average number of FTEs over last 12 mos period.

	Rolling Twelve Months Ended September 30,
	2022	2021
Revenue per average full-time employee	$618,711	$740,728

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

Our total revenue for the three months ended September 30, 2022 was approximately $15.1 million, a decrease of 6.45% over the approximately $16.1 million from the same period in 2021. The decreased revenue during the three months ended September 30, 2022 primarily resulted from the non-renewal of solutions from one customer brand. Our total revenue for the nine months ended September 30, 2022 was approximately $42.8 million, an increase of 4.43% over the approximately $41.0 million from the same period in 2021. The increased revenue during the nine months ended September 30, 2022 resulted from increases in sales of our access solutions.

We expect that our revenues in the fourth quarter will exceed the revenues in the third quarter as a result of the new contracts we secured in the first nine months of the year as well as those we expect to engage in the remainder of the year. In addition, we generally benefit from increased marketing spend by pharmaceutical companies in the fourth quarter.

Cost of Revenues

The cost of revenue decreased from $7.0 million to $5.7 million primarily as a result of the solution and channel mix, in the quarter ended September 30, 2022, as compared to the same period in 2021. The cost of revenue for the nine month period ended September 30, 2022 decreased from $17.7 million to $16.3 million, as compared to the same period in 2021. This improvement was a result of solution mix, both as it relates to solutions and the partners through which the messages are delivered and increases in the type of services we provide that are not subject to revenue share. Additional discussion is included in the gross margin section below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of Revenues %	37.6%	43.7%	38.0%	43.3%
Gross Margin %	62.4%	56.3%	62.0%	56.7%

Gross Margin

As reflected in the table above, our gross margin, which is the difference between our revenues and our cost of revenues, increased for the quarter ended September 30, 2022, compared with the prior year, as a result of solution mix. In general, there has been an increase in the percentage of activity flowing through our lower cost channels compared with a year ago. Additionally, revenue increases in our access solutions includes a much higher percentage of program design, which carries a higher margin than the delivery of the actual messages. We expect our gross margin to remain relatively constant for the balance of the year.

Operating Expenses

Operating expenses increased from approximately $9.0 million for the three months ended September 30, 2021 to approximately $13.2 million for the same period in 2022, an increase of approximately 46%. Operating expenses increased from approximately $23.5 million for the nine months ended September 30, 2021 to approximately $37.9 million for the same period in 2022, an increase of approximately 61%. This increase in expense is due to investment in, and expansion of, our workforce to enable future growth. Stock based compensation, a noncash expense, had the greatest increase over prior year and is discussed in greater detail below.

The detail of expenditures by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Salaries, Wages, & Benefits	$5,088,955	$4,619,320	$15,376,370	$12,106,933
Stock-Based Compensation	4,277,241	1,008,007	11,476,662	2,612,198
Contractors and Consultants	787,198	541,663	1,797,282	1,327,615
Travel	193,291	178,711	526,411	237,466
Board Compensation	80,500	61,250	242,000	183,750
Professional Fees	428,505	469,272	1,352,212	1,239,090
Investor Relations	46,723	60,630	148,145	157,936
Advertising and Promotion	200,682	337,778	776,950	722,343
Technology Infrastructure Costs	539,465	313,711	1,752,012	783,281
Integration Incentives	525,556	431,266	1,395,000	994,423
Data	113,526	186,583	381,821	731,980
Office, Facility, and Other	380,060	304,703	1,148,433	829,193
Depreciation and Amortization	515,828	526,035	1,565,484	1,580,173

Total Operating Expense	$13,177,530	$9,038,929	$37,938,782	$23,506,381

The increase in operating expense related to salaries, wages, and benefits and other human resource related costs is due to the expansion of our team to support additional growth. We expect our compensation expense for the remaining quarter of 2022 to only be marginally higher to the expenses recognized for the quarter ended September 30, 2022. Since September 30, 2021, we have added to our staff in several key areas, including product development, sales, and technology, and the addition of our Chief Financial Officer/Chief Operations Officer. During the past 12 months we hired 37 net additional employees.

Stock-based compensation increased by $3.3 million from $1.0 million for the three months ended September 30, 2021 to $4.3 million for the same period in 2022 and by $8.9 million from $2.6 million for the nine months ended September 30, 2021 to $11.5 million for the same period in 2022. Stock based compensation is awarded to all full-time employees upon their start of employment as well as to certain key directors, officers, and employees to provide an equity-based incentive to maintain and enhance the performance and profitability of the Company. In the fourth quarter of 2021, we issued a significant market-based grant with a requisite service period of less than 3 years. The expense for the market-based award is amortized over the expected service period. The impact on year to date expense is $4.6 million.

Contractors and consultants increased compared to the same period in prior year as we have incurred consulting costs associated with building a scalable infrastructure and increased development work for customers and channels.

Our advertising and promotion remained relatively consistent with prior year, though the timing of the expenses throughout the year has fluctuated. The most current three month period reflects a decrease in advertising and promotion. This spend fluctuates throughout the year based on event sponsorships and campaigns related to product releases.

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

Net Income (Loss)

We had a net loss of approximately $3.5 million for the three months ended September 30, 2022, as compared to net income of approximately $0.04 million during the same period in 2021. We had a net loss of approximately $11.1 million for the nine months ended September 30, 2022, as compared to a net loss of approximately $0.2 million during the same period in 2021. The reasons and specific components associated with the change are discussed above. Overall, the net loss resulted from significant investments made in our people and technology infrastructure. The net loss reflected in the 2022 periods were effected by significant noncash expenses of $4.8 million and $13.2 million for the three and nine month periods, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of approximately $99.3 million, compared with current liabilities of approximately $6.1 million, resulting in working capital of approximately $93.2 million and a current ratio of approximately 16.2 to 1. This represents a decrease from our working capital of approximately $105.7 million and an increase from our current ratio of 12.3 to 1 at December 31, 2021.

Our operating activities provided $7.9 million during the nine months ended September 30, 2022, compared with $2.1 million in the same period in 2021. We had a net loss of $11.1 million for the nine month period ended September 30, 2022, but non-cash expenses of $13.2 million and working capital generated by the collection of receivables offset the loss. The cash provided in the 2021 period was the result of our net loss increased by non-cash expenses, partially offset by working capital used in the reduction of liabilities.

Cash used in investing activities was $39.7 million for the nine months ended September 30, 2022. In addition to the $2.0 million investment in EvinceMed technology, we purchased $37.5 million in Treasury bills with a maturity date in January 2023. This allowed the Company to earn a higher rate of interest on excess cash for the period.

Cash used for financing activities was approximately $11.5 million during the nine months ended September 30, 2022. We repurchased 706,114 shares of common stock for $12.6 million. This was partially offset by the collection of $1.1 million related to the exercise of stock options during the period. For the same period in 2021, we raised $70.7 million in a public offering of our common stock as well as generated $3.8 million from the issuance of shares related to the exercise of stock options. These proceeds in 2021 were partially offset by the payment of $1.6 million in earnout payments from a previous acquisition.

We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and planned growth for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next twelve (12) months from operations. However, we may seek additional debt or equity financing to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs. We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including common stock, preferred stock, debt securities, warrants, and units.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2021 Annual Report on Form 10-K. Our critical accounting policies are described in Management’s Discussion and Analysis included in the 2021 Annual Report on Form 10-K.

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

Off Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of September 30, 2022, the Company had commitments for future minimum payments of $15.5 million that will be reflected in cost of revenues during the years 2023 through 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure in the ordinary course of business, including the effects of foreign currency exchange rates and inflation. We are subject to foreign currency exchange rate risk because we have foreign subsidiaries that are cost centers and pay certain expenses in foreign currencies. To manage exchange rate risk, we may enter into derivative contracts, however, historically, this risk has been insignificant and we have not entered into any derivative contracts.

Our cash and cash equivalents and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2022, we had cash and cash equivalents of $41.3 million and marketable securities of $37.5 million. We do not enter into investments for trading or speculative purposes. Our short-term investments, which we expect to hold to maturity, are recorded at amortized cost and are composed of fixed rate government treasury bills.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation and other adverse economic conditions may adversely effect our business, results of operations and financial condition.

Recently, inflation has increased throughout the U.S. economy. In an inflationary environment, we may experience increases in the prices of labor and other costs of doing business. Additionally, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.

The occurrence or perception of an economic slowdown or recession, or of a further increase in inflation, may have a negative impact on the global economy and may reduce customer demand for our products and services. In addition, macroeconomic effects such as increases in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products and serves. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/22 - 7/31/22	151,815	$22.89	151,815	$16,274,782
8/1/22 - 8/31/22	159,548	$20.66	159,548	$13,013,317
9/1/22 - 9/30/22	381,883	$14.64	381,883	$7,452,549

(1)	On May 17, 2022, we announced that our Board of Directors had authorized the repurchase of up to $20 million of our outstanding common stock. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. This stock repurchase authorization expires on the earlier of May 17, 2023, or when the repurchase of $20 million of shares of our common stock has been reached. Our stock repurchases may take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws.

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
Date: November 8, 2022
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: November 8 2022
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)