Form 10-K/A
period 2021-12-31
OptimizeRx Corp
filed 2023-03-10
CIK 1448431

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into PART III of this Annual Report on Form 10-K.

i

Explanatory Note

OptimizeRx Corporation is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (SEC) on February 28, 2022 (the “Original Filing”) to address management’s re-evaluation of our disclosure controls and procedures, internal control over financial reporting and to reflect the identification of a material weakness. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original Filing.

This Amendment No. 1 is limited in scope to make the following changes to the Original Filing:

●	To amend Part I - Item 1A. Risk Factors to amend a risk factor regarding the potential adverse impact material weaknesses could have on our timely and accurate reporting of financial results.

●	To amend Part II - Item 8. Financial Statements and Supplementary Data to include UHY’s reissued adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 dated February 28, 2022, except as to the restatement of the effectiveness of internal control over financial reporting which is as of March 10, 2023.

●	To amend Part II - Item 9A. Controls and Procedures to reflect management’s (i) re-evaluation of our disclosure controls and procedures and internal control over financial reporting, and (ii) identification of a material weakness.

●	To amend Part IV - Item 15. Exhibits and Financial Statement Schedules to include the following currently dated documents: (i) auditor consent, which is filed herewith as Exhibit 23.1, and (ii) certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, and 32.1.

This Amendment No. 1 has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the Original Filing and any of the Company’s other filings with the SEC subsequent to the Original Filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the Original Filing in any way. Unless otherwise specified or the context otherwise requires, when used in this Amendment No. 1, the terms “we,” “our,” “us,” “OptimizeRx,” or the “Company” refer to OptimizeRx Corporation and its subsidiaries.

The Company is concurrently filing Amendment No. 1 to each of its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

ii

PART I

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

Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. We may seek additional acquisition opportunities, both to further diversify our business and to penetrate or expand important product offerings or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse impact on our business.

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

Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

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

Risks Related to Being a Public Company

We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

Subsequent to the Original Filing, the Company has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Item 9A, Controls and Procedures.

We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies.  If we do not effectively remediate the material weakness identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business, the market value of our common stock and our access to capital markets.

PART II

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm;
F-5	Consolidated Balance Sheets as of December 31, 2021 and 2020;
F-6	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;
F-7	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021;
F-8	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020;
F-9	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
F-10	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2022, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to the Company’s inability to obtain evidence about the effectiveness of controls over financial reporting at third-party service organizations, which is as of March 10, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

To the Stockholders and Board of Directors of
OptimizeRx Corporation

Page Two

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

/s/ UHY LLP

Sterling Heights, Michigan

February 28, 2022, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of March 10, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
OptimizeRx Corporation

Adverse Opinion on Internal Control over Financial Reporting

We have audited OptimizeRx Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control---Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses has been identified and included in management’s assessment:

The Company did not maintain effective control over and was unable to assess the effectiveness of controls at third-party service organizations. The Company utilizes data received from these service organizations in recording amounts pertaining to revenue, accounts receivable, revenue share expense and revenue share payable. Management’s inability to obtain evidence about the effectiveness of controls over financial reporting at these service organizations represents a material weakness.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related statements of operations, stockholders’ equity, and cash flows of the Company, and our report dated February 28, 2022, expressed an unqualified opinion. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated February 28, 2022, on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

To the Stockholders and Board of Directors of
OptimizeRx Corporation

Page Two

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

/s/ UHY LLP

Sterling Heights, Michigan

February 28, 2022, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of March 10, 2023

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

Current Assets
Cash and cash equivalents	$84,681,770	$10,516,776
Accounts receivable, net	24,800,585	17,885,705
Prepaid expenses	5,630,655	4,456,611
Total Current Assets	115,113,010	32,859,092
Property and equipment, net	143,818	148,854
Other Assets
Goodwill	14,740,031	14,740,031
Technology assets, net	4,589,126	5,251,822
Patent rights, net	2,155,026	2,349,570
Right of use assets, net	328,820	445,974
Other intangible assets, net	3,902,502	4,519,552
Security deposits and other assets	12,859	12,859
Total Other Assets	25,728,364	27,319,808
TOTAL ASSETS	$140,985,192	$60,327,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$606,808	$618,250
Accrued expenses	2,902,836	2,420,361
Revenue share payable	4,378,216	4,969,868
Current portion of lease liabilities	90,982	123,220
Contingent purchase price payable	—	1,610,813
Deferred revenue	1,389,907	285,795
Total Current Liabilities	9,368,749	10,028,307
Non-current Liabilities
Lease liabilities, net of current portion	236,726	325,533
Total Liabilities	9,605,475	10,353,840
Commitments and contingencies (See Note 14)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020,	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 17,860,975 and 15,223,340 shares issued and outstanding at December 31, 2021 and 2020, respectively	17,861	15,223
Additional paid-in-capital	166,615,514	85,590,428
Accumulated deficit	(35,253,658)	(35,631,737)
Total Stockholders’ Equity	131,379,717	49,973,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,985,192	$60,327,754

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020

Revenue	$61,292,598	$43,313,323
Cost of revenues	25,654,384	19,207,902
Gross margin	35,638,214	24,105,421

Operating Expenses
Stock-based compensation	5,491,957	3,172,840
Depreciation, amortization, and noncash lease expense	2,086,454	2,075,888
Other general and administrative expenses	27,698,703	20,992,012
Total operating expenses	35,277,114	26,240,740
Income (loss) from operations	361,100	(2,135,319)
Other income (expense)
Interest income	16,979	68,582
Change in fair value of contingent consideration	—	(140,390)
Total other income (expense)	16,979	(71,808)
Income (loss) before provision for income taxes	378,079	(2,207,127)
Income tax benefit	—	—
Net income (loss)	$378,079	$(2,207,127)
Weighted average number of shares outstanding – basic	17,228,019	14,827,923
Weighted average number of shares outstanding – diluted	17,690,489	14,827,923
Income (loss) per share – basic	$0.02	$(0.15)
Income (loss) per share – diluted	$0.02	$(0.15)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914
Stock-based compensation expense
Options	—	—	2,709,781	—	2,709,781
Restricted Stock	3,333	3	2,532,088	—	2,532,091
Issuance of common stock:
For board compensation	4,730	5	250,080	—	250,085
For stock options exercised	1,105,822	1,106	4,863,125	—	4,864,231
Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	—	70,671,536
Net income for the year	—	—	—	378,079	378,079
Balance, December 31, 2021	17,860,975	$17,861	$166,615,514	$(35,253,658)	$131,379,717

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2020	14,600,579	$14,601	$78,272,268	$(33,424,610)	$44,862,259
Stock-based compensation expense
Options	—	—	1,884,202	—	1,884,202
Restricted Stock	84,746	84	838,430	—	838,514
Issuance of common stock:
For board compensation	28,809	29	450,095	—	450,124
For stock options exercised	414,705	415	2,487,979	—	2,488,394
For contingent purchase price and escrow hold back	94,501	94	1,657,454	—	1,657,548
Net loss for the year	—	—		(2,207,127)	(2,207,127)
Balance, December 31, 2020	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2021	For the year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$378,079	$(2,207,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,965,325	1,971,083
Noncash lease expense	121,129	104,805
Increase in bad debt reserve	80,000	200,000
Stock-based compensation	5,491,957	3,172,840
Change in fair value of contingent consideration	—	140,390
Changes in:
Accounts receivable	(6,994,880)	(10,667,680)
Prepaid expenses and other assets	(1,174,044)	(3,517,700)
Accounts payable	(11,442)	125,255
Revenue share payable	(591,652)	3,351,430
Accrued expenses and other	482,475	1,416,884
Change in operating lease liabilities	(125,020)	(106,347)
Deferred revenue	1,104,112	(294,219)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	726,039	(6,310,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(100,322)	(68,041)
Acquisition of intangible assets, including intellectual property rights	(21,511)	(11,932)
Capitalized software development costs	(364,166)	(44,752)
NET CASH USED IN INVESTING ACTIVITIES	(485,999)	(124,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	70,671,536	—
Proceeds from exercise of stock options	4,864,231	2,488,394
Payment of contingent consideration	(1,610,813)	(4,389,187)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	73,924,954	(1,900,793)
NET INCREASE (DECREASE IN) CASH AND CASH EQUIVALENTS	74,164,994	(8,335,904)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,516,776	18,852,680
CASH AND CASH EQUIVALENTS – END OF PERIOD	$84,681,770	$10,516,776
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition liabilities paid in stock	$—	$1,657,548

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

2021
	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Liabilities
Contingent Purchase Price Payable	$—	$—	$—	$—	$—

	2020
	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Liabilities
Contingent Purchase Price Payable (1)	$—	$—	$1,610,813	$1,610,813	$1,610,813

(1)	The contingent consideration is based off achieving certain revenue milestones in each of the next two years. The Geometric-Brownian motion analysis was used to generate spot prices for use in an option pricing model. For 2020, the final payout had been determined and was paid in 2021.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2021 and 2020.

Amount
Balance December 31, 2019	$6,720,000
Payment of CareSpeak Communication contingent consideration	(1,389,187)
Payment of RMDY Health, Inc. contingent consideration	(3,860,390)
Increase in the value of the RMDY Health, Inc. contingent consideration	140,390
Balance December 31, 2020	1,610,813
Payment of CareSpeak Communication contingent consideration	(1,610,813)
Balance December 31, 2021	$—

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

Recently Issued Accounting Guidance

In December, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 was effective for us as of January 1, 2021 The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Intangible Assets

Intangible assets included on the consolidated balance sheets consist of the following:

	December 31, 2021			Weighted
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life Remaining
Patent rights	$3,362,898	$1,207,872	2,155,026	9.6
Technology Assets	$8,548,930	$3,959,804	4,589,126	4.9
Other intangible assets
Tradename	$3,586,000	$537,900	3,084,100	12.7
Non-compete agreements	1,093,000	899,635	193,365	0.6
Customer relationships	923,000	261,963	661,037	8.4
Total other	5,602,000	1,699,498	3,902,502
Total Intangibles	$17,513,828	$6,867,174	10,646,654

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 – INTANBIGLE ASSETS (CONTINUED)

	December 31, 2020			Weighted
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life Remaining
Patent rights	$3,341,388	$991,818	2,349,570	11.5
Technology Assets	$8,184,765	$2,932,943	5,251,822	7.7
Other intangible assets
Tradename	$3,586,000	$298,833	3,287,167	13.7
Non-compete agreements	1,093,000	611,885	481,115	1.6
Customer relationships	923,000	171,730	751,270	9.8
Total other	5,602,000	1,082,448	4,519,552
Total Intangibles	$17,128,153	$5,007,209	12,120,944

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 – 15 years
Technology assets	3 – 10 years

The Company recorded amortization expense of $1,859,965 and $1,875,882 in the years ended December 31, 2021 and 2020, respectively. Expected future amortization expenses of the intangibles assets as of December 31, 2021 is as follows:

Year ended December 31,
2022	$1,532,756
2023	1,203,639
2024	1,203,639
2025	1,131,058
2026	1,009,499
Thereafter	4,566,063
Total	$10,646,654

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 – CONTINGENT PURCHASE PRICE (CONTINUED)

There was no contingent purchase price payable at December 31, 2021.

The total fair value of contingent purchase price payable at December 31, 2020 is as follows.

	Current	Long-Term	Total
CareSpeak Communications, Inc.	$1,610,813	—	$1,610,813
RMDY Health	—	—	—
Total	$1,610,813	—	$1,610,813

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 – STOCK COMPENSATION (CONTINUED)

The table below reflects information for the total options outstanding at December 31, 2021

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.46 to $10.00	127,005	1.1	$4.05
$10,00 to $20.00	166,945	2.8	$12.51
$20.00 to $40.00	180,561	3.9	$30.52
$40.00 to $60.00	196,500	4.3	$51.88
$60.00 to $96.70	112,536	4.7	$75.19
Total	783,547	3.4	$34.17

The table below reflects information for the vested options outstanding at December 31, 2021.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.46 to $10.00	78,669	0.9	$3.76
$10,00 to $20.00	89,938	2.5	$13.36
$20.00 to $40.00	28,664	3.9	$22.52
$40.00 to $60.00	—	—	—
$60.00 to $96.70	—	—	—
Total	197,271	2.1	$10.87

A summary of the status of the Company’s nonvested options as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below.

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at January 1, 2021	331,006	$12.44
Granted	424,588	54.34
Vested	(119,823)	11.23
Forfeited	(49,495)	24.57
Nonvested at December 31, 2021	586,276	$42.01

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

Of the restricted stock units issued in 2021, 182,938 are market-based awards that vest if the Company’s stock price hits certain price targets and maintains that price for 30 days. A total of 60,191, 60,191, and 62,016 units vest if the stock price hits $98.87, $131.82, $164.78, respectively.As described in Note 2, these market-based restricted stock units were valued using a Monte Carlo simulation model, with expected vesting in 1.6, 2.25, and 2.71 years, respectively, for the three price targets.

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

DECEMBER 31, 2021

NOTE 12 – MAJOR CUSTOMERS AND VENDORS (CONTINUED)

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

The provision for Federal income tax consists of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Federal income tax benefit (expense) attributable to:
Current operations	$(79,000)	$463,000
State tax effect, net of federal benefit	582,000	—
State rate change	397,000	—
Change in fair value of contingent consideration	—	(29,000)
Option exercise benefits, net of Section 162M limitations	2,171,000	207,000
Other permanent items	(9,000)	(7,000)
Other adjustments	(30,000)	104,000
NOLs expiring	(26,000)	(209,000)
Valuation allowance	(3,006,000)	(529,000)
Net provision for federal income tax	$—	$—

	2021	2020

Current tax benefit (expense) - Federal	$—	$—
Deferred tax benefit (expense) - Federal	—	—
Adjustment of valuation allowance from business combination	—	—
Total tax benefit (expense) on income	$—	$—

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 13 – INCOME TAXES (CONTINUED)

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2021 and 2020:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$6,887,000	$4,057,000
Stock compensation	809,000	353,000
Operating lease liability	88,000	94,000
Fixed Assets	13,000	—
Other	85,000	44,000
Deferred tax asset	$7,882,000	$4,548,000

Deferred tax liabilities attributable to:
Intangibles	$(2,490,000)	$(2,181,000)
Operating lease right of use assets	(88,000)	(94,000)
Other	(41,000)	(16,000)
Deferred tax liability	$(2,619,000)	$(2,291,000)
Net deferred tax asset	$5,263,000	2,257,000
Valuation allowance	(5,263,000)	(2,257,000)
Net deferred tax asset, net of valuation allowance	$—	$—

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

DECEMBER 31, 2021

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

In connection with the Company’s Original Filing, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, at the time the Company filed the Original Filing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

However, because of the material weakness in our internal control over financial reporting identified by a subsequent review described below, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded such controls were not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness, our management has concluded, based on substantive testing performed, that the Company’s consolidated financial statements included in the Original Filing fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, at the time the Company filed the Original Filing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Subsequent to the Original Filing, UHY LLP, our independent registered public accounting firm, advised the Company that in the course of a post-engagement review, they believed that a potential undisclosed weakness in our internal control over financial reporting may have existed as of December 31, 2021. As a result, we re-evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting and identified the following material weakness existed as of December 31, 2021: inadequate controls to ensure that data received from third-party service organizations is complete and accurate. As a result, the Company’s management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria in  Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has revised its report on internal control over financial reporting.

UHY LLP, our independent registered public accounting firm that audited the consolidated financial statements included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2021, has reissued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 dated February 28, 2022, except as to the restatement of the effectiveness of internal control over financial reporting which is as of March 10, 2023. This reissued audit report is included in Item 8 of this Amendment No. 1 and is incorporated by reference herein.

Plan for Remediation of Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to implement the following remediation steps:

●	The Company will require each third-party service organization to provide a SOC-1, Type 2 report to us.

●	If a SOC-1, Type 2 report is not available, the Company will evaluate each third-party’s relevant system(s) and reporting directly through inquiry and substantive testing of such third-party’s control environment.

Management believes the measures described above will remediate the material weakness that we have identified. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control Over Financial Reporting.

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
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022.

10.1†	Fourth Amended and Restated 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020.
10.2†	OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.3†	Form of Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.4†	Form of Performance Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.5†	Form of Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.6†	Form of Performance Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2021
10.7†	Amended Employment Agreement by and between the Company and William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2019.
10.8†	Amendment to the Employment Agreement with William Febbo. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.9 †	Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.10*†	Third Addendum to the Employment Agreement with William J. Febbo,. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021.
10.11†	Amended Employment Agreement with Miriam Paramore. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 14, 2018.
10.12†	Amendment to the Employment Agreement with Miriam Paramore. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.13†	Letter Agreement by and between the Company and Miriam Paramore. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2021.
10.14†	Employment Agreement by and between the Company and Stephen Silvestro. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.
10.15†	Amendment to the Employment Agreement with Stephen Silvestro. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.16†	Employment Agreement with Marion Odence-Ford. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021.
10.17*†	Offer Letter by and between the Company and Edward Stelmakh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.

21.1	List of Subsidiaries Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022.
23.1**	Consent of UHY LLP
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

*	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

**	Provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo
Title:	Chief Executive Officer

Date:	March 10, 2023

By:	/s/ Edward Stelmakh
Edward Stelmakh
Title:	Chief Financial Officer Chief Operations Officer

Date:	March 10, 2023