Form 10-Q/A
period 2022-03-31
OptimizeRx Corp
filed 2023-03-10
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

i

EXPLANATORY NOTE

OptimizeRx Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2022, originally filed with the Securities and Exchange Commission (SEC) on May 9, 2022 (the “Original 10-Q Filing”) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original 10-Q Filing.

This Amendment No. 1 is limited in scope to make the following changes to the Original 10-Q Filing:

●	To amend Part I - Item 4. Controls and Procedures to reflect management’s (i) re-evaluation of our disclosure controls and procedures, and (ii) identification of a material weakness.

●	To amend Part II - Item 6. Exhibits to include the following currently dated documents: certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, and 32.1.

This Amendment No. 1 has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the Original 10-Q Filing and any of the company’s other filings with the SEC subsequent to the Original 10-Q Filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the Original 10-Q Filing in any way. Unless otherwise specified or the context otherwise requires, when used in this Amendment No. 1, the terms “we,” “our,” “us,” “OptimizeRx,” or the “Company” refer to OptimizeRx Corporation and its subsidiaries.

The Company is concurrently filing Amendment No. 1 to each of its (i) Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and September 30, 2022.

ii

PART I - FINANCIAL INFORMATION

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

In connection with the Company’s Original 10-Q Filing, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, at the time of the Original 10-Q Filing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Subsequent to the filing of the Original 10-Q Filing and in connection with the filing of Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s management identified a material weakness in the Company’s internal control over financial reporting which is summarized below. As a result of its identification of the material weakness, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded such controls were not effective as of March 31, 2022.

Notwithstanding the material weakness, our management has concluded, based on substantive testing performed, that the Company’s consolidated financial statements included in the Original 10-Q Filing fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the Original 10-Q Filing, our management identified the following material weakness existed as of March 31, 2022: inadequate controls to ensure that data received from third-party service organizations is complete and accurate.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	OptimizeRx Corporation 2022 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.2	Amendment to Employment Agreement by and between the Company and Stephen Silvestro dated February 28, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.3	Amendment to Employment Agreement by and between the Company and Marion Odence-Ford dated February 28, 2022. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: March 10, 2023
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: March 10, 2023
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)

 3