Form 10-Q/A
period 2022-06-30
OptimizeRx Corp
filed 2023-03-10
CIK 1448431

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

i

EXPLANATORY NOTE

OptimizeRx Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2022, originally filed with the Securities and Exchange Commission (SEC) on August 9, 2022 (the “Original 10-Q Filing”) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original 10-Q Filing.

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

The Company is concurrently filing Amendment No. 1 to each of its (i) Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and September 30, 2022.

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

Subsequent to the filing of the Original 10-Q Filing and in connection with the filing of Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s management identified a material weakness in the Company’s internal control over financial reporting which is summarized below. As a result of its identification of the material weakness, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded such controls were not effective as of June 30, 2022.

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

Subsequent to the Original 10-Q Filing, our management identified the following material weakness existed as of June 30, 2022: inadequate controls to ensure that data received from third-party service organizations is complete and accurate.

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