Form 10-K
period 2022-12-31
OptimizeRx Corp
filed 2023-03-10
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38543

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Water Street, Suite 200 Rochester, MI	48307
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 248-651-6568

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	OPRX	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $486,888,119

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,100,097 common shares as of February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into PART III of this Annual Report on Form 10-K.

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

For a discussion of some of the specific factors that could cause actual results to differ materially from the information contained in this report, see the following sections of this report: Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the disclosures under “Critical Accounting Estimates”. Market projections are subject to the risks discussed in this report and other risks in the market. OptimizeRx disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

Unless otherwise specified or the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “OptimizeRx,” or the “Company” refer to OptimizeRx Corporation and its subsidiaries.

Item 1. Business

General

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

We are a Nevada corporation organized in September 2008. We conduct our operations through our wholly-owned subsidiaries, OptimizeRx Corporation, a Michigan corporation, CareSpeak Communications, Inc., a New Jersey corporation, CareSpeak Communications, D.O.O., a controlled foreign corporation incorporated in Croatia, and Cyberdiet, a controlled foreign corporation incorporated in Israel.

We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues in part through the continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary solutions such as our TelaRep™ virtual communication solution and our AI-powered real-world evidence solution which uses sophisticated proprietary algorithms.

Industry Background

Life sciences organizations face a challenging commercial landscape. In recent years, they have met increased competition, shrinking market sizes, and inconsistent access to patients and healthcare professionals - their most important customers. The majority of new drug approvals, 81%, are specialty medications, leading to more complex diagnosis criteria, increased utilization management by healthcare payors, and lengthy wait times for patients to begin treatment once care decisions are made.

As a result, life sciences organizations have increasingly turned to technology solutions to support their commercial strategies. Spending on digital solutions to facilitate greater access to their end markets accounts for one-third of their collective $30bn commercial spend in the United States (U.S.).

We believe significant opportunity exists to address the unmet needs of life sciences organizations as they relate to digital solutions, including omni-channel access to health care professionals, for complex commercial challenges.

2022 Company Highlights

1.	Net revenue increased to a record $62. 5 million in 2022, a 2% increase over 2021.

2.	Achieved positive cash flow from operations of $10.7 million for the year ended December 31, 2022.

3.	Gross margins increased from 58% to 62%.

4.	Repurchased 1,214,398 shares during 2022 at an average price of $16.49 per share.

5.	Increased use of Real-World Data Artificial Intelligence (“RWD.AI”) solutions. Ended the year with 6 RWD.AI deals.

6.	Acquired the EvinceMed platform and related assets.

7.	Published Company’s first Environmental, Social and Governance (“ESG”) Report.

8.	Announced partnership with Equals 5, becoming the only source capable of delivering true omni-channel engagement with HCPs, spanning web, social, and point-of-care messaging delivery modalities.

Principal Solutions

Historically, we primarily facilitated financial messages to health care providers via their EHR and ePrescribe systems using the OptimizeRx proprietary network to solve the ever-increasing communication barriers between pharmaceutical representatives and healthcare providers. Over time, as the demand for communication of an increasing variety of different health information between life science companies, providers, and patients has risen, our platform has expanded to encompass additional solutions that enable healthcare providers to access information for patients at the point of care. These solutions include evidence-based physician engagement, point of care banner messaging, social network banner messaging, institutional account-based banner messaging, innovative patient engagement services, and various accelerators to the therapy initiation workflow.

Our principal solutions can be summarized as follows:

Evidence-Based Physician Engagement – Our evidence-based physician engagement solution uses predictive analytics via machine learning methods applied to real-world data (RWD) to assist healthcare providers (HCPs) in identifying patients who may be qualified for specific therapies, raise awareness of patient access pathways, and identify early indicators of non-adherence among patient populations. This RWD-enabled solution translates into better support for providers as they look to make the best treatment decisions for their patients. This solution has a “patient-first” focus, helping manufacturers identify which HCPs to engage by first identifying if they currently care for qualified patients, based on where they are in their care journey and disease state. These Artificial Intelligence (“AI”) models provide our clients with the most relevant targets and fuel the deployment of programs across our other solutions.

Point of Care Banner Messaging – Our point of care banner messaging solution is utilized to deliver a variety of awareness (brand, therapeutic support, affordability, HUB, and patient support program) and messaging within the clinical workflow which can be tailored to meet the needs of each brand.

Social Network Banner Messaging – This past year we expanded to provide exclusive access to deliver banner messaging to HCPs within their social network apps. With extensive reach and granular reporting, this solution both expands the ability to reach more prescribers while adding to the mind share we can capture throughout a care delivery day. Given these messages are targeted to specific HCPs, many of the same awareness messages offered on the point of care banner solution are offered here as well.

Institutional Account-based Banner Messaging – Our Institutional Account-based Banner Messaging solution provides our clients access to delivering banner messaging online and on the intranets of targeted health system accounts. This allows our clients to capture additional mind share while also reaching other prescribers and support staff at key health systems or integrated delivery networks (IDNs).

Financial Messaging – Our Financial Messaging solution has been enhanced by Patient Support Messaging at the point-of-care. This solution provides prescribers visibility to branded copay offers and other patient support programs directly within their EHR and/or e-Prescribe system(s). It allows them to print, digitally send directly to patients via SMS, and/or digitally send copay offer details electronically to the dispensing pharmacy. Our solution addresses the fact that many healthcare systems and prescribers are looking for an easier, more effective way to increase affordable access and adherence to their prescribed branded medications.

Patient Engagement – Our technology solution provides digital messaging services through our cloud-based Mobile Health Messenger (“MHM”) Platform. We provide interactive health messaging for improved medication adherence and care coordination. Our HIPAA-compliant, automated, mobile messaging platform allows pharmaceutical manufactures and related entities to directly engage with patients to improve regimen compliance.

Therapy Initiation Workflow – The therapy initiation workflow is a group of digital solutions focused on accelerating patient access to treatments where time-consuming medical documentation is required of HCPs prior to pharmacies dispensing prescribed drugs. These solutions support the fast-growing area of specialty medications. This technology enhancement allows life sciences companies to simplify therapy initiation by presenting HCPs with a fully electronic option synchronizing enrollment, benefits verification, prior authorization, and patient support onboarding.

Sales and Marketing

We employ a sales team of over 19 people, marketing our solutions to new and existing clients. Our sales team drives awareness of the increased value of our technology stack as an enterprise platform, enhanced this year by the addition of the social channel, and momentum of our institutional/account-based banner message solutions offering. Accordingly, our sales efforts are not directed merely at selling individual solutions, but more broadly towards selling enterprise platform engagements with access to our full set of solutions across our network.

Our sales and marketing organizations work closely together to cultivate customer relationships. We use a number of methods to market and promote our solutions, including digital advertising, industry events, trade shows, conferences, media coverage, social media and email. We released a physician survey of 100 physicians across five specialties, detailing the specialty landscape as it pertains to prescribing pain points specialists experience. Additionally, we hosted our third annual Innovate4Outcomes event, partnering with Melinta Therapeutics, bringing individuals together across healthcare verticals, including HCPs, commercial manufacturer representatives, and health tech. The event focused on applying design thinking principles to contributing factors to Anti-Microbial Resistance, and was independently covered in end-of-year trade publications for the first time.

Technology

To support our growth and provide maximum security, scalability, and flexibility, all of our systems, including from acquisitions, are now hosted and integrated in the cloud. Our technology development and systems management core team is in the U.S. and in Croatia, with contractors in India and Ukraine to provide bench depth, rich skills experience, and business economies. The teams are organized into Centers of Excellence focused on Product Domains, Quality Assurance, Information Security, Data Warehousing and Business Intelligence, Platform Services, and Internal Systems Support.

Systems enhancements in 2022 included upgrades and documentation of processes and procedures and security implementation for ongoing Sarbanes Oxley, HIPAA, and customer assessments, and in achieving Enterprise HITRUST Certification, as well as for other needs.

Competition

Our platforms face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products. Our messaging offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion.

Our platforms compete broadly in the highly competitive pharmaceutical and life sciences digital marketing industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These companies may be better known than we are and have more customers or users than we do. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, and sales and marketing. The primary direct competitor in our financial messaging solution is ConnectiveRx. We generally compete on the basis of several factors, including size of our network, quality of our service, our ability to target specific customer needs, and to a lesser extent, price. For more information on risks relating to our competition, see Item 1A. Risk Factors.

Intellectual Property

We own patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 31, 2022 we held 3 patents and several pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent’s filing, depending upon term adjustments made by the patent office.

In addition, we hold trademarks in the United States and other countries. As of December 31, 2022, OPTIMIZERx, OPTIMIZEMD, CareSpeak, DIETWATCH, Innovate4Outcomes, SPRx, SPx and TELAREP are our registered trademarks. We also have several pending trademark applications.

We also have licenses to intellectual property for the use and sale of certain of our solutions. In addition, we obtain other intellectual property rights and/or licenses used in connection with our business when practical and appropriate. Historically, we have created intellectual property or obtained intellectual property through commercial relationships and in connection with acquisitions.

Government Regulation

The healthcare industry and, in particular, our customers and partners are subject to U.S. federal, state and local laws and regulations, including those governing fraud, abuse, privacy and security. Many of these laws and regulations are complicated and how they might apply to us, our customers, our partners, or the specific services and relationships we have with our customers and partners are not always well-defined. Our failure, or perceived failure, to accurately apply, or comply with, these laws and regulations could subject us to significant fines and liability, result in reputational harm, and adversely affect our business. Any new or amended laws or regulations that impose significant operational restrictions and compliance requirements may negatively impact our business. See Item 1A. Risk Factors for more information on the impact of Government Regulations on OptimizeRx.

Employees

As of December 31, 2022, we had 94 full-time employees in the U.S, as well as 15 full-time employees in Croatia, and 1 part-time employee. None of our employees are represented by a labor union or collective bargaining agreement with respect to their employment with us. The majority of our employees work remotely and are geographically distributed across the United States and Croatia. We supplement our workforce with contractors in the United States and internationally on an as-needed basis. We consider our relationship with our employees to be good and have not experienced any work stoppages.We are dedicated to maintaining an environment where everyone feels valued, and we celebrate both the differences and similarities among our people. We also believe that diversity in all areas, including cultural background, experience and thought, is essential in making our Company stronger. Our Diversity, Equity & Inclusion Committee (DE&I) is actively engaged in improving our culture, hiring practices and education. In 2022, we endeavored to uphold the Parity Pledge – a commitment made in 2021 to interview and consider at least one qualified woman and underrepresented minority for every open role, VP or higher. In addition, the DE&I Committee sponsored quarterly events in 2022, including “Celebrate Women’s History”, “Celebrate Diversity Month”, and “Hot One’s Trivia Show.”

We prioritize recruiting, retaining, and incentivizing a highly qualified, diverse workforce. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Moreover, we believe our long-term incentives are structured in a manner to provide time-based vesting schedules that are retentive and we incentivize selected employees through the granting of stock-based awards for and cash-based performance bonus awards.

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

With the exception of 2021, we have historically incurred losses as a result of investing in future growth. We incurred losses in 2022 as a result of our increased spending to build the organization to support expected future growth – both through additional new hires, as well as through acquisitions. While we have increased revenues, we have not yet consistently achieved profitability due to these investments and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

Seasonal trends in the pharmaceutical brand marketing industry could affect our operating results.

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

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical manufacturers as customers, and our revenues are concentrated in these customers. Loss of one or more of our larger customers could have a negative impact on our operating results. Our top five customers represented 39% of revenue for the year ended December 31, 2022. In each of 2022 and 2021, we had one customer that each represented slightly over 10% of our revenues.

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

We are reliant upon our contracts with leading electronic prescribing (“ERx”) platforms and electronic health record (“EHR”) systems to generate our revenues received from customers. Such arrangements subject us to a number of risks, including the following:

●	Our ERx and EHR partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;

●	Legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our ERx and EHR partners and may lead to lengthy and expensive litigation or arbitration;

●	Significant changes in an ERx and EHR partner’s business strategy may adversely affect a partner’s willingness or ability to satisfy obligations under any such arrangement;

●	The failure of an ERx or EHR partner to provide accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC;and

●	An ERx and EHR partner could terminate the partnership arrangement, which could negatively impact our ability to sell our solutions and achieve revenues.

We will need to maintain these relationships as well as diversify them. The inability to do so could adversely impact our business. We generated 31.8% and 53.9% of our revenue through our largest partner in 2022 and 2021, respectively.

Our agreements with ERx and EHR channel partners are subject to audit.

Our agreements with our ERx and EHR channel partners provide for revenue sharing payments to them based on the revenue we generate through their platforms and systems. These payments are subject to audit by our channel partners, at their cost, and if there is a dispute as to the calculation, we may be liable for additional payments. If an underpayment is determined to be in excess of a certain amount, for example 10%, some agreements would require us to pay for the cost of the audit, as well.

If we fail to attract new customers or retain and expand existing customers, our business and future prospects may be materially and adversely impacted.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as Covered Entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that Covered Entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While we are not a Covered Entity, we have contracted as a business associate of our Covered Entity customers and, as such, may be regulated by HIPAA and have contractual obligations unders such agreements, including to enter into business associate agreements with our third-party vendors. We, and our Covered Entity customers might face significant contractual liability pursuant to such business associate agreements if the business associate breaches the agreement or causes the Covered Entity to fail to comply with HIPAA. It is possible that HIPAA compliance could become a substantial regulatory burden and expense to our operations as we expand our point of care technology solutions to help patients start and stay on therapies.

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

General reductions in expenditures by healthcare industry participants could result from, among other things:

●	Government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

●	Government regulation prohibiting the use of coupons by patients covered by federally funded health insurance programs;

●	Consolidation of healthcare industry participants;

●	Reductions in governmental funding for healthcare; and

●	Adverse changes in business or economic conditions affecting healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or may serve in the future. For example, use of our solutions and services could be affected by:

●	A decrease in the number of new drugs or medical devices coming to market; and

●	A decrease in marketing expenditures by pharmaceutical or medical device companies.

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demands for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

If we are unable to manage growth, our operations could be adversely affected.

Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no assurance that management will be able to manage growth effectively. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. Our ability to manage our operations and growth effectively will require us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures, and to attract and retain sufficient talented personnel.

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

Our business and growth may suffer if we are unable to attract and retain members of our senior management team and other key employees.

Our success has been largely dependent on the skills, experience and efforts of our senior management team and key employees and the loss of the services of any of our senior management team or other key employees, without a properly executed transition plan, could have an adverse effect on us. The loss of any member of our senior management team or any of our other key employees could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to an increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business.

Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified management, sales and technical personnel. However, competition for these types of employees is intense due to the limited number of qualified professionals. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our industry, technology and business. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

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

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations in Israel and Croatia, may involve risks that could adversely affect our business, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	natural or man-made disasters, political, social and economic instability, including wars, terrorism and political unrest, outbreak of disease , boycotts, curtailment of trade, and other business restrictions;

●	compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	unexpected changes in regulatory requirements;

●	less favorable foreign intellectual property laws;

●	adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

●	fluctuations in currency exchange rates, which could impact expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as use and acceptance of electronic payment methods, such as payment cards;

●	new and different sources of competition; and

●	different and more stringent user protection, data protection, privacy and other laws.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, as well as results of our operations.

A global pandemic may disrupt our business or the business of our customers.

In December 2019, a novel strain of corona virus, which causes the infectious disease known as COVID-19 was reported. The World Health Organization declared COVID-19 a Public Health Emergency and Global Pandemic. Although many economies around the world have started to rebound from the severe impact of COVID-19, the healthcare industry in which we operate remains impacted. The emergence and spread of new variants and resurgences, or other epidemics or pandemics, actions taken by governmental authorities and others in response to the pandemic, the acceptance, and the ability of pharmaceutical manufacturers and other life sciences companies to develop effective and safe treatment, and global economic conditions could affect the desire and/or need for our solutions. We are prepared to take steps to modify our business practices and mitigate the impact of the emergence and spread of new variants and resurgences, or another pandemic or epidemic; however, there can be no assurance that such steps will be successful, or that our business operations, or the operations of our customers or partners will not be materially and adversely affected by the consequences of such pandemic or epidemic, which could materially impact our results of operations, cash flows, and financial condition.

Risks Related to Inflation and Other Adverse Economic Conditions

Inflation and other adverse economic conditions may adversely affect our business, results of operations and financial condition.

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

Our plan is to grow through further integration of our technology in electronic platforms. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our solutions, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund our future growth and do not expect to declare or pay any dividend on shares of our common stock in the foreseeable future. As a result, the success of an investment in our common stock may depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which it is purchased.

Anti-takeover provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

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

The Company has identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 9A, Controls and Procedures.

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

As of December 31, 2022, we have operating leases for office space in two multitenant facilities. The leases include our headquarters space in Rochester, Michigan and a technical facility in Zagreb, Croatia. The lease in Rochester, Michigan expires November 30, 2023, with a two-year renewal option through 2025, and has a monthly rent of $6,384 to $6,688. The lease in Zagreb, Croatia expires February 2024 and has a monthly rent of approximately $1,883. We also had a lease on office space in Cranbury, New Jersey which expired in January 2022; we did not renew this lease. We also lease minor amounts of space in shared space facilities on a month-to-month basis as necessary.

Item 3. Legal Proceedings

We have no current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4.1 Information About Our Executive Officers

The following information sets forth the names, ages, and positions of our executive officers as of March 10, 2023.

Name	Age	Positions and Offices Held
William J. Febbo	54	Chief Executive Officer
Stephen L. Silvestro	45	Chief Commercial Officer
Marion Odence-Ford	58	General Counsel and Chief Compliance Officer
Edward Stelmakh	57	Chief Financial Officer and Chief Operations Officer
Todd Inman	67	Chief Technology Officer
Doug Besch	41	Chief Product Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers.

William J. Febbo

Mr. Febbo joined the Company as Chief Executive Officer and as a director in February 2016. Mr. Febbo founded Plexuus, LLC, a payment processing business for medical professionals in September 2015 and remained its Chairman from September 2015 to December 2020. From April 2007 to September 2015, Mr. Febbo served as Chief Operating Officer of Merriman Holdings, Inc., an investment banking firm, where he assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. Mr. Febbo was a co-founder of, and from September 2013 to September 2015 served as Chief Executive Officer of, Digital Capital Network, Inc., a transaction platform for institutional and accredited investors. Mr. Febbo was a co-founder of, and from January 1999 to September 2015 was Chief Executive Officer of, MedPanel, LLC, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries. Since 2017, Mr. Febbo has been a faculty member of the Massachusetts Institute of Technology’s linQ program, which is a collaborative initiative focused on increasing the potential of innovative research to benefit society and the economy. Mr. Febbo currently serves as a director of Modular Medical (NASDAQ: MODD), a development stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump, and as a director of Augmedix, Inc. (NASDAQ: AUGX), a provider of automated medical documentation and data services. In addition, Mr. Febbo has been a board member of the United Nations Association of Greater Boston, a resource for the citizens of Greater Boston on the broad agenda of critical global issues addressed by the UN and its agencies, since 2004.

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

Marion Odence-Ford

Ms. Odence-Ford joined the Company as General Counsel & Chief Compliance Officer in February 2021. From April 2013 to June 2020, Ms. Odence-Ford was Vice President & Deputy General Counsel at Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. From November 2004 to November 2012, Ms. Odence-Ford was Vice President & Associate General Counsel at CRA International, Inc. (dba Charles River Associates) (NASDAQ: CRAI), a global consulting firm that offers economic, financial, and strategic expertise to major law firms, corporations, accounting firms, and governments around the world. From May 2004 to November 2004, Ms. Odence-Ford was a member of the GTC Law Group, LLP, a law firm specializing in the business affairs of companies in the high tech and biotech industries. Prior to joining the GTC Law Group, Ms. Odence-Ford worked on the legal teams of Bank of America Corporation/Fleet Boston Financial Corporation (NYSE: BAC) from November 2002 to May 2004, and Akamai Technologies, Inc. (NASDAQ: AKAM) from October 1999 to November 2002. Ms. Odence-Ford began her legal career in private practice at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC, where she advised public and private companies on corporate matters.

Edward Stelmakh

Mr. Stelmakh joined the Company as Chief Financial Officer and Chief Operating Officer on October 11, 2021. Prior to joining the Company, Mr. Stelmakh served as Senior Vice President, Chief Financial Officer and Chief Operating Officer of Otsuka America Pharmaceuticals Inc. (“Otsuka”), a US division of a Japanese global healthcare enterprise, since April 2020. Previously, he held various positions at Otsuka including Senior Vice President and Chief Financial Officer (December 2017 – March 2020) and Vice President and Chief Financial Officer (December 2015 – November 2017). From March 2010 to December 2015, Mr. Stelmakh worked at Covance, a division of LabCorp, Inc., as Vice President, Finance, Clinical Development and Commercialization Services. Prior thereto, Mr. Stelmakh held a variety of positions of increasing responsibilities at Johnson & Johnson, Sanofi-Aventis, Organon/Schering-Plough and Mylan.

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

Doug Besch

Dr. Besch joined the Company on May 24, 2021 as SVP Product Strategy & Innovation and became the Company’s Chief Product Officer in October 2022. Prior to joining the Company, from January 2018 to May 2021, Dr. Besch was the Vice President over Payor and Market Access Solutions for Clarivate (previously Decision Resources Group (DRG)), a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. Prior to Clarivate, from January 2012 to June 2017, Dr. Besch was a co-founder and the Chief Product Officer for Rx Savings Solution, a company which helps members and payers reduce prescription drug costs through a combination of clinical technology, transparency, member engagement and concierge support. Dr. Besch holds a PharmD and MBA from Creighton University and practiced as a pharmacist for the Walgreens Boots Alliance corporation from 2007 through 2013.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market. At February 28, 2023, there were approximately 350 shareholders of record of our common stock.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/22 - 10/31/22	341,934	$14.83	341,934	$2,416,111
11/1/22 - 11/30/22	166,350	$14.62	166,350	$28
12/1/22 - 12/31/22	—	$—	—	$0

(1)	On May 17, 2022, we announced that our Board of Directors had authorized the repurchase of up to $20 million of our outstanding common stock. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. This stock repurchase authorization expires on the earlier of May 17, 2023, or when the repurchase of $20 million of shares of our common stock has been reached. In accordance with its terms, the stock repurchase plan terminated as of December 1, 2022. Our stock repurchases may take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws.

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

We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues in part through the continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary solutions such as our TelaRep™ virtual communication solution and our AI-powered real-world evidence solution which uses sophisticated proprietary algorithms to derive additional revenue from our existing network. In addition, we have continued to expand our team in preparation for future growth aspirations, which may be supplemented with future acquisitions and other strategic collaborations and investments. Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability using the aforementioned recurring revenue models that have inherently higher margins.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical companies as customers, and our revenues are concentrated in these customers. Loss of one of more of our larger customers could have a negative impact on our operating results. Our top five customers represented 39% of our revenue for the year ended December 31, 2022. In each of 2022 and 2021, we had one customer that each represented more than 10% of our revenues.

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

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including the COVID-19 pandemic, rising inflation and the U.S. Federal Reserve raising interest rates have led to economic uncertainty. In addition, high levels of employee turnover across the pharmaceutical industry as well as fewer number of U.S. drug approvals could create additional certainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

Key Performance Indicators

We monitor the following key performance indicators to help us evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the average in 2022 as compared to 2021 is primarily the result of the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles with the top 20 pharmaceutical manufacturers that were existing customers.

	Twelve Months Ended December 31
	2022	2021
Average revenue per top 20 pharmaceutical manufacturer	$2,143,296	$2,484,557

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in 2022 was due to the Company not supporting programs for a smaller revenue customer from 2021 in 2022.

	Twelve Months Ended December 31
	2022	2021
Percent of top 20 pharmaceutical manufacturers that are customers	90%	95%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2020 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our revenue from customers that aren’t top 20 pharmaceutical manufacturers increased faster than our overall revenue, decreasing the percentage of our overall revenues from top 20 pharmaceutical manufacturers.

	Twelve Months Ended December 31
	2022	2021
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	62%	77%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in 2022 decreased due to the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles.

	Twelve Months Ended December 31
	2022	2021
Net revenue retention	90%	127%

Revenue per average full-time employee. We define revenue per average full-time employee as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee declined year over year due to slower revenue growth and a higher average number of FTEs over the last 12 month period.

	Twelve Months Ended December 31
	2022	2021
Revenue per average full-time employee	$606,312	$729,674

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table sets forth, for the periods indicated, the dollar value and percentage of total return represented by certain items in our consolidated statements of operations:

	Years Ended December 31,
(in thousands, except percentage data)	2022		2021
Total Revenue	$62,450	100.0%	$61,293	100.0%
Cost of Revenues	23,483	37.6%	25,654	41.9%
Gross margin	38,967	62.4%	35,638	58.1%
Operating expenses	51,258	82.1%	35,277	57.6%
Income (loss) from operations	(12,291)	(19.7)%	361	0.6%
Other income	852	1.4%	17	—%
Income (loss) before provision for income taxes	(11,438)	(18.3)%	378	0.6%
Income tax benefit	—	—%	—	—%
Net income (loss)	$(11,438)	(18.3)%	$378	0.6%

*	Balances and percentage of total revenue information may not add due to rounding

Net Revenue

Our net revenue increased 2% to $62.5 million for the year ended December 31, 2022 from $61.3 million for the year ended December 31, 2021. This increase resulted from increases in sales of our access solutions.

Cost of Revenues

Our total cost of revenues, composed primarily of revenue share expense paid to our network partners, decreased in the year ended December 31, 2022 compared to the year ended December 31, 2021. Our cost of revenues as a percentage of revenue decreased to approximately 38% in the year ended December 31, 2022 from approximately 42% in the year ended December 31, 2021. This decrease in our cost of revenues as a percentage of revenue resulted primarily due to favorable solution and channel partner mix and increases in the type of services we provide that are not subject to revenue share.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, increased from 2021 to 2022 as a result of solution mix. In general, during 2022, there was an increase in the percentage of activity flowing through our lower cost channels compared with 2021. Additionally, revenue increases in our access solutions includes a much higher percentage of program design, which carries a higher margin than the delivery of the actual messages. In addition, our gross margin percentage increased to 62% in 2022 from 58% in 2021 for the reasons discussed above in the cost of revenues section.

Operating Expenses

Operating expenses increased to $51.3 million for the year ended December 31, 2022, from $35.3 million for the year ended December 31, 2021, an increase of approximately 45%. The increase in sales, general and administrative expense was $5.8 million. The detail by major category is reflected in the table below.

	Years Ended December 31
	2022	2021

Stock-based compensation	$15,745,822	$5,491,957
Depreciation and amortization	2,022,029	2,086,454
Other sales, general, and administrative expense	33,489,707	27,698,703

Total Operating Expense	$51,257,558	$35,277,114

Within the operating expenses, there were a variety of increases, the largest of which was in stock-based compensation, a non-cash expense, which increased by $10.3 million from $5.5 million in 2021 to $15.7 million in 2022. Stock-based compensation is awarded to all full-time employees upon their start of employment as well as to directors, officers and certain key employees to provide an equity-based incentive to maintain and enhance the performance and profitability of the Company. In the fourth quarter of 2021, we issued a significant market-based grant with a requisite service period of less than 3 years. The expense for the market-based award is amortized over the expected service period. The impact on 2022 expense for such market-based award in 2022 was $6.1 million.

The increase in other sales, general, and administrative expense is due to higher salaries, wages, and benefits and other human resources related costs as a result of the expansion of, and investment in, our team to support additional growth. During 2022, we hired 12 net additional employees.

Net Income (Loss)

We finished the year ended December 31, 2022 with a net loss of $11.4 million, compared to net income of $0.4 million during the year ended December 31, 2021. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin partially offset by increased operating expenses. In addition, the income or loss in both periods included significant noncash items. We had $18.0 million in noncash operating expenses in 2022 compared to $7.6 million in noncash operating expenses in 2021.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. As of December 31, 2022, we had total current assets of $98.6 million, compared with current liabilities of $8.4 million, resulting in working capital of $90.2 million and a current ratio of 12 to 1. This compares with a working capital balance of $105.7 million and a current ratio of 12 to 1 at December 31, 2021. This decrease in working capital, as discussed in more detail below, is primarily the result of the common stock buyback program.

Following is a table with summary data from the consolidated statement of cash flows for the years ended December 31, 2022 and 2021, as presented.

	2022	2021
Net cash provided by operating activities	$10,654,078	726,039
Net cash used in investing activities	(58,176,386)	(485,999)
Net cash (used in) / provided by financing activities	(18,950,777)	73,924,954
Net (decrease) / increase in cash and cash equivalents	$(66,473,085)	$74,164,994

Our operating activities provided $10.7 million in the year ended December 31, 2022, as compared with approximately $0.7 million provided by operating activities in the year ended December 31, 2021. We had a net loss of $11.4 million for 2022, but non-cash expenses of $18.1 million and working capital generated by the collection of receivables offset the loss. The cash provided in 2021 was the result of our net income and non-cash expenses, which together totaled $8.0 million. This was partially offset by the increased working capital, totaling $7.3 million, required to support higher revenues.

We used $58.2 million in investing activities in 2022, compared with $0.5 million in 2021. In addition to the $2.0 million investment in EvinceMed technology, we purchased $55.9 million in Treasury bills in 2022 with maturity dates in 2023. The 2021 amount included $0.4 million of capitalized software development costs related to our proprietary systems and $0.1 million of tangible property, primarily personal computers.

We used $19.0 million in financing activities in the year ended December 31, 2022. We repurchased 1,214,398 shares of common stock for $20.0 million. This was partially offset by the collection of $1.1 million related to the exercise of stock options during the period. The cash provided in 2021 was the result of our underwritten offering in 2021, which generated $70.7 million, as well as from the proceeds of option exercises, which generated $4.9 million. This was partially offset by the payment of contingent consideration related to previous acquisitions of $1.6 million.

We believe that funds generated from operations, together with existing cash and short term investments, will be sufficient to finance our current operations and planned growth for the next twelve months. We do not anticipate the need to raise any additional cash to support operations. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations.

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. See Note 2 to the Consolidated Financial Statements for a discussion of significant accounting policies. Actual results may differ materially from these estimates due to different assumptions or conditions. The following areas all require the use of subjective or complex judgments, estimates and assumptions:

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

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, fifteen years for tradenames, two to four years for covenants not to compete, and three to ten years for software and websites, all using the straight-line method. These assets are evaluated when there is a triggering event. There was no impairment of our intangible assets in either year presented.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-3	Consolidated Balance Sheets as of December 31, 2022 and 2021;
F-4	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;
F-5	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2022;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021;
F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and
F-8	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements and includes the following: (1) determining whether services are considered distinct performance obligations that should be accounted for separately versus together, (2) the pattern and timing of delivery for each distinct performance obligation, and (3) identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures we performed to address this critical audit matter included the following: (1) obtaining an understanding of the design and implementation of controls related to identifying distinct performance obligations, determining the timing of revenue recognition and any estimation of variable consideration, (2) selection of a sample of customer agreements and testing management’s identification and treatment of contract terms, and (3) testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

We have served as the Company’s auditor since 2020.

/s/ UHY LLP

Sterling Heights, Michigan

March 10, 2023

Firm ID: 1195

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$18,208,685	$84,681,770
Short-term investments	55,931,821	—
Accounts receivable, net	22,155,301	24,800,585
Prepaid expenses and other	2,280,828	5,630,655
Total Current Assets	98,576,635	115,113,010
Property and equipment, net	137,448	143,818
Other Assets
Goodwill	22,673,820	14,740,031
Technology assets, net	7,702,895	4,589,126
Patent rights, net	1,940,178	2,155,026
Right of use assets, net	235,320	328,820
Other intangible assets, net	3,379,838	3,902,502
Security deposits and other assets	5,051	12,859
Total Other Assets	35,937,102	25,728,364
TOTAL ASSETS	$134,651,185	$140,985,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$1,549,979	$606,808
Accrued expenses	2,601,246	2,902,836
Revenue share payable	3,990,440	4,378,216
Current portion of lease liabilities	89,902	90,982
Deferred revenue	164,309	1,389,907
Total Current Liabilities	8,395,876	9,368,749
Non-current Liabilities
Lease liabilities, net of current portion	144,532	236,726
Total Liabilities	8,540,408	9,605,475
Commitments and contingencies (See Note 15)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 18,288,571 and 17,860,975 shares issued at December 31, 2022 and 2021, respectively	18,289	17,861
Treasury stock, $0.001 par value, 1,214,398 and none held at December 31, 2022 and 2021, respectively	(1,214)	—
Additional paid-in-capital	172,785,800	166,615,514
Accumulated deficit	(46,692,098)	(35,253,658)
Total Stockholders’ Equity	126,110,777	131,379,717
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,651,185	$140,985,192

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021

Net revenue	$62,450,156	$61,292,598
Cost of revenues	23,483,336	25,654,384
Gross margin	38,966,820	35,638,214

Operating Expenses
Stock-based compensation	15,745,822	5,491,957
Depreciation, amortization, and noncash lease expense	2,022,029	2,086,454
Other general and administrative expenses	33,489,707	27,698,703
Total operating expenses	51,257,558	35,277,114
Income (loss) from operations	(12,290,738)	361,100
Other income
Interest income	852,298	16,979
Income (loss) before provision for income taxes	(11,438,440)	378,079
Income tax benefit	—	—
Net income (loss)	$(11,438,440)	$378,079
Weighted average number of shares outstanding – basic	17,783,992	17,228,019
Weighted average number of shares outstanding – diluted	17,783,992	17,690,489
Income (loss) per share – basic	$(0.64)	$0.02
Income (loss) per share – diluted	$(0.64)	$0.02

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2022

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	17,860,975	$17,861	—	$—	$166,615,514	$(35,253,658)	$131,379,717
Stock-based compensation expense
Options	—	—	—	—	4,956,619	—	4,956,619
Restricted Stock	—	—	—	—	10,789,203	—	10,789,203
Issuance of common stock:
For stock options exercised	156,910	157	—	—	1,205,724	—	1,205,881
For acquisition	240,741	241	—	—	9,374,214	—	9,374,455
For restricted stock units vested, net of cancelled units	29,945	30	—	—	(132,430)	—	(132,400)
Repurchase of common stock	—	—	(1,214,398)	1,214	(20,023,044)	—	(20,021,830)
Net loss for the year	—	—	—	—	—	(11,438,440)	(11,438,440)
Balance, December 31, 2022	18,288,571	$18,289	(1,214,398)	$1,214	$172,785,800	$(46,692,098)	$126,110,777

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	15,223,340	$15,223	$85,590,428	$(35,631,737)	$49,973,914
Stock-based compensation expense
Options	—	—	2,709,781	—	2,709,781
Restricted Stock	—	—	2,532,091	—	2,532,088
Issuance of common stock:
For board compensation	4,730	5	250,080	—	250,085
For stock options exercised	1,105,822	1,106	4,863,125	—	4,864,231
Public offering of common shares, net of offering costs	1,523,750	1,524	70,670,012	—	70,671,536
For restricted stock units vested	3,333	3	(3)	—	3
Net income for the year	—	—	—	378,079	378,079
Balance, December 31, 2021	17,860,975	$17,861	$166,615,514	$(35,253,658)	$131,379,717

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,438,440)	$378,079
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,022,029	1,965,325
Increase in bad debt reserve	363,512	80,000
Stock-based compensation	15,745,822	5,491,957
Changes in:
Accounts receivable	2,281,773	(6,994,880)
Prepaid expenses and other assets	2,650,951	(1,174,044)
Accounts payable	943,171	(11,442)
Revenue share payable	(387,776)	(591,652)
Accrued expenses and other liabilities	(301,592)	482,475
Change in operating lease liabilities	226	(3,891)
Deferred revenue	(1,225,598)	1,104,112
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,654,078	726,039

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(81,005)	(100,322)
EvinceMed acquisition	(2,000,000)	—
Purchase of short-term investments	(55,931,821)	—
Acquisition of intangible assets, including intellectual property rights	(1,830)	(21,511)
Capitalized software development costs	(161,730)	(364,166)
NET CASH USED IN INVESTING ACTIVITIES	(58,176,386)	(485,999)

CASH FLOWS (USED IN ) / PROVIDED BY FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of offering costs	—	70,671,536
Repurchase of common stock	(20,024,258)	—
Proceeds from exercise of stock options, net of cash paid for withholding taxes	1,073,481	4,864,231
Payment of contingent consideration	—	(1,610,813)
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(18,950,777)	73,924,954
NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(66,473,085)	74,164,994
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	84,681,770	10,516,776
CASH AND CASH EQUIVALENTS – END OF PERIOD	$18,208,685	$84,681,770
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Reduction of EvinceMed purchase price for amounts previously paid	$708,334	$—
Shares issued in connection with acquisition	$9,374,455	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation, a Nevada corporation, and its wholly owned subsidiaries: OptimizeRx Corporation, a Michigan corporation, CareSpeak Communications, Inc., a New Jersey corporation, Cyberdiet, a controlled foreign corporation incorporated in Israel, and CareSpeak Communications D.O.O., a Controlled Foreign Corporation incorporated in Croatia. Together, these companies are referred to as “OptimizeRx” and “the Company.” All material intercompany transactions have been eliminated.

Reclassifications

Certain items in the previous year financial statements have been reclassified to match the current year presentation.

Foreign Currency

The Company’s functional currency is the U.S. dollar, however it pays certain expenses related to its two foreign subsidiaries in the local currency, which is the shekel for its subsidiary in Israel and the kuna for its Croatian subsidiary. All transactions are recorded at the exchange rate at the time of payment. If there is a time lag between the time of recording the liability and the time of payment, a gain or loss is recorded in the Consolidated Statement of Operations due to any fluctuations in the exchange rate.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments, consisting of money market accounts, with an initial maturity of three months or less to be cash equivalents.

Investments

We account for marketable securities in accordance with ASC 320, “Investments - Debt Securities”, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The Company’s carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilites approximate their fair values due to their short maturities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Because the Company’s customers are primarily large well-capitalized companies, historically there has been very little bad debt expense. Bad debt expense was $363,512 for the year ended December 31, 2022 and $80,000 for the year ended December 31, 2021. The allowance for doubtful accounts was $352,043 and $241,219 as of December 31, 2022 and 2021, respectively. From time to time, we may record revenue based on our revenue recognition policies described below in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $3,582,735,$2,110,865 and $757,218 at December 31, 2022, 2021 and 2020, respectively.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives of three to five years for office equipment and three years for computer equipment using the straight-line method of depreciation for book purposes. Maintenance and repair charges are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, fifteen years for tradenames, two to four years for covenants not to compete, and three to ten years for software and websites, all using the straight-line method. These assets are evaluated when there is a triggering event. There was no impairment of our intangible assets in either year presented.

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

As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance, either by the Company directly delivering reports or by providing access to its online reporting portal that the client can utilize. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

Consistent with ASC Topic 606, we have disaggregated our revenue by timing of revenue recognition. The majority of our revenue is recognized over time as solutions are provided. A small portion of our revenue related to program development, solution architect design, and other solutions is recognized at a point in time upon delivery to customers. A break down is set forth in the table below.

	2022	2021
Revenue recognized over time	$55,437,418	$57,077,743
Revenue recognized at a point in time	7,012,738	4,214,855
Total Revenue	$62,450,156	$61,292,598

Revenue Recognition (Continued)

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

Cost of Revenues

The primary cost of revenue is revenue share expense. Cost of revenues does not include depreciation and amortization which is listed separately on the statements of operations. Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue share to compensate the partner, or others, for their promotion of the campaign. Revenue shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns.

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

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2022 and 2021 the Company had $15,669,837 and $83,312,524, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America.

Research and Development

The Company expenses research and development expenses as incurred. There was no research and development expense for the years ended December 31, 2022 and 2021.

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

	2022	2021
Expected dividend yield	0%	0%
Risk free interest rate	0.82% - 4.38%	0.19% - 0.67%
Expected option term	3.5 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	68% - 71%	67% - 70%
Weighted average grant date fair value	$12.82	$26.36

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

Loss Per Common and Common Equivalent Share

The computation of basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain awards that were excluded from the diluted loss per common share calculation in 2022 was 93,626 related to options, and 170,859 related to restricted stock units, for a total of 264,485 because they are anti-dilutive, as a result of a net loss for the year ended December 31, 2022.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2022 and 2021 consisted of the following:

	Year ended December 31, 2022
	Net (Loss)	Shares	Per Share Amount
Basic EPS	$(11,438,440)	17,783,992	$(0.64)
Effect of dilutive securities	—	—	—
Diluted EPS	$(11,438,440)	17,783,992	$(0.64)

	Year ended December 31, 2021
	Net Income	Shares	Per Share Amount
Basic EPS	$378,079	17,228,019	$0.02
Effect of dilutive securities		462,470	—
Diluted EPS	$378,079	17,690,489	$0.02

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
DECEMBER 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The consideration was comprised of $2.0 million in cash, the issuance of 240,741 shares of common stock valued at $9,374,455, and $708,334 of amounts previously paid. The total purchase price was $12,082,789. Of the 240,741 shares of common stock, 185,185 were issued at closing and 55,556 were issued but held back to secure potential adjustments to the purchase price that may result from the indemnification obligations of EvinceMed and the EvinceMed shareholder indemnitors. The holdback amount will be released twelve months from the closing, subject to any adjustments for the payment by EvinceMed and the shareholder indemnitors for its and their indemnification obligations. The purchase price was allocated to acquired technology totaling $4,149,000 with an estimated useful life of 8 years and the remaining $7,933,789 was allocated to goodwill. Goodwill represents the processes and synergies expected by integrating those processes with our own. The full amount of goodwill will be deductible for tax purposes using a 15 year life. The increase in goodwill for the period is fully accounted for by this acquisition. We determined pro forma data was immaterial for financial reporting purposes. The initial accounting is provisional and subject to change based on the completion of formal valuations.

Acquisition costs of approximately $19,739 were expensed as incurred.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 4 – INVESTMENT SECURITIES

At December 31, 2022 the Company held $55.9 million in U.S. government and agency securities. All securities have maturity dates of less than one year. The Company reports them at amortized cost. The amortized cost approximates fair value at December 31, 2022 due to the short nature of the securities.

There were no securities held at December 31, 2021.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Revenue share and exclusivity payments	$1,025,000	$4,516,668
Software	408,063	181,044
Insurance	221,580	156,327
Data	152,533	168,462
Other	473,652	608,154
Total prepaid expenses	$2,280,828	$5,630,655

NOTE 6 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Computer equipment	$230,467	$267,917
Furniture and fixtures	38,500	200,250
	268,967	468,167
Less accumulated depreciation	131,519	324,349
Property and equipment, net	$137,448	$143,818

Depreciation expense was $85,725 and $105,360 for the years ended December 31, 2022 and 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS

Goodwill

Our goodwill is related to the acquisitions of EvinceMed in 2022, RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018. Goodwill is not amortizable for financial statement purposes.

Changes in the carrying amount of goodwill on the consolidated balance sheet consist of the following:

Balance at January 1, 2021	$14,740,031
Acquisitions	-
Impairments	-
Balance January 1, 2022	$14,740,031
Revenue recognized	7,933,789
Amount collected	-
Balance December 31, 2022	$22,673,820

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

Intangible Assets

Intangible assets included on the consolidated balance sheets consist of the following:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,364,729	$1,424,551	$1,940,178	8.5
Technology assets	12,859,660	5,156,765	7,702,895	5.1
Other intangible assets
Tradename	3,586,000	776,966	2,809,034	11.7
Non-compete agreements	1,093,000	1,093,000	—	0
Customer relationships	923,000	352,196	570,804	7.4
Total other	5,602,000	2,222,162	3,379,838
Total intangible assets	$21,826,389	$8,803,478	$13,022,911

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,362,898	$1,207,872	$2,155,026	9.6
Technology assets	8,548,930	3,959,804	4,589,126	4.9
Other intangible assets
Tradename	3,586,000	537,900	3,048,100	12.7
Non-compete agreements	1,093,000	899,635	193,365	0.6
Customer relationships	923,000	261,963	661,037	8.4
Total other	5,602,000	1,699,498	3,902,502
Total intangible assets	$17,513,828	$6,867,174	$10,646,654

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 years
Technology assets	3 – 10 years

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

The Company recorded amortization expense of $1,936,304 and $1,859,965 in the years ended December 31, 2022 and 2021, respectively. Expected future amortization expense of the intangibles assets as of December 31, 2022 is as follows:

Year ended December 31,
2023	$1,769,212
2024	1,769,212
2025	1,682,054
2026	1,566,184
2027	1,483,765
Thereafter	4,752,484
Total	$13,022,911

NOTE 8 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $164,309 and $1,389,907 as of December 31, 2022 and 2021, respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity in the deferred revenue account for the year ended December 31, 2022.

Balance January 1, 2022	$1,389,907
Revenue recognized	(36,346,653)
Amount collected	35,121,055
Balance December 31, 2022	$164,309

Following is a summary of activity in the deferred revenue account for the year ended December 31, 2021.

Balance January 1, 2021	$285,795
Revenue recognized	(18,006,973)
Amount collected	19,111,085
Balance December 31, 2021	$1,389,907

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO in exchange for a total payment in shares of common stock and options valued at $930,000 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2022.

Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers we generate revenue from, such as agencies or resellers. During the years ended December 31, 2022 and 2021, respectively, we have recognized $401,972 and $218,333 in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of December 31, 2022. No shares were issued or outstanding in either 2021 or 2022.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of December 31, 2022. There were 17,074,173 and 17,860,975 shares of common stock outstanding, net of shares held in treasury, at December 31, 2022 and 2021, respectively.

We issued 156,910 shares of common stock and received proceeds of $1,205,881 in 2022 in connection with the exercise of options. We also issued 1,105,822 shares of common stock and received proceeds of $4,864,231 in 2021 in connection with the exercise of options.

We issued 29,945 shares of common stock in 2022 and 3,333 shares of common in stock in 2021 in connection with the vesting of restricted stock units and discussed in greater detail in Note 11, Stock Based Compensation.

The Company had a Director Compensation plan covering its independent non-employee Directors that was in effect through June 30, 2021. A total of 4,730 were granted and issued in the year ended December 31, 2021 in connection with this compensation plan. These shares were valued at $250,085. The plan was changed to grant restricted stock units under the Company’s 2021 Equity Incentive Plan and those grants are discussed in Note 10, Stock Based Compensation.

During the year ended December 31, 2021, in an underwritten primary offering, we issued 1,523,750 shares of our common stock for gross proceeds of $75,425,625. In connection with this transaction, we incurred equity issuance costs of $4,754,089 related to payments to the underwriter, advisors and legal fees associated with the transaction, resulting in net proceeds to the Company of $70,671,536.

During the year ended December 31, 2022, the Board authorized a share repurchase program, under which the Company may repurchase up to $20.0 million of its outstanding common stock. Through December 31, 2022, we repurchased 1,214,398 shares of our common stock for a total of $20,024,258, including commissions paid on repurchases. These shares were recorded as Treasury Shares using the par value method.

NOTE 11 – STOCK BASED COMPENSATION

The Company sponsors two stock-based incentive compensation plans.

The first plan is known as the 2013 Incentive Plan (the “2013 Plan”) and was established by the Board of Directors of the Company in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended plan was approved by shareholders. A total of 410,701 shares of common stock underlying options and 128,590 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2022. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. At December 31, 2022, there were no shares available for grant under the 2013 Plan.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

In 2021, the Company adopted a new plan known as the 2021 Equity Incentive Plan (“2021 Plan”). The plan was established by the Board of Directors and approved by shareholders in August 2021. A total of 2,500,000 shares are authorized for issuance under the 2021 Plan. A total of 896,169 shares of common stock underlying options and 660,484 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2022. At December 31, 2022, 921,946 shares were available for grant under the 2021 Plan.

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

Stock Options

The compensation cost that has been charged against income related to options for the years ended December 31, 2022 and 2021, was $4,956,619 and $2,709,781, respectively. No income tax benefit was recognized in the consolidated statements of income and no compensation was capitalized in any of the years presented. During the year ended December 31, 2022, we granted certain performance based options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period. The fair value of these instruments was calculated using the Black-Scholes option pricing model.

In the year ended December 31, 2021, certain participants utilized a net withhold exercise method in which options were surrendered to cover payroll withholding tax. Of the cumulative net options exercised by participants were 31,243 options, valued at $100,290, were surrendered and subsequently cancelled.

The Company had the following option activity during the year ended December 31, 2022 and 2021:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at January 1, 2021	1,545,518	$7.31
Granted	424,588	$54.34
Exercised	(1,105,822)	$7.33
Withheld and cancelled	(31,243)	3.21
Expired or forfeited	(49,494)	$24.57
Outstanding at December 31, 2021	783,547	$34.17	3.4	$23,368,961
Granted	862,938	$25.43
Exercised	(156,910)	$7.69
Expired or forfeited	(182,705)	$37.13
Outstanding, December 31, 2022	1,306,870	$31.14	2.7	$1,537,752
Exercisable, December 31, 2022	250,684	$33.82	2.6	$538,652

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The table below reflects information for the total options outstanding at December 31, 2022

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.20 to $10.00	30,335	1.5	$6.40
$10.00 to $20.00	568,358	2.6	$14.66
$20.00 to $40.00	322,916	2.6	$33.79
$40.00 to $60.00	284,231	2.8	$47.99
$60.00 to $96.70	101,030	3.7	$75.43
Total	1,306,870	2.7	$31.14

The table below reflects information for the vested options outstanding at December 31, 2022.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.20 to $10.00	24,168	1.3	$6.22
$10.00 to $20.00	69,868	1.7	$12.84
$20.00 to $40.00	69,170	2.9	$30.77
$40.00 to $60.00	54,667	3.3	$51.54
$60.00 to$96.70	32,811	3.7	$75.74
Total	250,684	2.6	$33.82

A summary of the status of the Company’s nonvested options as of December 31, 2022, and changes during the year ended December 31, 2022, is presented below.

Nonvested Options	Options	Weighted average exercise price
Nonvested at January 1, 2022	586,276	$42.01
Granted	862,938	$25.43
Vested	(223,323)	$35.04
Forfeited	(169,705)	$37.83
Nonvested at December 31, 2022	1,056,186	$30.51

There is $12,528,706 of expense remaining to be recognized over a period of approximately 2.1 years related to options outstanding at December 31, 2022.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Units

The Company had the following restricted stock unit (“RSU”) activity during the years ended December 31, 2022 and 2021:

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2021	100,000	$11.51
Granted	303,556	$66.30
Forfeited	(485)	$61.82
Shares issued	(3,333)	$21.20
Outstanding at December 31, 2021	399,738	$52.99	3.3
Granted	467,043	$25.69
Forfeited	(39,346)	$44.06
Vested and issued	(29,945)	$59.41
Withheld and cancelled	(8,416)	$68.69
Outstanding at December 31, 2022	789,074	$36.95	2.0

The Company granted restricted stock units of 467,043 and 303,556 units in 2022 and 2021, respectively, and valued at $11,996,111 and $20,125,861, respectively. These restricted stock units vest over a period of 1 year to 5 years. The Company recognized expense of $10,789,203 and $2,532,091 in 2022 and 2021, respectively, related to these restricted stock units. A total of $17,862,951 remains to be recognized at December 31, 2022 over a period of 2.0 years.

In the year ended December 31, 2022, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding tax. Of the cumulative net options exercised by participants were 31,243 options, valued at $100,290, were surrendered and subsequently cancelled.

Performance Stock Units

Of the restricted stock units issued in 2021, 182,938 are market-based awards that vest if the Company’s stock price hits certain price targets and maintains that price for 30 days. A total of 60,191, 60,191, and 62,016 units vest if the stock price hits $98.87, $131.82, and $164.78, respectively. As described in Note 2, these market-based restricted stock units were valued using a Monte Carlo simulation model, with expected vesting in 1.60, 2.25, and 2.71 years, respectively, for the three price targets. During the year ended December 31, 2022, we granted certain performance based stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period.

Non-employee Directors’ Compensation

Our previous director’s compensation plan called for the issuance of fully-vested shares of common stock each quarter to each independent director. In 2021, we issued 4,730 shares valued at $250,085 that immediately vested. Subsequent to these grants, we adopted a new directors compensation program that calls for the grant of restricted stock units with a one year vesting period. We granted 3,715 restricted stock units valued at $250,175 in the second half of 2021 under the new plan. These restricted stock units vested in 2022. There were 26,470 restricted stock units, valued at $750,130, granted to the board of directors in 2022 that will vest in 2023, 12 months from the grant dates.

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

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 12 – LEASES (CONTINUED)

We had operating leases with terms greater than 12 months for office space in three multitenant facilities, which are recorded as assets and liabilities. The lease on our headquarters space in Rochester, Michigan expires November 30, 2023, with a renewal option through 2025, with monthly rent payable at rates ranging from $6,384 to $6,688. We have assumed renewal of the lease. We also had a lease on office space in Cranbury, New Jersey, which expired in January 2022 with a monthly payment of $3,158, as well as a lease of approximately $1,883 per month in Zagreb, Croatia expiring in 2024.

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

For the years ended December 31, 2022 and 2021, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	2022	2021

Operating lease cost	$100,771	$132,305
Short-term lease cost (1)	75,784	52,375
Total lease cost	$176,555	$184,680

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of December 31, 2022:

For the year ending December 31,
2023	$98,247
2024	80,215
2025	70,224
Total	248,686
Less: present value discount	14,252
Total lease liabilities	$234,434

The weighted average remaining lease term for operating leases is 2.7 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $89,111. For the year ended December 31, 2022, payments on lease obligations were $101,405 and amortization on the right of use assets was $101,433. For the year ended December 31, 2021, payments on lease obligations were $142,284 and amortization on the right of use assets was $121,129.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2022 or 2021. No other customers accounted for more than 10% of revenue in either year presented.

	2022		2021
	$	%	$	%
Customer A	6,817,682	10.9	5,206,305	8.5
Customer B	3,876,580	6.2	14,268,819	23.0

Our accounts receivable included two entities, including one agency that represented multiple customers, that individually made up more than 10% of our accounts receivable at December 31, 2022 in the percentages of 13.3% and 10.8%. As of December 31, 2021, our accounts receivable included two agencies that represented multiple customers that individually made up more than 10% of our accounts receivable in the percentages of 33.5% and 12.2%.

The Company generates its revenues through its EHR and ePrescribe partners. There were three key partners and/or vendors through which 10% or greater of its revenue was generated in either 2022 or 2021 as set forth below. The amounts in the table below reflect the amount of revenue generated through those partners.

	2022		2021
	$	%	$	%
Partner A	19,882,511	31.8	33,041,503	53.9
Partner B	12,494,227	20.0	2,761,893	4.5
Partner C	6,578,661	10.5	9,554,266	15.6

NOTE 14 – INCOME TAXES

As of December 31, 2022, the Company had net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $21.5 million, consisting of pre-2018 losses in the amount of approximately $8.2 million that expire from 2022 through 2037, and post-2017 losses in the amount of approximately $13.3 million that will never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2008 as a Nevada Corporation. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 14 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Federal income tax benefit (expense) attributable to:
Current operations	$2,402,000	$(79,000)
State tax effect, net of federal benefit	545,000	979,000
Option exercise benefits (expenses), net of Section 162M limitations	(268,000)	2,171,000
Other adjustments	221,000	(30,000)
NOLs expiring	—	(26,000)
Valuation allowance	(2,900,000)	(3,006,000)
Net provision for federal income tax	$—	$—

	2022	2021

Current tax benefit (expense) - Federal	$—	$—
Deferred tax benefit (expense) - Federal	—	—
Adjustment of valuation allowance from business combination	—	—
Total tax benefit (expense) on income	$—	$—

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 14 – INCOME TAXES (CONTINUED)

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2022 and 2021:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$5,545,000	$6,887,000
Stock compensation	3,953,000	809,000
Operating lease liability	63,000	88,000
Section 174 Capitalized Expenses	789,000	—
Fixed Assets	126,000	13,000
Other	16,000	85,000
Deferred tax asset	$10, 492,000	$7,882,000

Deferred tax liabilities attributable to:
Intangibles	$(2,102,000)	$(2,490,000)
Operating lease right of use assets	(63,000)	(88,000)
Goodwill	(106,000)	—
Other	(59,000)	(42,000)
Deferred tax liability	(2,330,000)	(2,620,000)
Net deferred tax asset	$8,162,000	$5,262,000
Valuation allowance	(8,162,000)	(5,262,000)
Net deferred tax asset, net of valuation allowance	$—	$—

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

The tax years 2019 to 2022 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2021 or December 31, 2022, and none are expected in the next 12 months. The Company’s foreign subsidiaries are cost centers that are primarily reimbursed for expenses, as a result they generate an immaterial amount of income or loss. Pretax book income (loss) is all from domestic operations. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382, which limits the Company’s ability to utilize carry-forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry-forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses. The Company had an ownership change as described in IRC Section 382 on March 18, 2014. The Company NOL’s generated up until March 18, 2014 have been fully released.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

The Company is not involved in any legal proceedings.

Revenue-share contracts

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons distributed and banners delivered through their networks. These contracts grant audit rights related to the payments to our partners, and, in some cases would require us to pay for the audit if the audit determined there was an underpayment and the underpayment meets certain thresholds, such as 10%. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of December 31, 2022, the Company had commitments for future minimum payments of $16.4 million that will be reflected in cost of revenues during the years from 2023 through 2025. Minimum payments are due in 2023, 2024 and 2025, in the amounts of $6.2 million, $5.2 million and $5.0 million, respectively.

NOTE 16 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $489,780 and $343,221 recorded in 2022 and 2021, respectively, for the Company’s contributions to the plan.

NOTE 17 – SUBSEQUENT EVENTS

None.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level.

To address the material weakness referenced above, the Company performed additional analysis and performed other procedures in order to prepare the audited consolidated financial statements in accordance with generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management identified the following material weakness existed as of December 31, 2022: inadequate controls to ensure that data received from third-party service organizations is complete and accurate. As a result, based on the COSO criteria, the Company’s management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Plan for Remediation of Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to implement the following remediation steps:

a.	The Company will require each third-party service organization to provide a SOC-1, Type 2 report to us.
b.	If a SOC-1, Type 2 report is not available, the Company will evaluate each third-party’s relevant system(s) and reporting directly through inquiry and substantive testing of such third-party’s control environment.

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

Changes in Internal Controls Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amended and Restated Bylaws

In connection with new universal proxy card rules adopted by the US Securities and Exchange Commission (“SEC”), the Board of Directors (the “Board”) of the Company approved third amended and restated bylaws of the Company (the “Amended and Restated Bylaws”), effective as of March 7, 2023. Among other things, the Amended and Restated Bylaws require that any shareholder soliciting proxies in support of a nominee other than the Board’s nominees must comply with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements. Further, any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white, with the white proxy card being reserved for the exclusive use by the Board. This description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Executive Severance Plan

On March 8, 2023, the Compensation Committee adopted the OptimizeRx Corporation Executive Severance Plan (the “Severance Plan”) to provide severance benefits to certain eligible employees of the Company. Each of the Company’s named executive officers, other than Mr. Febbo, identified in the Company’s proxy statement filed in connection with its 2022 annual meeting of shareholders (collectively, the “Named Executive Officers”) has been designated a participant in the Severance Plan.

The Severance Plan provides that if a Named Executive Officer is terminated without cause or resigns for Good Reason, he/she will be paid (i) an amount equal to 1.0 times his/her base salary, paid in installments over 12 months, (ii) an amount equal to his/her target annual bonus in effect at the time of termination, paid in a lump sum, and (iii) payment by the Company of COBRA premiums for the Named Executive Officer and his/her spouse and eligible dependents for up to 12 months following termination (the payments in (i), (ii) and (iii) collectively referred to as “Severance Benefits”). In addition, if a Named Executive Officer is terminated without cause or resigns for Good Reason three months prior to or 24 months following a Change in Control, in addition to the Severance Benefits, such Named Executive Officer will be paid a lump sum payment equal to 2.0 times his/her then current base salary. The Severance Plan also provides that if a Named Executive Officer is terminated due to death or Disability, such Named Executive Officer (or his/her estate) will be paid an amount equal to his/her target annual bonus in effect at the time of termination, paid in a lump sum. Terms not otherwise defined herein have the meanings assigned to them in Severance Plan.

Unless otherwise stated in a participant’s individual employment agreement, if any payments or benefits under the Severance Plan would be considered “parachute payments” under Section 280G of the Code, and would be subject to the excise tax imposed by Section 4999 of the Code, then such payments will either be (i) reduced so than no portion of the payments is subject to the excise tax or (ii) delivered in full, whichever of the foregoing results in the participant receiving a greater amount on a net after-tax basis, taking into account all federal, state and local taxes and the excise tax imposed by Section 4999 of the Code.

The foregoing description of the Severance Plan is not complete and is qualified in its entirety by reference to the complete text of the Severance Plan, a copy of which is filed as Exhibit 10.18 to this Form 10-K and is incorporated herein by reference.

Amendment to Will Febbo’s Employment Agreement

On March 8, 2023, the Company entered into a Fourth Addendum (the “Fourth Addendum”) to the employment offer letter dated February 25, 2019, as amended, with William J. Febbo (the “Employment Agreement”) which updates and amends the Employment Agreement to, among other things, provide that if three months prior to, or 24 months following, a Change in Control, Mr. Febbo is terminated without Cause or resigns for Good Reason, in addition to other amounts payable to Mr. Febbo pursuant to the Employment Agreement, Mr. Febbo will be paid a lump sum payment equal to 4.0 times his then current base salary. Terms not otherwise defined herein have the meanings assigned to them in the Fourth Addendum.

The above summary of Mr. Febbo’s Fourth Addendum is not complete and is qualified in its entirety by reference to the complete text of the Fourth Addendum, a copy of which is filed as Exhibit 10.19 to this Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information provided in PART I, Item 4.1, “Information About Our Executive Officers” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal No. 1 Election of Directors, “Committees of the Board of Directors” and “Information Regarding Security Holders – Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation” and “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Security Holders.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Equity Compensation Plan – Options	410,701	33.57	0
2013 Equity Compensation Plan – Restricted Stock Units	128,590	N/A	0
2021 Equity Incentive Plan – Options	896,169	30.03	0
2021 Equity Incentive Plan – Restricted Stock Units	660,484	N/A	921,946
Equity compensation plans not approved by security holders	0	N/A	0
Total	2,095,944		921,946

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services

The required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Independent Registered Public Accountant Fee Information” and “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

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

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.

3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

3.3**	Third Amended and Restated Bylaws of the Company.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.1†	Fourth Amended and Restated 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020.

10.2†	OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.3†	Form of Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.4†	Form of Performance Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.5†	Form of Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.6†	Form of Performance Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2021

10.7†	Amended Employment Agreement by and between the Company and William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2019.

10.8†	Amendment to the Employment Agreement with William Febbo. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.9 †	Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.10*†	Third Addendum to the Employment Agreement with William J. Febbo,. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021.

10.11†	Employment Agreement by and between the Company and Stephen Silvestro. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.

10.12†	Amendment to the Employment Agreement with Stephen Silvestro. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.13†	Amendment to Employment Agreement by and between the Company and Stephen Silvestro dated February 28, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022.

10.14†	Employment Agreement with Marion Odence-Ford. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021.

10.15†	Amendment to Employment Agreement by and between the Company and Marion Odence-Ford dated February 28, 2022. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2022.

10.16*†	Offer Letter by and between the Company and Edward Stelmakh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021.

10.17†	OptimizeRx Corporation 2022 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022.

10.18**	OptimizeRx Corporation Executive Severance Plan

10.19**	Fourth Addendum to the Employment Agreement with William J. Febbo

14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.

21.1**	List of Subsidiaries

23.1**	Consent of UHY LLP

31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

*	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

**	Provided herewith.

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

Signature	Title	Date

/s/ William J. Febbo	Chief Executive Officer and Director (principal executive officer)	March 10, 2023
William J. Febbo

/s/ Edward Stelmakh	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)	March 10, 2023
Edward Stelmakh

/s/ Gus D. Halas	Chairman	March 10, 2023
Gus D. Halas

/s/ James Lang	Director	March 10, 2023
James Lang

/s/ Patrick Spangler	Director	March 10, 2023
Patrick Spangler

/s/ Lynn Vos	Director	March 10, 2023
Lynn Vos

/s/ Greg Wasson	Director	March 10, 2023
Greg Wasson