Form 10-Q
period 2023-03-31
OptimizeRx Corp
filed 2023-05-12
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,127,708 common shares as of May 6, 2023.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (unaudited);
3	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022 (unaudited);
5	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited);
6	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$16,443,666	$18,208,685
Short-term investments	57,258,234	55,931,821
Accounts receivable, net	18,164,687	22,155,301
Prepaid expenses and other	4,014,853	2,280,828
Total current assets	95,881,440	98,576,635
Property and equipment, net	143,924	137,448
Other assets
Goodwill	22,673,820	22,673,820
Technology assets, net	7,591,461	7,702,895
Patent rights, net	1,886,008	1,940,178
Right of use assets, net	213,324	235,320
Other intangible assets, net	3,302,563	3,384,889
Total other assets	35,667,176	35,937,102
TOTAL ASSETS	$131,692,540	$134,651,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$1,288,854	$1,549,979
Accrued expenses	2,124,777	2,601,246
Revenue share payable	3,367,483	3,990,440
Current portion of lease liabilities	89,287	89,902
Deferred revenue	735,140	164,309
Total current liabilities	7,605,541	8,395,876
Non-current liabilities
Lease liabilities, net of current portion	123,227	144,532
Total liabilities	7,728,768	8,540,408
Commitments and contingencies (See note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 18,331,511 and 18,288,571 shares issued at March 31, 2023 and December 31, 2022, respectively	18,332	18,289
Treasury stock, $0.001 par value, 1,214,398 shares held at March 31, 2023 and December 31, 2022	(1,214)	(1,214)
Additional paid-in-capital	177,036,466	172,785,800
Accumulated deficit	(53,089,812)	(46,692,098)
Total stockholders’ equity	123,963,772	126,110,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,692,540	$134,651,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Net revenue	$13,002,910	$13,731,530
Cost of revenues, exclusive of depreciation and amortization presented separately below	5,569,621	5,629,858
Gross profit	7,433,289	8,101,672

Operating expenses
General and administrative expenses	14,032,542	11,391,233
Depreciation, amortization and noncash lease expense	463,933	471,540
Total operating expenses	14,496,475	11,862,773
Loss from operations	(7,063,186)	(3,761,101)
Other income
Interest income	665,472	3
Loss before provision for income taxes	(6,397,714)	(3,761,098)
Income tax benefit	—	—
Net loss	$(6,397,714)	$(3,761,098)
Weighted average number of shares outstanding – basic	17,094,676	17,878,068
Weighted average number of shares outstanding – diluted	17,094,676	17,878,068
Loss per share – basic	$(0.37)	$(0.21)
Loss per share – diluted	$(0.37)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	18,288,571	$18,289	(1,214,398)	$(1,214)	$172,785,800	$(46,692,098)	$126,110,777

Stock based compensation expense
Options	—	—	—	—	1,466,694	—	1,466,694
Restricted stock	—	—	—	—	2,913,809	—	2,913,809
Issuance of common stock
For options exercised	9,668	10	—	—	40,596	—	40,606
For restricted stock units vested	33,272	33	—	—	(170,433)	—	(170,400)
Net loss	—	—	—	—	—	(6,397,714)	(6,397,714)

Balance March 31, 2023	18,331,511	$18,332	(1,214,398)	$(1,214)	$177,036,466	$(53,089,812)	$123,963,772

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	17,860,975	$17,861	—	$—	$166,615,514	$(35,253,658)	$131,379,717

Stock based compensation expense
Options	—	—	—	—	905,744	—	905,744
Restricted stock	—	—	—	—	2,268,354	—	2,268,354
Issuance of common stock
For options exercised	28,006	28	—	—	258,100	—	258,128
For restricted stock units vested	13,627	14	—	—	(14)	—	—
Net loss	—	—	—	—	—	(3,761,098)	(3,761,098)

Balance March 31, 2022	17,902,608	$17,903	—	$—	$170,047,698	$(39,014,756)	$131,050,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,397,714)	$(3,761,098)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	463,933	471,540
Stock-based compensation	4,380,503	3,174,098
Increase in bad debt reserve	128,178	21,000
Changes in:
Accounts receivable	3,862,436	5,643,761
Prepaid expenses and other assets	(1,734,024)	1,021,166
Accounts payable	(261,125)	(6,079)
Revenue share payable	(622,956)	(1,202,497)
Accrued expenses and other liabilities	(476,392)	(1,184,784)
Deferred revenue	570,831	(96,863)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(86,330)	4,080,244

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(28,580)	(14,480)
Purchases of held-to-maturity investments	(56,926,611)	—
Redemptions of held-to-maturity investments	55,600,198	—
Acquisition of intangible assets, including intellectual property rights	—	(51,271)
Capitalized software development costs	(193,901)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,548,894)	(65,751)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(170,400)	—
Proceeds from exercise of stock options	40,606	258,128
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(129,794)	258,128
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,765,018)	4,272,621
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,208,685	84,681,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,443,667	$88,954,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

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

The condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2023, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated condensed balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 10, 2023.

The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NEW ACCOUNTING STANDARDS

ASU Topic 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard was effective for the Company’s fiscal year beginning January 1, 2023. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. We account for marketable securities in accordance with ASC 320, “Investments - Debt Securities”, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At March 31, 2023 and December 31, 2022, we have recorded $57.3 million and $55.9 million, respectively, of held-to-maturity United States’ Treasury Bills at amortized cost basis. Our held-to-maturity United States’ Treasury Bills have maturity dates between April 2023 and June 2023.

NOTE 4 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $2,992,909 and $3,582,735 at March 31, 2023, and December 31, 2022, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

NOTE 4 – REVENUES (CONTINUED)

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $735,140 and $164,309 as of March 31, 2023 and December 31, 2022, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity for the deferred revenue account for the quarter ended March 31.

Balance January 1, 2023	$164,309
Revenue recognized	(8,778,893)
Amount collected	9,349,724
Balance March 31, 2023	$735,140

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

	Three Months Ended March 31,
	2023	2022
Revenue recognized over time	$12,423,100	$12,902,664
Revenue recognized at a point in time	579,810	828,867
Total Revenue	$13,002,910	$13,731,530

NOTE 5 – LEASES

We have operating leases for office space in two multitenant facilities in Rochester, Michigan and Zagreb, Croatia. We also had a lease on office space in Cranbury, New Jersey, which expired in January 2022. For leases that contain renewal options, we have only assumed renewal for the headquarters lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short term lease costs include month to month leases and occasional rent for transient meeting and office spaces in shared office space facilities.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

NOTE 5 – LEASES (CONTINUED)

For the three months ended March 31, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Operating lease cost	$24,696	$28,023
Short-term lease cost	8,063	8,092
Total lease cost	$32,759	$36,115

The table below presents the future minimum lease payments to be made under operating leases as of March 31, 2023:

As of March 31, 2023

2023	73,860
2024	80,253
2025	70,224
Total	224,337
Less: discount	11,823
Total lease liabilities	$212,514

The weighted average remaining lease term at March 31, 2023 for operating leases is 2.5 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $22,185 and $24,493 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, payments on lease obligations were $24,620 and $27,898, respectively, and amortization on the right of use assets was $24,696 and $28,023, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of March 31, 2023. No shares were issued or outstanding in either 2023 or 2022.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of March 31, 2023. There were 17,117,113 and 17,074,173 shares of common stock outstanding, net of shares held in treasury, at March 31, 2023 and December 31, 2022, respectively.

The Company issued 9,668 shares of common stock and received proceeds of $40,606 in the three months ended March 31, 2023 in connection with the exercise of options under our 2013 Incentive Plan. During the quarter ended March 31, 2022, we issued 28,006 shares of common stock and received proceeds of $258,128 under the same Plan.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

The Company issued 33,272 and 13,627 shares of common stock in the three months ended March 31, 2023 and 2022, respectively in connection with the vesting of restricted stock units under our 2013 Incentive Plan and 2021 Equity Incentive Plan. In the three months ended March 31, 2023, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding tax. Of the shares issued to participants during the three months ended March 31, 2023, 9,502 shares, valued at $170,400, were surrendered and subsequently cancelled.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company may repurchase up to $15 million of its outstanding common stock. During the quarter ended March 31, 2023, there were no shares of our common stock repurchased under this program.

During 2022, the Board authorized a share repurchase program, under which the Company could repurchase up to $20.0 million of its outstanding common stock. During 2022, the Company repurchased 1,214,398 shares of our common stock for a total of $20,021,830, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method.

NOTE 7 – STOCK BASED COMPENSATION

Stock Options

The compensation expense related to options for the three months ended March 31, 2023 and 2022, was $1,466,694 and $905,744, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $11,021,446 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.91 years. The total intrinsic value of outstanding options at March 31, 2023 was $392,669.

During 2022, the Company granted certain performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period.

Restricted Stock Units

The Company recorded of $2,913,809 and $2,268,354 in compensation expense related to restricted stock units for the three months ended March 31, 2023 and 2022, respectively. A total of $14,830,343 remains to be recognized at March 31, 2023 over a weighted average period of 1.9 years.

Of the $2,913,809 and $2,268,354 in compensation expense, $1,503,359 for each period related to market-based equity grants. These market-based restricted stock units were valued using a Monte Carlo simulation There is $3,596,738 remaining to expense over a weighted average period of 0.95 years.

During 2022, the Company granted certain performance based stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these units recorded during the period.

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. There was $184,620 and $62,889 included in the compensation expense discussed above related to director’s compensation for the periods ending March 31, 2023 and 2022, respectively.

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023

NOTE 8 – EARNINGS (LOSS) PER SHARE (CONTINUED)

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(6,397,714)	$(3,761,098)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	17,094,676	17,878,068
Effect of dilutive stock options, warrants, and stock grants	—	—
Diluted	17,094,676	17,878,068

Net loss per share
Basic	$(0.37)	$(0.21)
Diluted	$(0.37)	$(0.21)

No calculation of diluted earnings per share is included for the three months ended March 31, 2023 or 2022 as the effect of the calculation would be anti-dilutive. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation for the three months ended March 31,2023 was 34,055 related to options, and 59,749 related to restricted stock units, for a total of 93,804 shares. The number of common shares potentially issuable upon the exercise of certain options that were excluded from the diluted loss per common share calculation for the three months ended March 31,2022 was 221,251 related to options, and 77,446 related to restricted stock units, for a total of 298,697 shares.

NOTE 9 – CONTINGENCIES

Litigation

The Company is not currently involved in any material legal proceedings.

NOTE 10 – INCOME TAXES

As discussed in our annual report on Form 10-K for the year ended December 31, 2022, we had net operating loss carry-forwards for federal income tax purposes of approximately $21.5 million as of December 31, 2022. Accordingly, no federal income tax expense or benefit is recorded in the current period. Management monitors company-specific, and macro-economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. As previously disclosed in our annual report, the Company maintained a valuation allowance against its net deferred tax assets.

NOTE 11 – SUBSEQUENT EVENTS

On April 18, 2023, Mr. Febbo forfeited his October 2021 grant under the 2021 Equity Incentive Plan (the “2021 Febbo Grant”). These shares were returned to the 2021 Equity Incentive Plan. In light of Mr. Febbo’s forfeiture of the 2021 Febbo Grant, the Compensation Committee determined to again include Mr. Febbo in the Company’s annual equity grants under the 2021 Equity Incentive Plan and subsequently issued Mr. Febbo a grant of options and restricted stock units with an aggregate grant date value of $2.5 million. The forfeiture and subsequent issuance will be accounted for as a modification in accordance with ASC 718.

During the period April 1 through May 7, we issued 10,595 shares of common stock in conjunction with the vesting of restricted stock units.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: seasonal trends in the pharmaceutical brand marketing industry; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our portals may be more difficult and expensive and take longer than expected; the inability to offer high-quality customer support for our portals; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; inability to attract and retain senior management and other key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; lack of a consistent active trading market for our common stock; and volatility in the market price of our common stock.

The risks and uncertainties included here are not exhaustive. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues in part through the continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary solutions such as our TelaRep™ virtual communication solution and our artificial intelligence-powered real-world data solution which uses sophisticated proprietary algorithms to derive additional revenue from our existing network. In addition, we have continued to expand our team in preparation for future growth aspirations, which may be supplemented with future acquisitions and other strategic collaborations and investments. Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability using the aforementioned recurring revenue models that have inherently higher margins.

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

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including the COVID-19 pandemic, rising inflation and the U.S. Federal Reserve raising interest rates have led to economic uncertainty. In addition, high levels of employee turnover across the pharmaceutical industry as well as a fewer number of U.S. drug approvals could create additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

Key Performance Indicators

We monitor the following key performance indicators to help us evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions. We have updated the definition of “top 20 pharmaceutical manufacturers” in our key performance indicators to be based upon Fierce Pharma’s most updated list of “The top 20 pharma companies by 2022 revenue”. We previously used “The top 20 pharma companies by 2020 revenue”. As a result of this change, prior periods have been restated for comparative purposes.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the average in twelve months ended March 31, 2023 as compared to the twelve months ended March 31, 2022 is primarily the result of the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles with the top 20 pharmaceutical manufacturers that were existing customers.

	Rolling Twelve Months Ended March 31
	2023	2022
Average revenue per top 20 pharmaceutical manufacturer	$1,993,755	$2,614,054

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our penetration within this core customer group stayed consistent from the twelve months ended March 31, 2022 to the twelve months ended March 31, 2023.

	Rolling Twelve Months Ended March 31
	2023	2022
Percent of top 20 pharmaceutical manufacturers that are customers	90%	90%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our revenue from customers that aren’t top 20 pharmaceutical manufacturers increased faster than our overall revenue, decreasing the percentage of our overall revenues from top 20 pharmaceutical manufacturers.

	Rolling Twelve Months Ended March 31
	2023	2022
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	58%	74%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended March 31, 2023 was lower due to the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles.

	Rolling Twelve Months Ended March 31
	2023	2022
Net revenue retention	86%	124%

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

	Rolling Twelve Months Ended March 31
	2023	2022
Revenue per average full-time employee	605,113	733,275

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our consolidated statements of operations:

	Three months ended March 31,
(in thousands, except percentage data)	2023		2022
Net revenue	$13,002,910	100.0%	$13,731,530	100.0%
Cost of revenues	5,569,621	42.8%	5,629,858	41.0%
Gross profit	7,433,289	57.2%	8,101,672	59.0%
Operating expenses	14,496,475	111.5%	11,862,773	86.4%
Loss from operations	(7,063,186)	(54.3)%	(3,761,101)	(27.4)%
Other income	665,472	5.1%	3	—%
Loss before provision for income taxes	(6,397,714)	(49.2)%	(3,761,098)	(27.4)%
Income tax benefit	—	—%	—	—%
Net loss	$(6,397,714)	(49.2)%	$(3,761,098)	(27.4)%

*	Balances and percentage of net revenue information may not add due to rounding

Net Revenues

Our net revenue reported for the three months ended March 31, 2023 was approximately $13.0 million, a decrease of 5% over the approximately $13.7 million from the same period in 2022. The decrease in revenue was primarily driven by the macroeconomic pressures affecting our customers.

Cost of Revenues

Our cost of revenues, composed primarily of revenue share expense paid to our network partners, remained relatively consistent at $5.6 million for the three months ended March 31, 2023 compared to the same period of 2022. Our cost of revenues as a percentage of revenue increased to approximately 42.8% for the quarter ended March 31, 2023 from approximately 41.0% for the quarter ended March 31, 2022. This increase in cost of revenue as a percentage of revenue was a result of solution and channel mix. Additional discussion is included in the gross margin section below.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, decreased for the three months ended March 31, 2023, as a result of solution and channel mix. During the three months ended March 31, 2023, there was a decrease in the percentage of activity flowing through our lower cost channels compared with a year ago.

Operating Expenses

Operating expenses increased to approximately $14.5 million for the three months ended March 31, 2023 from approximately $11.9 million for the same period in 2022, an increase of approximately 22%. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2023	2022

Stock-based compensation	$4,380,503	$3,174,098
Depreciation, amortization and noncash lease expense	463,933	471,540
Other general and administrative expenses	9,652,039	8,217,135

Total operating expense	$14,496,475	$11,862,773

The greatest increase was in stock-based compensation, a non-cash expense. Stock-based compensation is awarded to all full-time employees upon their start of employment as well as to directors, officers and certain key employees to provide an equity-based incentive to maintain and enhance the performance and profitability of the Company. Other general and administrative expenses increased by $1.4 million over the same period prior year, mostly as a result of an increase in headcount as well as other investments to support our growth initiatives and operations.

Net Loss

We had a net loss of approximately $6.4 million for the three months ended March 31, 2023, as compared to a net loss of approximately $3.8 million during the same period in 2022. The reasons and specific components associated with the change are discussed above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. As of March 31, 2023, we had total current assets of approximately $95.9 million, compared with current liabilities of approximately $7.6 million, resulting in working capital of approximately $88.3 million and a current ratio of approximately 13 to 1 at March 31, 2023. This decrease in our working capital, as discussed in more detail below, is primarily the result of the timing of prepaid services and investment in our reporting infrastructure.

Following is a table with summary data from the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, as presented.

	Three Months Ended March 31,
	2023	2022
Net cash (used in) / provided by operating activities	(86,330)	4,080,244
Net cash used in investing activities	(1,548,894)	(65,751)
Net cash (used in) / provided by financing activities	(129,794)	258,128
Net (decrease) / increase in cash and cash equivalents	(1,765,018)	4,272,621

We used approximately $0.1 million for operating activities during the three months ended March 31, 2023, compared with $4.1 million provided by operating activities in the same period in 2022. We had a net loss of $6.4 million for the first quarter of 2023, but noncash expenses of $5.0 million and working capital generated by the collection of receivables offset the loss. Additionally, there were differences in the timing of prepaid services that affected the first quarter change in working capital year over year.

Cash used in investing activities was approximately $1.5 million for the three months ended March 31, 2023. We purchased $56.9 million in treasury bills with maturity dates in 2023. This allowed the Company to earn a higher rate of interest on excess cash for the period. These purchases were partially offset by the redemption of $55.6 million in treasury bills.

Cash used for financing activities was approximately $0.1 million related to the payment of withholding taxes on behalf of the employees for the vesting of restricted stock units during the three months ended March 31, 2023. This value represents the stock units surrendered and cancelled. This cost was partially offset by proceeds received as a result of option exercises during the period. We had proceeds from financing activities of approximately $0.3 million related to the exercise of stock options during the three months ended March 31, 2022.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2022 Annual Report on Form 10-K. Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2022 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

ASU Topic 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard was effective for the Company’s fiscal year beginning January 1, 2023. The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of March 31, 2023, the Company had commitments for future minimum payments of $14.9 million that will be reflected in cost of revenues during the years 2023 through 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to a material weakness in our internal controls over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

To address the material weakness referenced above, the Company performed additional analysis and performed other procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this quarterly report on this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended March 31, 2023, the Company met with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2023, the Company announced that its Board of Directors has authorized the repurchase of up to $15 million of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at the Company’s discretion. This stock repurchase authorization expires on the earlier of March 12, 2024, or when the repurchase of $15 million of shares of its common stock has been reached.

The Company’s repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Exchange Act. The Company intends to finance the purchase using its available cash and cash equivalents. The Board may modify, suspend, extend or terminate the repurchase program at any time.

There were no shares repurchased by the Company during the quarter ended March 31, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.1	OptimizeRx Corporation Executive Severance Plan. Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.2	Fourth Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Provided herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: May 12, 2023
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: May 12, 2023
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)