Form 10-Q
period 2023-06-30
OptimizeRx Corp
filed 2023-08-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-38543

OptimizeRx Corporation

(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

260 Charles Street, Suite 302

Waltham, MA 02453

(Address of principal executive offices)

248-651-6568

(Registrant’s telephone number, including area code)

400 Water Street, Suite 200

Rochester, MI 48307

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,637,891 common shares as of August 11, 2023.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$9,808,330	$18,208,685
Short-term investments	52,931,831	55,931,821
Accounts receivable, net	18,281,133	22,155,301
Prepaid expenses and other	4,052,729	2,280,828
Total current assets	85,074,023	98,576,635
Property and equipment, net	140,968	137,448
Other assets
Goodwill	22,673,820	22,673,820
Technology assets, net	8,366,375	7,702,895
Patent rights, net	1,831,839	1,940,178
Right of use assets, net	14,544	235,320
Other intangible assets, net	3,223,305	3,384,889
Total other assets	36,109,883	35,937,102
TOTAL ASSETS	$121,324,874	$134,651,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$817,779	$1,549,979
Accrued expenses	1,503,477	2,601,246
Revenue share payable	2,722,127	3,990,440
Current portion of lease liabilities	14,545	89,902
Deferred revenue	451,787	164,309
Total current liabilities	5,509,715	8,395,876
Non-current liabilities
Lease liabilities, net of current portion	—	144,532
Total liabilities	5,509,715	8,540,408
Commitments and contingencies (See note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 18,376,771 and 18,288,571 shares issued at June 30, 2023 and December 31, 2022, respectively	18,377	18,289
Treasury stock, $0.001 par value, 1,741,397 and 1,214,398 shares held at June 30, 2023 and December 31, 2022, respectively	(1,741)	(1,214)
Additional paid-in-capital	173,049,784	172,785,800
Accumulated deficit	(57,251,261)	(46,692,098)
Total stockholders’ equity	115,815,159	126,110,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,324,874	$134,651,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net revenue	$13,818,166	$13,978,665	$26,821,076	$27,710,195
Cost of revenues, exclusive of depreciation and amortization presented separately below	5,993,145	4,988,716	11,562,766	10,618,574
Gross profit	7,825,021	8,989,949	15,258,310	17,091,621

Operating expenses
General and administrative expenses	12,242,128	12,320,362	26,274,669	23,711,597
Depreciation, amortization and noncash lease expense	464,761	578,117	928,695	1,049,656
Total operating expenses	12,706,889	12,898,479	27,203,364	24,761,253
Loss from operations	(4,881,868)	(3,908,530)	(11,945,054)	(7,669,632)
Other income
Interest income	720,419	23,816	1,385,891	23,820
Loss before provision for income taxes	(4,161,449)	(3,884,714)	(10,559,163)	(7,645,812)
Income tax benefit	—	—	—	—
Net loss	$(4,161,449)	$(3,884,714)	$(10,559,163)	$(7,645,812)
Weighted average number of shares outstanding – basic	16,992,100	18,122,500	17,043,793	18,000,958
Weighted average number of shares outstanding – diluted	16,992,100	18,122,500	17,043,793	18,000,958
Loss per share – basic	$(0.24)	$(0.21)	$(0.62)	$(0.42)
Loss per share – diluted	$(0.24)	$(0.21)	$(0.62)	$(0.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	18,288,571	$18,289	(1,214,398)	$(1,214)	$172,785,800	$(46,692,098)	$126,110,777

Stock based compensation expense
Options	—	—	—	—	1,466,694	—	1,466,694
Restricted stock	—	—	—	—	2,913,809	—	2,913,809
Issuance of common stock
For options exercised	9,668	10	—	—	40,596	—	40,606
For restricted stock units vested	33,272	33	—	—	(170,433)	—	(170,400)
Net loss	—	—	—	—	—	(6,397,714)	(6,397,714)

Balance March 31, 2023	18,331,511	$18,332	(1,214,398)	$(1,214)	$177,036,466	$(53,089,812)	$123,963,772

Stock based compensation expense
Options	—	—	—	—	1,654,770	—	1,654,770
Restricted stock	—	—	—	—	1,848,353	—	1,848,353
Issuance of common stock
For options exercised	10,000	10	—	—	105,090	—	105,100
For restricted stock units vested	35,260	35	—	—	(72,996)	—	(72,961)
Repurchase of common stock			(526,999)	(527)	(7,521,899)		(7,522,426)
Net loss	—	—	—	—	—	(4,161,449)	(4,161,449)

Balance June 30, 2023	18,376,771	$18,377	(1,741,397)	$(1,741)	$173,049,784	$(57,251,261)	$115,815,159

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	17,860,975	$17,861	—	$—	$166,615,514	$(35,253,658)	$131,379,717

Stock based compensation expense
Options	—	—	—	—	905,744	—	905,744
Restricted stock	—	—	—	—	2,268,354	—	2,268,354
Issuance of common stock
For options exercised	28,006	28	—	—	258,100	—	258,128
For restricted stock units vested	13,627	14	—	—	(14)	—	—
Net loss	—	—	—	—	—	(3,761,098)	(3,761,098)

Balance March 31, 2022	17,902,608	$17,903	—	$—	$170,047,698	$(39,014,756)	$131,050,845

Stock based compensation expense
Options	—	—	—	—	1,336,810	—	1,336,810
Restricted stock	—	—	—	—	2,688,513	—	2,688,513
Issuance of common stock
For options exercised	43,701	44	—	—	572,303	—	572,347
For acquisition	240,741	241	—	—	9,374,214	—	9,374,455
Repurchase of common stock	—	—	(12,868)	(13)	(321,041)	—	(321,054)
Net loss	—	—	—	—	—	(3,884,714)	(3,884,714)

Balance June 30, 2022	18,187,050	$18,188	(12,868)	$(13)	$183,698,497	$(42,899,470)	$140,817,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,559,163)	$(7,645,812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	928,695	1,049,656
Stock-based compensation	7,883,626	7,199,421
Increase in bad debt reserve	238,748	98,727
Changes in:
Accounts receivable	3,635,420	5,969,009
Prepaid expenses and other assets	(1,771,899)	1,266,478
Accounts payable	(732,200)	64,232
Revenue share payable	(1,268,313)	(2,001,379)
Accrued expenses and other liabilities	(1,096,881)	(1,263,971)
Deferred revenue	287,478	(347,989)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,454,489)	4,388,372

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(48,556)	(41,335)
Purchases of held-to-maturity investments	(109,501,032)	—
Redemptions of held-to-maturity investments	112,501,021	—
EvinceMed acquisition	—	(2,000,000)
Acquisition of intangible assets, including intellectual property rights	(3,068)	(145,257)
Capitalized software development costs	(1,274,150)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,674,215	(2,186,592)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(243,361)	—
Repurchase of common stock	(7,522,426)	(321,054)
Proceeds from exercise of stock options	145,706	830,474
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,620,081)	509,420
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,400,355)	2,711,200
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,208,685	84,681,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,808,330	$87,392,970

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Reduction of EvinceMed purchase price for amounts previously paid	$—	$708,334
Shares issued in connection with acquisition	$—	$9,374,455
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

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

The condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2023, and our results of operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2023 and 2022, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated condensed balance sheet as of that date.

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

The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. We account for marketable securities in accordance with ASC 320, “Investments - Debt Securities”, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At June 30, 2023 and December 31, 2022, we have recorded $52.9 million and $55.9 million, respectively, of held-to-maturity United States’ Treasury Bills at amortized cost basis. Our held-to-maturity United States’ Treasury Bills have maturity dates between July 2023 and September 2023.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Amortization of capitalized internal use software expense for the six months ended June 30, 2023 and 2022 was $95,108 and $226,819, respectively. The Company accumulates capitalizable costs related to current projects in a CIP software account, the balance of which was $1.3 million and zero at June 30, 2023 and December 31, 2022, respectively.

NOTE 5 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $2,975,040 and $3,582,735 at June 30, 2023, and December 31, 2022, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $451,787 and $164,309 as of June 30, 2023 and December 31, 2022, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity for the deferred revenue account for the quarter ended June 30.

	2023	2022
Balance January 1	$164,309	$1,389,907
Revenue recognized	(8,778,893)	(6,013,181)
Amount collected	9,349,724	5,916,318
Balance March 31	$735,140	$1,293,044
Revenue recognized	(9,619,380)	(7,373,802)
Amount collected	9,336,027	7,122,677
Balance June 30	$451,787	$1,041,919

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized over time	$13,033,714	$12,169,710	$25,606,135	$25,123,323
Revenue recognized at a point in time	784,452	1,808,955	1,214,941	2,586,872
Total Revenue	$13,818,166	$13,978,665	$26,821,076	$27,710,195

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

NOTE 6 – LEASES

During the six months ended, we had operating leases for office space in two multi tenant facilities in Rochester, Michigan and Zagreb, Croatia. We also had a lease on office space in Cranbury, New Jersey, which expired in January 2022. The lease in Rochester, Michigan was terminated during the quarter ended June 30, 2023. The lease in Zagreb, Croatia ends on February 28th, 2024.

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

For the six months ended June 30, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$49,472	$49,747
Short-term lease cost	8,340	21,899
Total lease cost	$57,812	$71,646

The table below presents the future minimum lease payments to be made under operating leases as of June 30, 2023:

As of June 30, 2023

2023	$10,170
2024	5,085
Total	15,255
Less: discount	1,236
Total lease liabilities	$14,019

The weighted average remaining lease term at June 30, 2023 for operating leases is 0.7 years and the weighted average discount rate used in calculating the operating lease asset and liability is 4.5%. Cash paid for amounts included in the measurement of lease liabilities was $44,708 and $45,599 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, payments on lease obligations were $49,359 and $52,168, respectively, and amortization on the right of use assets was $49,472 and $52,662, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of June 30, 2023. No shares were issued or outstanding in either 2023 or 2022.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of June 30, 2023. There were 16,635,374 and 17,074,173 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,214,398, at June 30, 2023 and December 31, 2022, respectively.

During the quarters ended June 30, 2023 and March 31, 2023, the Company issued 10,000 and 9,668 shares of our common stock, respectively, and received proceeds of $105,100 and $40,606, respectively, in connection with the exercise of options under our 2013 Incentive Plan.

During the quarters ended June 30, 2022 and March 31, 2022, the Company issued 43,701 and 28,006 shares of our common stock, respectively, and received proceeds of $572,347 and $258,128, respectively, in connection with the exercise of options under our 2013 Incentive Plan.

The Company issued 35,260 and 33,272 shares of common stock in the three months ended June 30, 2023 and March 31, 2023, respectively in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding tax. Of the shares issued to participants during the six months ended June 30, 2023, 23,217 shares, valued at $243,361, were surrendered and subsequently cancelled.

The Company issued 13,627 shares of common stock in the three months ended March 31, 2022 in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. There were no shares of common stock issued in connection with the vesting of restricted stock units in the three months ended June 30, 2022.

The Company issued 240,741 shares of common stock valued at $9,374,455 during the quarter ended June 30, 2022 in connection with the acquisition of substantially all of the assets of EvinceMed Corp.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company may repurchase up to $15 million of its outstanding common stock. During the quarter ended June 30, 2023, there were 526,999 shares of our common stock repurchased under this program for a total of $7,522,426, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method.

During 2022, the Board authorized a share repurchase program, under which the Company could repurchase up to $20.0 million of its outstanding common stock. During 2022, the Company repurchased 1,214,398 shares of our common stock for a total of $20,021,830, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method.

NOTE 8 – STOCK BASED COMPENSATION

Stock Options

The compensation expense related to options for the six months ended June 30, 2023 and 2022 was $3,121,464 and $2,242,554, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $12,254,201 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.89 years. The total intrinsic value of outstanding options at June 30, 2023 was $309,383.

During 2022, the Company granted certain performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Units

The Company recorded of $4,762,162 and $4,956,867 in compensation expense related to restricted stock units for the six months ended June 30, 2023 and 2022, respectively. A total of $13,252,855 remains to be recognized at June 30, 2023 over a weighted average period of 2.01.

During 2022, the Company granted certain performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these restricted stock units recorded during the period.

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. There was $351,765 and $129,515 included in the compensation expense discussed above related to director’s compensation for the periods ended June 30, 2023 and 2022, respectively.

Equity Award Modification

On April 16, 2023, the Compensation Committee approved a grant to the CEO of 86,685 restricted stock units and 161,698 stock options with a grant date fair value of $2.5 million to vest over a three year period. Concurrently, the CEO forfeited his October 2021 grant of 182,398 market-based restricted stock units. The forfeiture and accompanying grant are considered an equity modification according to ASC 718, Compensation-Stock Compensation. The additional compensation value created by the termination and issuance of new equity awarded, as measured using a Monte Carlo simulation was approximately $1.9 million in total. Under ASC 718 this results in a non-cash expense in current and future periods to be recognized over a three year period. These expense values are reflected and included in the option and restricted stock expense values discussed above.

NOTE 9 – LOSS PER SHARE

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

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

NOTE 9 – LOSS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(4,161,449)	$(3,884,714)	$(10,559,163)	$(7,645,812)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	16,992,100	18,122,500	17,043,793	18,000,958
Effect of dilutive stock options, warrants, and stock grants	—	—	—	—
Diluted	16,992,100	18,122,500	17,043,793	18,000,958

Net loss per share
Basic	$(0.24)	$(0.21)	$(0.62)	$(0.42)
Diluted	$(0.24)	$(0.21)	$(0.62)	$(0.42)

No calculation of diluted earnings per share is included for the three or six months ended June 30, 2023 or 2022 as the effect of the calculation would be anti-dilutive.

The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average number of shares for the periods ended	2023	2022	2023	2022
Options	19,824	156,018	24,923	176,996
Unvested restricted stock unit awards	24,922	63,541	24,922	77,221
Total	44,746	219,559	49,845	254,217

NOTE 10 – CONTINGENCIES

Litigation

The Company is not currently involved in any material legal proceedings.

NOTE 11 – INCOME TAXES

As discussed in our annual report on Form 10-K for the year ended December 31, 2022, we had net operating loss carry-forwards for federal income tax purposes of approximately $21.5 million as of December 31, 2022. Accordingly, no federal income tax expense or benefit is recorded in the current period. Management monitors company-specific, and macro- economic factors and assesses the likelihood that the Company’s net deferred tax assets will be utilized prior to their expiration. As previously disclosed in our annual report, the Company maintained a valuation allowance against its net deferred tax assets.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2023, the Company entered into a sublease agreement for a new office space in Waltham, MA. The term of the sublease commences on July 1, 2023 and will terminate on July 31, 2024. The Company is obligated to pay approximately $5,800 per month over the term of the lease .

On June 2, 2023, the Company entered into a one-year term lease agreement for a new office space in Zagreb, Croatia which commenced on July 1, 2023. The Company has the option to renew for a period of five years. The Company is obligated to pay approximately $2,800 plus VAT or approximately $3,500 per month over the term of the lease.

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

We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues in part through the continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary solutions such as our artificial intelligence-powered real-world data solution which uses sophisticated proprietary algorithms to derive additional revenue from our existing network. Management will continue to optimize our portfolio of solutions to align our resource deployment to the best market opportunities.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical companies as customers, and our revenues are concentrated in these customers. Loss of one of more of our larger customers could have a negative impact on our operating results.

Seasonality

In general, the pharmaceutical brand marketing industry experiences seasonal trends that affect the vast majority of participants in the pharmaceutical digital marketing industry. Many pharmaceutical companies allocate the largest portion of their brand marketing to the fourth quarter of the calendar year. As a result, the first half of the year tends to reflect lower activity levels and lower revenue, with gradual increases in the following quarters. We generally expect these seasonality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the average in twelve months ended June 30, 2023 as compared to the twelve months ended June 30, 2022 is primarily the result of the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles with the top 20 pharmaceutical manufacturers that were existing customers.

	Rolling Twelve Months Ended June 30,
	2023	2022
Average revenue per top 20 pharmaceutical manufacturer	$1,972,308	$2,452,836

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our penetration within this core customer group stayed consistent from the twelve months ended June 30, 2022 to the twelve months ended June 30, 2023.

	Rolling Twelve Months Ended June 30,
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

	Rolling Twelve Months Ended June 30,
	2023	2022
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	58%	69%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended June 30, 2023 was lower due to the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles.

	Rolling Twelve Months Ended June 30,
	2023	2022
Net revenue retention	89%	113%

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

	Rolling Twelve Months Ended June 30,
	2023	2022
Revenue per average full-time employee	559,646	661,319

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our consolidated statements of operations:

	Three months ended June 30,
	2023		2022
Net revenue	$13,818,166	100.0%	$13,978,665	100.0%
Cost of revenues	5,993,145	43.4%	4,988,716	35.7%
Gross profit	7,825,021	56.6%	8,989,949	64.3%
Operating expenses	12,706,889	92.0%	12,898,479	92.3%
Loss from operations	(4,881,868)	(35.3)%	(3,908,530)	(28.0)%
Other income	720,419	5.2%	23,816	0.2%
Loss before provision for income taxes	(4,161,449)	(30.1)%	(3,884,714)	(27.8)%
Income tax benefit	—	—%	—	—%
Net loss	$(4,161,449)	(30.1)%	$(3,884,714)	(27.8)%

*	Balances and percentage of net revenue information may not add due to rounding

	Six months ended June 30,
	2023		2022
Net revenue	$26,821,076	100.0%	$27,710,195	100.0%
Cost of revenues	11,562,766	43.1%	10,618,574	38.3%
Gross profit	15,258,310	56.9%	17,091,621	61.7%
Operating expenses	27,203,364	101.4%	24,761,253	89.4%
Loss from operations	(11,945,054)	(44.5)%	(7,669,632)	(27.7)%
Other income	1,385,891	5.2%	23,820	0.1%
Loss before provision for income taxes	(10,559,163)	(39.4)%	(7,645,812)	(27.6)%
Income tax benefit	—	—%	—	—%
Net loss	$(10,559,163)	(39.4)%	$(7,645,812)	(27.6)%

*	Balances and percentage of net revenue information may not add due to rounding

Net Revenues

Our net revenue reported for the three months ended June 30, 2023 was approximately $13.8 million, a decrease of 1% over the approximately $14.0 million from the same period in 2022. Our net revenue reported for the six months ended June 30, 2023 was approximately $26.8 million, a decrease of 3% over the approximately $27.7 million from the same period in 2022. The decrease in revenue was primarily as a result of a revenue shortfall in certain non-core business lines as well as longer than expected medical, legal and regulatory reviews that pushed revenue into the second half of the year. In addition, revenue continues to be effected by the macroeconomic pressures affecting our customers.

Cost of Revenues

Our cost of revenues, composed primarily of revenue share expense paid to our network partners, was approximately $6.0 million for the three months ended June 30, 2023 compared to $5.0 million for the same period of 2022. Our cost of revenues for the six month period ended June 30, 2023 increased from $10.6 million to $11.6 million, compared to the same period in 2022. Our cost of revenues as a percentage of revenue increased to approximately 43.4% for the quarter ended June 30, 2023 from approximately 35.7% for the quarter ended June 30, 2022. Our cost of revenues as a percentage of revenue increased to approximately 43.1% for the six months ended June 30, 2023 from approximately 38.3% for the six months ended June 30, 2022. This increase in cost of revenue as a percentage of revenue was a result of solution and channel mix. Additional discussion is included in the gross margin section below.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, decreased for the three and six months ended June 30, 2023, as a result of solution and channel mix. During the six months ended June 30, 2023, there was a decrease in the percentage of activity flowing through our lower cost channels compared with a year ago.

Operating Expenses

Operating expenses decreased to approximately $12.7 million for the three months ended June 30, 2023 from approximately $12.9 million for the same period in 2022, a decrease of approximately 1%. Operating expenses increased from approximately $24.8 million for the six months ended June 30, 2022 to approximately $27.2 million for the same period in 2023, an increase of approximately 10%. The detail by major category is reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation	$3,503,123	$4,025,323	$7,883,626	$7,199,421
Depreciation, amortization and noncash lease expense	464,761	578,117	928,695	1,049,656
Other general and administrative expenses	8,739,005	8,295,039	18,391,043	16,512,176

Total operating expense	$12,706,889	$12,898,479	$27,203,364	$24,761,253

The greatest increase was in other general and administrative expenses. Other general and administrative expenses increased from approximately $8.3 million for the three months ended June 30, 2022 to approximately $8.7 million for the same period in 2023. Other general and administrative expenses increased from $16.5 million for the six months ended June 30, 2022 to approximately $18.4 million for the same period in 2022. This increase is mostly as a result of an increase in headcount as well as other investments to support our growth initiatives and operations.

Net Loss

We had a net loss of approximately $4.2 million for the three months ended June 30, 2023, as compared to a net loss of approximately $3.9 million during the same period in 2022. We had a net loss of approximately $10.6 million for the six months ended June 30, 2023, as compared to a net loss of approximately $7.6 million during the same period in 2022. The reasons and specific components associated with the change are discussed above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. As of June 30, 2023, we had total current assets of approximately $85.1 million, compared with current liabilities of approximately $5.5 million, resulting in working capital of approximately $79.6 million and a current ratio of approximately 15.4 to 1. This represents a decrease from our working capital of approximately $90.2 million and an increase from the current ratio of 11.7 to 1 at December 31, 2022. This decrease in our working capital is discussed in more detail below.

Following is a table with summary data from the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, as presented.

	Six Months Ended June 30,
	2023	2022
Net cash (used in) / provided by operating activities	$(2,454,489)	$4,388,372
Net cash provided by / (used in) investing activities	1,674,215	(2,186,592)
Net cash (used in) / provided by financing activities	(7,620,081)	509,420
Net (decrease) / increase in cash and cash equivalents	$(8,400,355)	$2,711,200

We used approximately $2.5 million for operating activities during the six months ended June 30, 2023, compared with $4.4 million provided by operating activities in the same period in 2022. We had a net loss of $10.6 million for the first six months of 2023. Noncash expenses of $9.1 million and working capital generated by the collection of receivables partially offset the loss. Additional channel partner investment in the second quarter of 2023 as well as the timing of certain revenue share payments increased our balance of prepaid services year over year. This in conjunction with the greater net loss, led to the year over year decrease cash flow from operations.

Cash provided by investing activities was approximately $1.7 million for the six months ended June 30, 2023. We redeemed $112.5 million in treasury bills which was partially offset by reinvestment of $109.5 million in treasury bills. We also invested in internally developed software in the amount of $1.3 million.

Cash used for financing activities was approximately $7.6 million mostly related to a company stock repurchase program approved in March 2023. During the quarter ended June 30, 2023 we used $7.5 million to purchase 526,999 shares of common stock. Additionally, we used $0.2 million to pay withholding taxes on behalf of employees vesting in restricted stock units. This activity was partially offset by the receipt of funds from the exercise of stock options.

We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt, equity financing, or lines of credit to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs.

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

Off Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of June 30, 2023, the Company had commitments for future minimum payments of $13.3 million that will be reflected in cost of revenues during the years 2023 through 2025.

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

During the quarters ended June 30, 2023 and March 31, 2023, the Company met with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/23 - 4/30/23	—	$—	—	$15,000,000
5/1/23 - 5/31/23	132,000	$13.15	132,000	$13,267,253
6/1/23 - 6/30/23	394,000	$14.65	394,000	$7,488,116

(1)	On March 14, 2023, the Company announced that its Board of Directors had authorized the repurchase of up to $15 million of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at the Company’s discretion. This stock repurchase authorization expires on the earlier of March 12, 2024, or when the repurchase of $15 million of shares of its common stock has been reached.

The Company’s repurchase of shares took place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Exchange Act. The Company intends to finance the purchase using its available cash and cash equivalents.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

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
Date: August 14, 2023
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: August 14, 2023
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)