Form 10-Q
period 2023-09-30
OptimizeRx Corp
filed 2023-11-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,152,478 common shares as of November 10, 2023.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$9,921,475	$18,208,685
Short-term investments	53,620,576	55,931,821
Accounts receivable, net	20,838,762	22,155,301
Prepaid expenses and other	3,008,858	2,280,828
Total current assets	87,389,671	98,576,635
Property and equipment, net	149,304	137,448
Other assets
Goodwill	22,673,820	22,673,820
Technology assets, net	7,548,337	7,702,895
Patent rights, net	1,777,669	1,940,178
Deferred financing costs	300,000	—
Right of use assets, net	148,642	235,320
Other intangible assets, net	3,141,709	3,384,889
Other long-term assets	800,000	—
Total other assets	36,390,177	35,937,102
TOTAL ASSETS	$123,929,152	$134,651,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable – trade	$691,159	$1,549,979
Accrued expenses	3,108,908	2,601,246
Revenue share payable	3,685,390	3,990,440
Current portion of lease liabilities	27,687	89,902
Deferred revenue	188,394	164,309
Total current liabilities	7,701,538	8,395,876
Non-current liabilities
Lease liabilities, net of current portion	120,955	144,532
Total liabilities	7,822,493	8,540,408
Commitments and contingencies (See note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2023 or December 31, 2022	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 18,386,920 and 18,288,571 shares issued at September 30, 2023 and December 31, 2022, respectively	18,387	18,289
Treasury stock, $0.001 par value, 1,741,397 and 1,214,398 shares held at September 30, 2023 and December 31, 2022, respectively	(1,741)	(1,214)
Additional paid-in-capital	176,206,572	172,785,800
Accumulated deficit	(60,116,559)	(46,692,098)
Total stockholders’ equity	116,106,659	126,110,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,929,152	$134,651,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenue	$16,331,484	$15,085,504	$43,152,560	$42,795,699
Cost of revenues, exclusive of depreciation and amortization presented separately below	6,531,183	5,664,733	18,093,949	16,283,307
Gross profit	9,800,301	9,420,771	25,058,611	26,512,392

Operating expenses
General and administrative expenses	12,887,083	12,661,703	39,161,752	36,373,298
Depreciation, amortization and noncash lease expense	466,706	515,828	1,395,400	1,565,484
Total operating expenses	13,353,789	13,177,530	40,557,152	37,938,782
Loss from operations	(3,553,488)	(3,756,759)	(15,498,541)	(11,426,390)
Other income
Interest income	688,190	289,967	2,074,081	313,786
Loss before provision for income taxes	(2,865,298)	(3,466,792)	(13,424,460)	(11,112,604)
Income tax benefit	—	—	—	—
Net loss	$(2,865,298)	$(3,466,792)	$(13,424,460)	$(11,112,604)
Weighted average number of shares outstanding – basic	16,637,606	17,981,184	16,907,482	17,994,288
Weighted average number of shares outstanding – diluted	16,637,606	17,981,184	16,907,482	17,994,288
Loss per share – basic	$(0.17)	$(0.19)	$(0.79)	$(0.62)
Loss per share – diluted	$(0.17)	$(0.19)	$(0.79)	$(0.62)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	18,288,571	$18,289	(1,214,398)	$(1,214)	$172,785,800	$(46,692,098)	$126,110,777

Stock based compensation expense
Options	—	—	—	—	1,466,694	—	1,466,694
Restricted stock	—	—	—	—	2,913,809	—	2,913,809
Issuance of common stock
For options exercised	9,668	10	—	—	40,596	—	40,606
For restricted stock units vested	33,272	33	—	—	(170,433)	—	(170,400)
Net loss	—	—	—	—	—	(6,397,714)	(6,397,714)

Balance March 31, 2023	18,331,511	$18,332	(1,214,398)	$(1,214)	$177,036,466	$(53,089,812)	$123,963,772

Stock based compensation expense
Options	—	—	—	—	1,654,770	—	1,654,770
Restricted stock	—	—	—	—	1,848,353	—	1,848,353
Issuance of common stock
For options exercised	10,000	10	—	—	105,090	—	105,100
For restricted stock units vested	35,260	35	—	—	(72,996)	—	(72,961)
Repurchase of common stock			(526,999)	(527)	(7,521,899)		(7,522,426)
Net loss	—	—	—	—	—	(4,161,449)	(4,161,449)

Balance June 30, 2023	18,376,771	$18,377	(1,741,397)	$(1,741)	$173,049,784	$(57,251,261)	$115,815,159

Stock based compensation expense
Options	—	—	—	—	1,598,315	—	1,598,315
Restricted stock	—	—	—	—	1,607,912	—	1,607,912
Issuance of common stock
For options exercised	—	—	—	—	—	—	—
For restricted stock units vested	10,149	10	—	—	(49,438)	—	(49,428)
Repurchase of common stock			—	—	—		—
Net loss	—	—	—	—	—	(2,865,298)	(2,865,298)

Balance September 30, 2023	18,386,920	$18,387	(1,741,397)	$(1,741)	$176,206,572	$(60,116,559)	$116,106,659

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	17,860,975	$17,861	—	$—	$166,615,514	$(35,253,658)	$131,379,717

Stock based compensation expense
Options	—	—	—	—	905,744	—	905,744
Restricted stock	—	—	—	—	2,268,354	—	2,268,354
Issuance of common stock
For options exercised	28,006	28	—	—	258,100	—	258,128
For restricted stock units vested	13,627	14	—	—	(14)	—	—
Net loss	—	—	—	—	—	(3,761,098)	(3,761,098)

Balance March 31, 2022	17,902,608	$17,903	—	$—	$170,047,698	$(39,014,756)	$131,050,845

Stock based compensation expense
Options	—	—	—	—	1,336,810	—	1,336,810
Restricted stock	—	—	—	—	2,688,513	—	2,688,513
Issuance of common stock
For options exercised	43,701	44	—	—	572,303	—	572,347
For acquisition	240,741	241	—	—	9,374,214	—	9,374,455
Repurchase of common stock	—	—	(12,868)	(13)	(321,041)	—	(321,054)
Net loss	—	—	—	—	—	(3,884,714)	(3,884,714)

Balance June 30, 2022	18,187,050	$18,188	(12,868)	$(13)	$183,698,497	$(42,899,470)	$140,817,202

Stock based compensation expense
Options	—	—	—	—	1,381,512	—	1,381,512
Restricted stock	—	—	—	—	2,895,729	—	2,895,729
Issuance of common stock							—
For options exercised	68,751	68	—	—	219,561	—	219,629
For restricted stock units vested	5,438	5			(34,565)		(34,560)
Repurchase of common stock	—	—	(693,246)	(693)	(12,239,824)	—	(12,240,517)
Net loss	—	—	—	—	—	(3,466,792)	(3,466,792)

Balance September 30, 2022	18,261,239	$18,261	(706,114)	$(706)	$175,920,910	$(46,366,262)	$129,572,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,424,460)	$(11,112,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,395,400	1,565,484
Stock-based compensation	11,089,853	11,476,662
Increase in bad debt reserve	478,086	132,727
Changes in:
Accounts receivable	838,453	6,854,150
Prepaid expenses and other assets	(728,030)	2,199,333
Accounts payable	(858,820)	393,817
Revenue share payable	(305,049)	(1,704,593)
Accrued expenses and other liabilities	508,548	(1,237,689)
Deferred revenue	24,084	(716,693)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(981,935)	7,850,594

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(81,767)	(64,667)
Purchases of held-to-maturity investments	(162,777,510)	(37,468,889)
Redemptions of held-to-maturity investments	165,088,755	—
EvinceMed acquisition	—	(2,000,000)
Acquisition of intangible assets, including intellectual property rights	(3,796)	(158,321)
Capitalized software development costs	(1,561,447)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	664,235	(39,691,877)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(292,789)	—
Repurchase of common stock	(7,522,426)	(12,561,571)
Proceeds from exercise of stock options	145,706	1,050,104
Loan origination costs	(300,000)	—
NET CASH USED IN FINANCING ACTIVITIES	(7,969,509)	(11,511,467)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,287,209)	(43,352,750)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,208,685	84,681,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,921,475	$41,329,020

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
ROU assets obtained in exchange for lease obligations	$158,191	$—
Reduction of EvinceMed purchase price for amounts previously paid	$—	$708,334
Shares issued in connection with acquisition	$—	$9,374,455
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at September 30, 2023, and our results of operations, changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2023 and 2022, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated condensed balance sheet as of that date.

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

The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. We account for marketable securities in accordance with ASC 320, “Investments - Debt Securities”, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value. At September 30, 2023 and December 31, 2022, we have recorded $53.6 million and $55.9 million, respectively, of held-to-maturity United States’ Treasury Bills at amortized cost basis. Our held-to-maturity United States’ Treasury Bills have maturity dates between October 2023 and December 2023.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

NOTE 4 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Amortization of capitalized internal use software expense for the nine months ended September 30, 2023 and 2022 was $142,662 and $254,547, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $761,447 and zero at September 30, 2023 and December 31, 2022, respectively.

NOTE 5 – REVENUES

Under ASC 606, Revenue from Contracts with Customers, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $4,598,280 and $3,582,735 at September 30, 2023, and December 31, 2022, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $188,394 and $164,309 as of September 30, 2023 and December 31, 2022, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity for the deferred revenue account for the nine months ended September 30.

	2023	2022
Balance January 1	$164,309	$1,389,907
Revenue recognized	(8,778,893)	(6,013,181)
Amount collected	9,349,724	5,916,318
Balance March 31	$735,140	$1,293,044

Revenue recognized	(9,619,380)	(7,373,802)
Amount collected	9,336,027	7,122,677
Balance June 30	$451,787	$1,041,919

Revenue recognized	(11,400,132)	(9,611,912)
Amount collected	11,136,739	9,243,207
Balance September 30	$188,394	$673,214

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

NOTE 5 – REVENUES (CONTINUED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized over time	$14,815,187	$14,503,942	$40,421,323	$39,627,265
Revenue recognized at a point in time	1,516,297	581,562	2,731,237	3,168,434
Total Revenue	$16,331,484	$15,085,504	$43,152,560	$42,795,699

NOTE 6 – LEASES

During the nine months ended, we had operating leases for office space in three multi-tenant facilities in Rochester, Michigan, and Zagreb, Croatia. We also had a lease on office space in Cranbury, New Jersey, which expired in January 2022. The lease in Rochester, Michigan was terminated during the quarter ended June 30, 2023. The lease in Zagreb, Croatia was terminated in the quarter ended September 30, 2023 and replaced with a lease in a new location in Zagreb, Croatia that expires in June 2028.

In July 2023, the Company entered into a short-term sublease agreement for office space in Waltham, MA. The term of the sublease commenced on June 15, 2023 and will terminate on July 31, 2024. The Company is obligated to pay approximately $5,800 per month over the term of the lease.

Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Amortization of the right of use assets is recognized as non-cash lease expense on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Short-term lease costs include month to month leases, subleases of less than eighteen (18) months, and occasional rent for transient meeting and office spaces in shared office space facilities.

For the nine months ended September 30, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$60,520	$72,208
Short-term lease cost	26,995	36,552
Total lease cost	$87,515	$108,760

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

NOTE 6 – LEASES (CONTINUED)

The table below presents the future minimum lease payments to be made under operating leases as of September 30, 2023:

As of September 30, 2023
2023	$9,032
2024	36,129
2025	36,129
2026	36,129
2027	36,129
Thereafter	18,065
Total	171,613
Less: discount	22,971
Total lease liabilities	$148,642

The remaining lease term at September 30, 2023 for the operating lease is 4 years, 9 months, and the discount rate used in calculating the operating lease asset and liability is 6.32%. Cash paid for amounts included in the measurement of lease liabilities was $53,027 and $66,244 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, payments on lease obligations were $60,095 and $75,719, respectively, and amortization on the right of use assets was $60,520 and $77,011, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of September 30, 2023. No shares were issued or outstanding in either 2023 or 2022.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of September 30, 2023. There were 16,645,523 and 17,074,173 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,214,398, at September 30, 2023 and December 31, 2022, respectively.

During the quarters ended September 30, 2023, June 30, 2023 and March 31, 2023, the Company issued 0, 10,000 and 9,668 shares of our common stock, respectively, and received proceeds of $0, $105,100 and $40,606, respectively, in connection with the exercise of options under our 2013 Incentive Plan.

During the quarters ended September 30, 2022, June 30, 2022 and March 31, 2022, the Company issued 68,751, 43,701 and 28,006 shares of our common stock, respectively, and received proceeds of $219,629, $572,347 and $258,128, respectively, in connection with the exercise of options under our 2013 Incentive Plan.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

The Company issued 10,149, 35,260 and 33,272 shares of common stock in the three months ended September 30, 2023, June 30, 2023 and March 31, 2023, respectively, in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the nine months ended September 30, 2023, 19,488 shares, valued at $260,710, were surrendered and subsequently cancelled.

The Company issued 5,438, 0, and 13,627 shares of common stock in the three months ended September 30, 2022, June 30, 2022, and March 31, 2022, respectively, in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan.

The Company issued 240,741 shares of common stock valued at $9,374,455 during the quarter ended June 30, 2022 in connection with the acquisition of substantially all of the assets of EvinceMed Corp.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company may repurchase up to $15 million of its outstanding common stock. This stock repurchase authorization expires on the earlier of March 12, 2024, or when the repurchase of $15 million of shares of its common stock has been reached. During the quarter ended June 30, 2023, the Company repurchased 526,999 shares, under this program for a total of $7,522,426, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method. There were no shares repurchased in the quarter ended September 30, 2023.

During 2022, the Board authorized a share repurchase program, under which the Company could repurchase up to $20.0 million of its outstanding common stock. During 2022, the Company repurchased 1,214,398 shares of our common stock for a total of $20,021,830, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method.

NOTE 8 – STOCK BASED COMPENSATION

Stock Options

The compensation expense related to options for the nine months ended September 30, 2023 and 2022 was $4,719,779 and $3,624,065, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $10,177,841 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.75 years. The total intrinsic value of outstanding options at September 30, 2023 was $12,600.

During 2022, the Company granted certain performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period.

Restricted Stock Units

The Company recorded of $6,370,074 and $7,852,597 in compensation expense related to restricted stock units for the nine months ended September 30, 2023 and 2022, respectively. A total of $11,247,274 remains to be recognized at September 30, 2023 over a weighted average period of 1.88 years.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

During 2022, the Company granted certain performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these restricted stock units recorded during the period.

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. There was $540,820 and $444,365 included in the compensation expense discussed above related to director’s compensation for the periods ended September 30, 2023 and 2022, respectively.

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

The number of shares related to options and restricted stock units included in diluted EPS is based on the “Treasury Stock Method” prescribed in ASC 260-10, Earnings per Share. This method assumes the theoretical repurchase of shares using proceeds of the respective stock options exercised, and for restricted stock units, the amount of compensation cost attributed to future services which have not yet been recognized, and the amount of current and deferred tax benefit, if any, that would be credited to additional paid in capital upon the vesting of the restricted stock units, at a price equal to the issuer’s average stock price during the related earnings period. Accordingly, the number of shares that could be included in the calculation of EPS in respect of the stock options and restricted stock units is dependent on this average stock price and will increase as the average stock price increases.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

NOTE 9 – LOSS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(2,865,298)	$(3,466,792)	$(13,424,460)	$(11,112,604)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	16,637,606	17,981,184	16,907,482	17,994,288
Effect of dilutive stock options, warrants, and stock grants	—	—	—	—
Diluted	16,637,606	17,981,184	16,907,482	17,994,288

Net loss per share
Basic	$(0.17)	$(0.19)	$(0.79)	$(0.62)
Diluted	$(0.17)	$(0.19)	$(0.79)	$(0.62)

No calculation of diluted earnings per share is included for the three or nine months ended September 30, 2023 or 2022 as the effect of the calculation would be anti-dilutive.

The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average number of shares for the periods ended	2023	2022	2023	2022
Options	7,433	63,471	17,736	99,587
Unvested restricted stock unit awards	3,739	43,751	23,341	76,010
Total	11,172	107,222	41,077	175,597

NOTE 10 – CONTINGENCIES

Litigation

The Company is not currently involved in any material legal proceedings.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

NOTE 12 – SUBSEQUENT EVENTS

In October 2023, the Company completed the acquisition of 100% of the outstanding shares of Healthy Offers, Inc. (d/b/a Medicx Health), a Nevada corporation. On October 24, 2023, a newly formed wholly-owned subsidiary of the Company consummated the merger with and into Medicx, with Medicx continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). The aggregate merger consideration the Company paid to the securityholders of Medicx at the closing was $95,000,000, subject to certain customary post-acquisition purchase price adjustments. There were $554,741 and $589,691 in costs related to the acquisition recorded in operating expense for the three and nine months ended September 30, 2023, respectively.

Certain members of Medicx’s management team (“Management Investors”) agreed to use a portion of the consideration received to purchase, in the aggregate, approximately $10.5 million of the Company’s common stock. On October, 24, 2023, at the closing of the Merger, each Management Investor executed a common stock purchase agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company issued 1,444,581 shares of its common stock in the aggregate to the Management Investors.

A portion of the cash purchase price was funded through debt financing. The financing agreement provides for a term loan in the aggregate principal amount of $40,000,000. The term loan is repayable in quarterly installments on the last business day of each fiscal quarter commencing on December 31, 2023 in an amount equal to 1.25% of the principal amount. The outstanding unpaid principal amount of the term loan, and all accrued and unpaid interest thereon, shall be due and payable on the earliest of (i) the fourth (4th) anniversary of the closing of the financing agreement and funding of the term loan and (ii) the date on which the term loan is declared due and payable pursuant to the terms of the finance agreement. There was $300,000 of fees paid in loan origination fees during the three and nine months ending September 30, 2023.

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: seasonal trends in the pharmaceutical brand marketing industry; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our portals may be more difficult and expensive and take longer than expected; the inability to offer high-quality customer support for our portals; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition targets, complete acquisitions, or integrate acquisitions successfully; acquisition activities may disrupt ongoing business and may involve increased expenses; inability to realize the financial and strategic goals contemplated at the time of a transaction; inability to realize any synergies or other anticipated benefits of an acquisition or that such synergies or benefits may take longer than anticipated to be realized; risk that the integration with an acquired entity may be more costly or difficult than expected; inability to attract and retain senior management and other key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; lack of a consistent active trading market for our common stock; and volatility in the market price of our common stock.

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

Recent Developments

On October 24, 2023, we acquired 100% of the outstanding shares of Healthy Offers, Inc. (d/b/a Medicx Health), a Nevada corporation. The aggregate merger consideration the Company paid to the security holders of Medicx at the closing was $95,000,000, subject to certain customary post-acquisition purchase price adjustments. A portion of the cash purchase price was funded through debt financing, with a term loan in the aggregate principal amount of $40,000,000. This acquisition could materially effect our results of operations in 2023 and beyond and the comparability of results to prior year periods. The Company’s cash and cash-equivalents as of October 31, 2023 was approximately $15.8 million. See Part I, Item 1, Note 12 “Subsequent Events” for further information about this acquisition and the term loan.

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including the conditions in the global capital markets, both in the U.S. and elsewhere in the world, geopolitical tensions such as the war between Russia and Ukraine as well as the conflict between Israel and Hamas, COVID-19 pandemic, rising inflation, and the U.S. Federal Reserve raising interest rates have led to economic uncertainty in the credit markets and could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the average in twelve months ended September 30, 2023 as compared to the twelve months ended September 30, 2022 is primarily the result of the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles with the top 20 pharmaceutical manufacturers that were existing customers. This was particularly evident during 2022 and the first half of 2023 and the Company has begun to see improvements since the second half of 2023.

	Rolling Twelve Months Ended September 30,
	2023	2022
Average revenue per top 20 pharmaceutical manufacturer	$2,075,078	$2,267,550

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our penetration within this core customer group stayed consistent from the twelve months ended September 30, 2022 to the twelve months ended September 30, 2023.

	Rolling Twelve Months Ended September 30,
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

	Rolling Twelve Months Ended September 30,
	2023	2022
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	59%	65%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended September 30, 2023 was lower due to the convergence of numerous macroeconomic factors that resulted in our customers slowing their rate of spend, particularly for large and/or new implementations, which we believe prolonged sales cycles. This was particularly evident during 2022 and the first half of 2023 and the Company has begun to see improvements since the second half of 2023.

	Rolling Twelve Months Ended September 30,
	2023	2022
Net revenue retention	93%	96%

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

	Rolling Twelve Months Ended September 30,
	2023	2022
Revenue per average full-time employee	$570,973	$618,711

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our consolidated statements of operations:

	Three Months Ended September 30,
	2023		2022
Net revenue	$16,331,484	100.0%	$15,085,504	100.0%
Cost of revenues	6,531,183	40.0%	5,664,733	37.6%
Gross profit	9,800,301	60.0%	9,420,771	62.4%
Operating expenses	13,353,789	81.8%	13,177,530	87.4%
Loss from operations	(3,553,488)	(21.8)%	(3,756,759)	(24.9)%
Other income	688,190	4.2%	289,967	1.9%
Loss before provision for income taxes	(2,865,298)	(17.5)%	(3,466,792)	(23.0)%
Income tax benefit	—	—%	—	—%
Net loss	$(2,865,298)	(17.5)%	$(3,466,792)	(23.0)%

*	Balances and percentage of net revenue information may not add due to rounding

	Nine Months Ended September 30,
	2023		2022
Net revenue	$43,152,560	100.0%	$42,795,699	100.0%
Cost of revenues	18,093,949	41.9%	16,283,307	38.0%
Gross profit	25,058,611	58.1%	26,512,392	62.0%
Operating expenses	40,557,152	94.0%	37,938,782	88.7%
Loss from operations	(15,498,541)	(35.9)%	(11,426,390)	(26.7)%
Other income	2,074,081	4.8%	313,786	0.7%
Loss before provision for income taxes	(13,424,460)	(31.1)%	(11,112,604)	(26.0)%
Income tax benefit	—	—%	—	—%
Net loss	$(13,424,460)	(31.1)%	$(11,112,604)	(26.0)%

*	Balances and percentage of net revenue information may not add due to rounding

Net Revenues

Our net revenue reported for the three months ended September 30, 2023 was approximately $16.3 million, an increase of 8% over the approximately $15.1 million from the same period in 2022. Our net revenue reported for the nine months ended September 30, 2023 was approximately $43.2 million, an increase of 1% over the approximately $42.8 million from the same period in 2022. The increase in revenue was primarily as a result of growth of our real world evidence solution. Revenue continues to be effected by the macroeconomic pressures affecting our customers.

Cost of Revenues

Our cost of revenues, composed primarily of revenue share expense paid to our network partners, was approximately $6.5 million for the three months ended September 30, 2023 compared to $5.7 million for the same period of 2022. Our cost of revenues for the nine month period ended September 30, 2023 increased to $18.1 million from $16.3 million in the same period in 2022. Our cost of revenues as a percentage of revenue increased to approximately 40% for the quarter ended September 30, 2023 from approximately 37.6% for the quarter ended September 30, 2022. Our cost of revenues as a percentage of revenue increased to approximately 42% for the nine months ended September 30, 2023 from approximately 38.0% for the nine months ended September 30, 2022. This increase in cost of revenue as a percentage of revenue was a result of solution and channel mix. Additional discussion is included in the gross margin section below.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, increased for the three and nine months ended September 30, 2023, as a result of solution and channel mix. During the nine months ended September 30, 2023, there was an increase in high margin revenue solution delivery compared with a year ago.

Operating Expenses

Operating expenses increased to approximately $13.4 million for the three months ended September 30, 2023 from approximately $13.2 million for the same period in 2022, an increase of approximately 1%. Operating expenses increased from approximately $37.9 million for the nine months ended September 30, 2022 to approximately $40.6 million for the same period in 2023, an increase of approximately 7%. The detail by major category is reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation	3,206,227	4,277,241	11,089,853	11,476,662
Depreciation, amortization and noncash lease expense	466,706	515,828	1,395,400	1,565,484
Other general and administrative expenses	9,680,856	8,384,461	28,071,899	24,896,636

Total operating expense	$13,353,789	$13,177,530	$40,557,152	$37,938,782

The greatest increase was in other general and administrative expenses. Other general and administrative expenses increased from approximately $8.4 million for the three months ended September 30, 2022 to approximately $9.7 million for the same period in 2023. Other general and administrative expenses increased from $24.9 million for the nine months ended September 30, 2022 to approximately $28.1 million for the same period in 2023. This increase is mostly as a result of an increase in headcount as well as other investments to support our growth initiatives and operations.

Net Loss

We had a net loss of approximately $2.9 million for the three months ended September 30, 2023, as compared to a net loss of approximately $3.5 million during the same period in 2022. We had a net loss of approximately $13.4 million for the nine months ended September 30, 2023, as compared to a net loss of approximately $11.1 million during the same period in 2022. The reasons and specific components associated with the change are discussed above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. As of September 30, 2023, we had total current assets of approximately $87.4 million, compared with current liabilities of approximately $7.7 million, resulting in working capital of approximately $79.7 million and a current ratio of approximately 11.3 to 1. This represents a decrease from our working capital of approximately $90.2 million and an decrease from the current ratio of 11.7 to 1 at December 31, 2022. This decrease in our working capital is discussed in more detail below.

Following is a table with summary data from the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, as presented.

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) / provided by operating activities	$(981,935)	$7,850,594
Net cash provided by / (used in) investing activities	664,235	(39,691,877)
Net cash used in financing activities	(7,969,509)	(11,511,467)
Net decrease in cash and cash equivalents	$(8,287,209)	$(43,352,750)

We used approximately $(1.0) million for operating activities during the nine months ended September 30, 2023, compared with $7.9 million provided by operating activities in the same period in 2022. We had a net loss of $(13.4) million for the first nine months of 2023. Non-cash expenses of $13.0 million and working capital generated by the collection of receivables partially offset the loss. The timing of trade and revenue share payments decreased our balance of prepaid services year over year. This, in conjunction with the greater net loss, led to the year over year decrease in cash flow from operations.

Cash provided by investing activities was approximately $0.7 million for the nine months ended September 30, 2023. We redeemed $165.1 million in treasury bills which was partially offset by reinvestment of $(162.8) million in treasury bills. We also invested in internally developed software in the amount of $(1.6) million. Cash used in investing activities for the same period in the prior year was $39.7 million. $37.7 million was invested in treasury bills with and $2.0 million was invested in EvinceMed technology.

Cash used for financing activities was approximately $(8.0) million mostly related to a company stock repurchase program approved in March 2023. During the nine months ended September 30, 2023 we used $(7.5) million to purchase 526,999 shares of common stock. We used $(0.3) million to pay withholding taxes on behalf of employees vesting in restricted stock units and $(0.3) million was related to a loan origination fee in connection with the acquisition financing. This activity was partially offset by the receipt of funds from the exercise of stock options. Cash used for financing activities for the same period in prior year was $11.5 million. We repurchased 706,114 shares of common stock for $12.6 million. This was partially offset by the collection of $1.1 million related to the exercise of stock options during the period.

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

Off Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of messaging capabilities. As of September 30, 2023, the Company had commitments for future minimum payments of $11.8 million that will be reflected in cost of revenues during the years 2023 through 2025.

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

During the quarters ended September 30, 2023, June 30, 2023 and March 31, 2023, the Company continued to engage with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Impairment charges for goodwill or other intangible assets

Annually, we evaluate goodwill and long-lived assets to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes to the business could indicate possible impairment. Any future impairment of our goodwill or long-lived assets could require us to record an impairment charge, which would negatively impact our results of operations.

Our strategic shift away from non-core business may increase the risk of impairment of one or more of our long-lived assets.

Our acquisition activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction

We have acquired, and may in the future acquire, companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:

–	our ongoing business may be disrupted, an acquisition may involve increased expenses, and our management’s attention may be diverted by acquisition, transition, or integration activities;

–	we may not further our business strategy as we expected,

–	we may not realize any synergies or other anticipated benefits of an acquisition or such synergies or benefits may take longer than anticipated to be realized;

–	we may overpay for our investments, or otherwise not realize the financial returns contemplated at the time of the acquisition;

–	integration with acquired operations or technology may be more costly or difficult than expected and such integration may not be successful;

–	we may be unable to retain the key employees, customers and other channel partners of the acquired operation;

–	we may not realize the anticipated increases in our revenues from an acquisition; and

–	our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases.

Geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results

Our results of operations may be affected by the conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere in the world. The war between Russia and Ukraine as well as the conflict between Israel and Hamas have caused uncertainty in the credit markets and could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On March 14, 2023, the Company announced that its Board of Directors had authorized the repurchase of up to $15.0 million of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at the Company’s discretion. This stock repurchase authorization expires on the earlier of March 12, 2024, or when the repurchase of $15.0 million of shares of its common stock has been reached. During the quarter ended September 30, 2023, no shares were repurchased under the program. As of September 30, 2023, $7,488,116 of shares are available for repurchase under the program.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.
3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Third Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: November 14, 2023
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation

Date: November 14, 2023
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)