Form 10-K
period 2023-12-31
OptimizeRx Corp
filed 2024-04-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38543

OptimizeRx Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-1265381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Charles Street Suite 302 Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 248-651-6568

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	OPRX	NASDAQ Capital Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $235,326,034

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.18,183,914 common shares as of April 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into PART III of this Annual Report on Form 10-K.

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

Item 1. Business

General

OptimizeRx is a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over two million U.S. healthcare providers and millions of their patients through an intelligent omni-channel technology platform embedded within a proprietary point-of-care network, as well as mass digital communications channels, OptimizeRx helps life sciences organizations engage and support their customers.

We are a Nevada corporation organized in September 2008. We conduct our operations through our wholly-owned subsidiaries, Healthy Offers, Inc. (d/b/a Medicx Health or “Medicx Health”), a Nevada corporation, CareSpeak Communications, Inc., a New Jersey corporation, CareSpeak Communications, d.o.o., a controlled foreign corporation incorporated in Croatia, and Cyberdiet, a controlled foreign corporation incorporated in Israel.

We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues, in part through the continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary solutions such as our Artificial Intelligence (AI) powered Dynamic Audience and Activation Platform (“DAAP”), expanding on previous iterations of the RWD.AI technology. which uses sophisticated machine-learning algorithms to find the best audiences in the correct channels at the right time.

Industry Background

Life sciences organizations face a challenging commercial landscape. In recent years, they have met increased competition, shrinking market sizes, and inconsistent access to patients and healthcare professionals - their most important customers. 81% of new drug approvals are specialty medications, leading to more complex diagnosis criteria, increased utilization management by healthcare payors, and lengthy wait times for patients to begin treatment after care decisions are made.

As a result, life sciences organizations have increasingly turned to technology solutions to support their commercial strategies. Spending on digital solutions to facilitate greater access to their end markets accounts for one-third of their collective commercial spend in the United States of approximately $30 billion.

We believe significant opportunity exists to address the unmet needs of life sciences organizations as they relate to digital solutions, including omnichannel access to health care professionals, for complex commercial challenges.

2023 Company Highlights

1.	Net revenue increased to $71.5 million in 2023, a 15% increase over 2022.

2.	Gross profit increased to $42.9 million in 2023 from $39.0 million in 2022 with corresponding gross margins of 60.0% and 62.4%, respectively.

3.	Meaningfully increased our DAAP footprint. With 2023 having 24 DAAP deals compared to only six deals in 2022.

4.	Acquired Medicx Health, a leading healthcare consumer-focused omnichannel marketing and analytics company that significantly expands our footprint with consumers and patients.

5.	Refocused operations on core solutions to streamline efficiencies and better position the Company to capitalize on synergies with Medicx Health, focusing on Audience Development, Audience Activation and Media Execution, and Financial Messaging.

Principal Solutions

The Company’s original solution was Financial Messaging - the delivery of treatment-specific financial support information for patients distributed directly to healthcare prescribers through a combination of our proprietary technology and a network of electronic health record (EHR) and electronic prescribing (ERx) platforms. Over time, the demand for different types of communication and marketing solutions among life sciences organizations, healthcare providers, and patients led us to expand upon our initial solution to increase the variety of health-related information we deliver, as well as the platforms, technology, and audiences through and to which we deliver. Today, we offer diverse tech-enabled marketing solutions through our AI-generated DAAP, which enables customers to execute traditional marketing campaigns on our proprietary digital point-of-care network, as well as dynamic marketing campaigns that optimize audiences in real time to increase the value of treatment information for healthcare professionals and patients in response to clinical care events.

Our principal solutions, available individually or through our DAAP, can be summarized as follows:

Audience Development

●	AI-generated dynamic audience creation using predictive analytics via machine learning methods applied to real-world data (RWD) to assist healthcare providers (HCPs) in identifying patients who may be qualified for specific therapies, raise awareness of patient access pathways, and identify early indicators of non-adherence among patient populations. This solution has a “patient-first” focus, helping manufacturers identify which HCPs to engage by first identifying if they currently care for qualified patients, based on where they are in their care journey and disease state. These AI models provide our clients with the most relevant targets and fuel the deployment of programs across our other solutions.

●	Creation of consumer audiences using our privacy-safe and HIPAA-compliant Micro-Neighborhood Targeting® technology available for traditional media execution through major programmatic Demand-Side Platforms (DSPs)

Audience Activation and Media Execution

●	HCP media execution delivering awareness (brand, therapeutic support, affordability, HUB, limited distribution, and patient support program) messaging via our HCP omnichannel network including digital point-of-care banners within clinical workflow applications, such as EHR systems and ERx platforms, programmatic social media, and programmatic display.

●	Consumer audience media execution delivering consumer awareness via our consumer omnichannel network including programmatic display, programmatic connected television (CTV)/over-the-top (OTT), programmatic social media, addressable television (ATV), digital out-of-home (OOH), programmatic audio (podcasts, apps, radio), and email/direct mail.

Financial Messaging

●	Financial Messaging solution providing prescribers visibility to branded copay offers directly within their EHR systems and/or ERx platforms. It allows prescribers to print, digitally send directly to patients via SMS, and/or digitally send copay offer details electronically to the dispensing pharmacy. Our solution addresses the fact that many healthcare systems and prescribers are looking for an easier, more effective way to increase affordable access to their prescribed branded medications.

Sales and Marketing

We employ a sales team of over 20 people, marketing our solutions to new and existing clients. Our sales team drives awareness of the increased value of our technology stack as an AI tech-enabled marketing platform. Accordingly, our sales efforts are not directed merely at selling individual solutions, but more broadly towards selling enterprise platform engagements with access to our full set of solutions.

Our sales and marketing teams work closely together to cultivate customer relationships. We use a number of methods to market and promote our solutions, including digital advertising, industry events, trade shows, conferences, media coverage, social media and email. In 2023, we enhanced our RWD.AI platform solution to become the premier platform to devise and execute Next-Best-Action marketing strategies within healthcare professional audiences and branded the platform as DAAP.

Technology

To support our growth and provide maximum security, scalability, and flexibility, all of our systems, including from acquisitions, are now hosted and integrated in the cloud. Our technology development and systems management core team is in the U.S. and in Croatia, with contractors in India and Ukraine to provide bench depth, rich skills experience, and business economies. The teams are organized into Centers of Excellence focused on Product Domains, Quality Assurance, Information Security, Data Warehousing and Business Intelligence, Platform Services, and Internal Systems Support. Systems enhancements in 2023 included upgrades and documentation of processes and procedures and security implementation for ongoing cybersecurity, Sarbanes Oxley, HIPAA, and customer security assessments, and in achieving enterprise HITRUST recertification.

Competition

Our solutions face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products. Our messaging offerings compete for pharmaceutical budgets with a variety of other forms of advertising and promotion.

Our solutions compete broadly in the highly competitive pharmaceutical and life sciences digital marketing industry that is dominated by large well-known companies with established names, solid market niches, and wide arrays of product offerings and marketing networks. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These companies may be better known than we are and have more customers or users than we do. As a result, many of these companies may respond more quickly to new or emerging technologies and standards and changes in customer requirements.

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

We own patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 31, 2023, we held five patents and two pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent’s filing, subject to term adjustments made by the patent office.

In addition, we own registered trademarks in the United States and other countries. As of December 31, 2023, OPTIMIZERx, OPTIMIZEMD, CareSpeak, DIETWATCH, Innovate4Outcomes, SPRx, SPx, RMDY, Specialty Express, TELAREP, Medicx, Micro-Neighborhood, and Geomedical Targeting are our registered trademarks. We also have several pending trademark applications.

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

Employees

As of December 31, 2023, we had 116 full-time employees and 1 part-time employee in the U.S, as well as 19 full-time employees in Croatia. None of our employees are represented by a labor union or collective bargaining agreement with respect to their employment with us. The majority of our employees work remotely and are geographically distributed across the United States and Croatia. We supplement our workforce with contractors in the United States and internationally on an as-needed basis. We consider our relationship with our employees to be good and have not experienced any work stoppages.

We are dedicated to providing a supportive and respectful environment to our employees where everyone feels valued, and we celebrate both the differences and similarities among our people. We also believe that diversity in all areas, including cultural background, experience and thought, is essential to bettering a professional environment and in making our Company stronger. Our Diversity, Equity, Inclusion & Belonging Committee (DEI&B) is actively engaged in improving our culture, hiring practices and training. In 2023, we upheld the Parity Pledge – a commitment made in 2021 to interview and consider at least one qualified woman and one underrepresented minority for every open role, VP or higher. In addition, the DEI&B Committee sponsored quarterly events in 2023, including “Historic Women Inventors”, “Mental Health Awareness”, “Step Challenge”, and “Affinity Groups”.

We prioritize recruiting, retaining, and incentivizing a highly qualified, diverse workforce as the success of our Company is dependent on the skills, experience, and efforts of our employees. A skilled workforce not only improves a company’s performance, but also contributes to overall employee satisfaction and enhances human capital. We have increased our focus on training and development for our current employees and have implemented a Learning Management System where current and future training modules will be presented and tracked for reporting purposes. We offer other learning and development opportunities and resources to support our employees in achieving and enhancing their development objectives. We equip our managers with the skills and tools to provide ongoing coaching and feedback so employees can maximize their performance and potential, delivering success for the Company and the employee.

We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Moreover, we believe our long-term incentives are structured in a manner to provide time-based vesting schedules that are retentive and we incentivize select employees through the granting of stock-based awards and cash-based performance bonus awards.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC are also available free of charge through the investor relations section of our website at www.optimizerx.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. From time to time, we also use multiple social media channels to communicate with the public about OptimizeRx. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage you to review the information we post on the social media channels listed on our investor relations website, if any.

Information contained on or accessible through the websites and social media channels referred to above is not incorporated by reference in, or otherwise a part of, this Annual Report, and any references to these websites and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors

Risks Relating to Our Business

Because we have historically experienced losses, if we are unable to achieve profitability, our financial condition and company could suffer.

With the exception of 2021, we have historically incurred losses as a result of investing in future growth. We incurred losses in 2023 as a result of our increased spending to build the organization to support expected future growth – both through additional new hires, as well as through acquisitions. While we have increased revenues, we have not yet consistently achieved profitability due to these investments and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may impact our ability to continue our operations.

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

Developing and implementing new and updated applications, features and services for our solutions may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.

Attracting and retaining users of our solutions requires us to continue to improve the technology underlying those solutions and to continue to develop new and updated applications, features and services for those solutions. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients. The costs of development of these enhancements may negatively impact our ability to achieve profitability.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our solutions and related applications, features and services. Our development and/or implementation of new technologies, applications, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

Any failure to offer high-quality customer support for our solutions may adversely affect our relationships with our customers and harm our financial results.

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

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical manufacturers as customers, and our revenues are concentrated in these customers. Loss of one or more of our larger customers could have a negative impact on our operating results. Our top five customers represented approximately 44% of revenue for the year ended December 31, 2023. In each of 2023 and 2022, we had one customer that each represented over 10% of our revenues.

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

We are reliant upon our contracts with leading electronic prescribing (“ERx”) platforms and electronic health record (“EHR”) systems to generate a portion of the revenues received from our customers. Such arrangements subject us to a number of risks, including the following:

●	Our ERx and EHR partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;

●	Legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our ERx and EHR partners and may lead to lengthy and expensive litigation or arbitration;

●	Significant changes in an ERx and EHR partner’s business strategy may adversely affect a partner’s willingness or ability to satisfy obligations under any such arrangement;

●	An ERx and EHR partner could terminate the partnership arrangement, which could negatively impact our ability to sell our solutions and achieve revenues; and

●	The failure of an ERx or EHR partner to provide accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC. See Part II, Item 9A. “Controls and Procedures.”

We generated 36.4% and 31.8% of our revenue through our largest partner in 2023 and 2022, respectively. As such, the inability to maintain these relationships could adversely impact our business.

Our agreements with ERx and EHR channel partners are subject to audit.

Our agreements with our ERx and EHR channel partners provide for revenue-sharing payments to them based on the revenue we generate through their platforms and systems. These payments are subject to audit by our channel partners, at their cost, and if there is a dispute as to the calculation, we may be liable for additional payments. Some agreements would require us to also pay for the cost of the audit if an underpayment is determined to be in excess of a certain amount.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as Covered Entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that Covered Entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While we are not a Covered Entity, we have contracted as a business associate of our Covered Entity customers and, as such, may be regulated by HIPAA and have contractual obligations under such agreements, including to enter into business associate agreements with our third-party vendors. We, and our Covered Entity customers might face significant contractual liability pursuant to such business associate agreements if the business associate breaches the agreement or causes the Covered Entity to fail to comply with HIPAA.

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

Our solutions face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide savings on medications and healthcare products, including both commercial sites and not-for-profit sites. We compete for advertisers and sponsors with health-related web sites, general purpose consumer web sites that offer specialized health sub-channels, other high-traffic web sites that include both healthcare-related and non-healthcare-related content and services, search engines that provide specialized health searches, and advertising networks that aggregate traffic from multiple sites.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which we participate, we expect that competitors will continue to enter these markets.

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

Our acquisition activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

We have acquired, and may in the future acquire, companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:

–	our ongoing business may be disrupted, an acquisition may involve increased expenses, and our management’s attention may be diverted by acquisition, transition, or integration activities;

–	we may not further our business strategy as we expected,

–	we may not realize any synergies or other anticipated benefits of an acquisition or such synergies or benefits may take longer than anticipated to be realized;

–	we may overpay for our investments, or otherwise not realize the financial returns contemplated at the time of the acquisition;

–	integration with acquired operations or technology may be more costly or difficult than expected and such integration may not be successful;

–	we may be unable to retain the key employees, customers and other channel partners of the acquired operation;

–	we may not realize the anticipated increases in our revenues from an acquisition; and

–	our use of cash to pay for acquisitions may limit other potential uses of our cash.

Impairment charges for goodwill or other intangible assets may be increased as we shift our focus away from our non-core businesses.

Annually, we evaluate goodwill and long-lived assets to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes to the business could indicate possible impairment. Any future impairment of our goodwill or long-lived assets could require us to record an impairment charge, which would negatively impact our results of operations. For example, our strategic shift away from non-core business resulted in an impairment of one or more of our long-lived assets. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation of the Years Ended December 31, 2023 and 2022 - Operating Expenses.”

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the consolidated balance sheet at December 31, 2023 contains goodwill of approximately $78.4 million and intangible assets, net of approximately $49.4 million. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the carrying value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. During the year ended December 31, 2023, we recorded impairment charges, related to certain intangible assets, of approximately $6.7 million. Any future impairment charges related to our goodwill or long-lived assets could require us to record additional impairment charges, which would negatively impact our results of operations.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions, and the value of our securities.

Our Credit Agreement contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens and entering into capital leases, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Credit Agreement, and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in our Credit Agreement, may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, foreclose against any assets securing the debt under our Credit Agreement and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends on our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, on future operating performance, general economic conditions, competition, and legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. There is no assurance that our business will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have an adverse effect on our financial condition.

Our business and growth may suffer if we are unable to attract and retain members of our senior management team and other key employees.

Our success has been largely dependent on the skills, experience and efforts of our senior management team and key employees and the loss of the services of any of our senior management team or other key employees, without a properly executed transition plan, could have an adverse effect on us. The loss of any member of our senior management team or any of our other key employees could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, lead to an increase in recruitment and training costs, and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business.

Furthermore, our business also depends on our ability to attract and retain qualified management, sales and technical personnel. However, competition for these types of employees is intense due to the limited number of qualified professionals with expertise in our industry. Our ability to meet our business development objectives will depend in part on our ability to recruit, train, incentivize, and retain top quality people with advanced skills who understand our industry, technology, and business. Our compensation arrangements, including our equity award programs, are essential to retaining our senior management team and other key employees, but may not always be successful in attracting new employees or retaining and motivating our existing key employees for reasons that may include movement in our stock price or our ability to maintain or increase our equity pool. If we are unable to engage, incentivize, and retain the necessary personnel, our business may be materially and adversely affected.

Geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

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

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from, and incremental to, those in the United States. In addition to the risks that we face in the United States, our international operations in Israel and Croatia, may involve risks that could adversely affect our business, including:

●	difficulties and costs associated with staffing and managing foreign operations;

●	natural or man-made disasters, political, social and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

●	compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	unexpected changes in regulatory requirements;

●	less favorable foreign intellectual property laws;

●	adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

●	fluctuations in currency exchange rates, which could impact expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as use and acceptance of electronic payment methods, such as payment cards;

●	new and different sources of competition; and

●	different and more stringent user protection, data protection, privacy and other laws.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, as well as results of our operations.

We may in the future be adversely affected by health epidemics and pandemics, including COVID-19, which may significantly harm our business, prospects, financial condition and operating results.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. During 2020, the spread of the novel coronavirus led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase to our cost of capital and an adverse effect on our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic led to implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. We are prepared to take steps to modify our business practices and mitigate the impact of the emergence and spread of new variants and resurgences, or another pandemic or epidemic; however, there can be no assurance that such steps will be successful, or that our business operations, or the operations of our customers or partners will not be materially and adversely affected by the consequences of such pandemic or epidemic, which could materially impact our results of operations, cash flows, and financial condition.

Risks Related to Inflation, Interest Rates, and Other Adverse Economic Conditions

Inflation, the current interest rate environment, and other adverse economic conditions may adversely affect our business, results of operations and financial condition.

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

In addition, macroeconomic effects such as changes in interest rates and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products and serves. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. An adjustment in rates would impact our variable rate debt. If interest rates increase or remain elevated, we could face higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we could need to restructure or refinance all or a portion of our debt. Any refinancing of indebtedness could be at higher interest rates, thereby resulting in an overall increase in interest expense.

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

Our business is dependent, in part, on our ability to innovate, and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, confidentiality and nondisclosure agreements and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In the event a competitor or other party successfully challenges our solutions, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ extensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and user training and education), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, loss of income, litigation with customers and other parties, loss of trade secrets and other proprietary business data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all.

We may need to raise additional capital in the future, including to expand our operations and pursue our growth strategies, to respond to competitive pressures, or to meet capital needs in response to operating losses or unanticipated working capital requirements. Our inability to raise additional capital on acceptable terms in the future may limit our ability to continue to operate our business and further expand our operations.

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

Item 1B. Unresolved Staff comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

Our information security and risk management program is designed to identify, assess, and manage material risks from cybersecurity threats to our applications, computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, personal information, or PHI (collectively, “Information Systems”).

Our information security program’s basis is a comprehensive set of policies and procedures covering various information security domains (collectively, “Information Security Policies”), including, but not limited to:

●	Access control,

●	Endpoint protection,

●	Third-party oversight,

●	Education, training, and awareness,

●	Network security,

●	Risk management,

●	Incident response,

●	Business continuity and disaster recovery,

●	Data protection and privacy, and

●	Other security domains.

Our risk management process is based on a standard methodology, and risks are identified based on:

●	Annual risk assessments,

●	Information on past incidents,

●	Internal audits,

●	Security penetration tests, and

●	Other security assessments.

All risks are documented in a central Risk Register and tracked for mitigation and other treatment decisions.

Our information security program is audited annually against a well-known security framework, by an accredited third party. We currently carry a HITRUST certification, which is a security assessment that targets the healthcare industry and HIPAA compliance. We are currently working towards a SOC 2 audit and assessment, which has more general applicability and covers the trust services criteria of security, confidentiality, privacy, accessibility, and processing integrity.

In 2023, we stored and processed certain PHI on behalf of customers. From a cybersecurity perspective, this data was stored on secure AWS managed servers in the contiguous United States and encrypted at rest and in transit. End users did not have permission to access PHI unless the end user’s account had the proper end user role permissions (ie HCPs or hub service providers). These end user roles were assigned according to the customer’s needs to see the information. At all times, such information was segregated so that one customer could not access records containing PHI that were associated with another customer. In late 2023, we discontinued PHI processing; however, certain PHI remains stored on the secure AWS managed servers to the extent information needs to be accessed by a customer.

Our external audits and assessments identify and evaluate material risks from cybersecurity threats against our overall business objectives on a periodic basis and form the basis of internal reports, which can be shared with the management team, the Audit Committee of the Board of Directors, and the Board of Directors to evaluate our overall enterprise risk.

Our incident response program consists of an Incident Response Plan document and a cross-functional Incident Response Team, which are defined in our Information Security Policies. All workforce members are trained on incident reporting procedures, and there is a single point of contact for reporting all incidents. Incident response training is conducted annually, followed by a tabletop exercise. Our Incident Response Plan instructs personnel on how to notify our Incident Response Team in case of an incident. The VP of Information Security is the point person for incident responses and coordinates mitigation and remediation of cybersecurity incidents. We log all incidents and response plans for purposes of internal documentation. We report critical incidents to the management team, the Audit Committee, and the Board of Directors.

The Company’s VP of Information Security is responsible for implementing Information Security Policies on a day-to-day basis along with the Security Team (as defined in the Information Security Policies), which includes the VP of Information Security, the Chief Product Officer, the VP of Data Engineering and Platform Services, and the VP of Technology (Information Technology).

We use third-party service providers to perform a variety of functions throughout our business, including, but not limited to infrastructure support and maintenance, CRM, contract management, data hosting, and miscellaneous finance and accounting projects. We assess our vendors with respect to cybersecurity risk according to the services provided, the sensitivity of the Information Systems at issue, and the provider’s identity. In appropriate cases, we will seek enhanced contractual obligations or guarantees related to cybersecurity on the service provider. Vendor risk assessments are performed before each vendor is engaged, and annual reviews are conducted to ensure vendors continue to meet security requirements.

We also maintain technical errors and omissions insurance which includes a cyber incident endorsement of up to $20 million with a premium of $60,700. This endorsement provides coverage for Network Security and Privacy, Privacy Regulation Proceeding, Privacy Event Expense Reimbursement, Extortion Demand Reimbursement, Data Restoration, Network Restoration, Business Interruption and System Failure. This coverage reimburses the most common costs for information security incidents, including attorney’s fees, consumer notification costs, and regulatory fines.

The Company has no material incidents to report through the date of this filing.

For more information on risks from cybersecurity threats that may materially affect the Company, see Item 1A. “Risk Factors”.

Governance

The Board of Directors’ oversight function includes cybersecurity risk management. The Board of Directors has tasked the Audit Committee with overseeing the Company’s cybersecurity risk management processes and with determining which threats are likely to impact the Company’s strategy, business operations, and financial condition.

Our cybersecurity risk assessment and management processes are implemented and maintained by our VP of Information Security and the Security Team. For strategic decisions regarding cybersecurity, the VP of Information Security consults with the Chief Product Officer, the Chief Financial Officer, the General Counsel and Chief Compliance Officer, and the VP of Compliance.

The VP of Information Security is responsible for hiring appropriate personnel, performing vendor risk assessments, and communicating information security priorities to relevant personnel, so that we can build cybersecurity risk considerations into our business practices. The VP of Information Security also plans related budgets, designs cybersecurity processes, and reviews security assessments and related reports.

The Board of Directors has three members with skills and experience in information security and cybersecurity through their experience as current and former executives of digital technology companies.

Item 2. Properties

Currently, we do not own any real estate. As of December 31, 2023, we have operating leases for office space in four multi-tenant facilities. The leases include office spaces in Waltham, Massachusetts, Clarkston, Michigan, Scottsdale, Arizona, and Zagreb, Croatia. Our principal executive offices are located at 260 Charles Street, Waltham, Massachusetts 02453.

The lease in Waltham, Massachusetts expires July 31, 2026, and has a monthly rent with escalating payments of $5,778 to $6,848. The lease in Clarkston, Michigan expires November 30, 2025, with a three-year renewal option through 2028, and has a monthly rent of $2,445. The lease in Scottsdale, Arizona expires April 30, 2025, and has a monthly rent with escalating payments of $9,304 to $9,727. The Company entered into a lease for new office space in Zagreb, Croatia on July 1, 2023, which expires on June 30, 2029, but which grants the tenant the option to terminate the lease with 30-day notice before each lease anniversary and has a monthly rent of approximately $3,038. The former lease in Zagreb, Croatia, with a monthly rent of approximately $1,883 was terminated effective June 30, 2023.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4.1 Information About Our Executive Officers

The following information sets forth the names, ages, and positions of our executive officers as of April 15, 2024.

Name	Age	Positions and Offices Held
William J. Febbo	55	Chief Executive Officer
Stephen L. Silvestro	46	President
Marion Odence-Ford	59	General Counsel and Chief Compliance Officer
Edward Stelmakh	58	Chief Financial Officer and Chief Operations Officer
Doug Besch	42	Chief Product Officer
Theresa Greco	51	Chief Commercial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers.

William J. Febbo

Mr. Febbo joined the Company as Chief Executive Officer and as a director in February 2016. Mr. Febbo founded Plexuus, LLC, a payment processing business for medical professionals in September 2015 and remained its Chairman from September 2015 to December 2020. From April 2007 to September 2015, Mr. Febbo served as Chief Operating Officer of Merriman Holdings, Inc., an investment banking firm, where he assisted with capital raises in the tech, biotech, cleantech, consumer and resources industries. Mr. Febbo was a co-founder of, and from September 2013 to September 2015 served as Chief Executive Officer of, Digital Capital Network, Inc., a transaction platform for institutional and accredited investors. Mr. Febbo was a co-founder of, and from January 1999 to September 2015 was Chief Executive Officer of, MedPanel, LLC, a provider of market intelligence and communications for the pharmaceutical, biomedical, and medical device industries. Since 2017, Mr. Febbo has been a faculty member of the Massachusetts Institute of Technology’s linQ program, which is a collaborative initiative focused on increasing the potential of innovative research to benefit society and the economy. Mr. Febbo currently serves as a director of LifeMD Inc, a publicly traded provider of virtual primary care that offers telemedicine, laboratory and pharmacy services and specialized treatment across more than 200 conditions, and as a director of Augmedix, Inc., a publicly traded provider of automated medical documentation and data services. Previously, Mr. Febbo served as a director of Modular Medical, a publicly traded development stage medical device company focused on the design, development and eventual commercialization of an innovative insulin pump. In addition, Mr. Febbo has been a board member of the United Nations Association of Greater Boston, a resource for the citizens of Greater Boston on the broad agenda of critical global issues addressed by the UN and its agencies, since 2004.

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

Stephen L. Silvestro

Mr. Silvestro was appointed the Company’s President as of October 2023. He joined the Company as Chief Commercial Officer in April 2019. Prior to joining the Company, Mr. Silvestro was with CCH® Tagetik, a Wolters Kluwer company that provides corporate performance management software solutions for planning, consolidation and reporting, as its Vice President and General Manager from January 2018 until April 2019. From April 2017 to January 2018, Mr. Silvestro was with Prognos Health, Inc., a healthcare data and analytics company, as its Chief Commercial Officer and, before that, from September 2007 to April 2017, he was with Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies, in various capacities with him last serving as Executive Vice President, Head of Global Sales.

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

Edward Stelmakh

Mr. Stelmakh joined the Company as Chief Financial Officer and Chief Operating Officer in October 2021. Prior to joining the Company, Mr. Stelmakh served as Senior Vice President, Chief Financial Officer and Chief Operating Officer of Otsuka America Pharmaceuticals Inc. (“Otsuka”), a US division of a Japanese global healthcare enterprise, since April 2020. Previously, he held various positions at Otsuka including Senior Vice President and Chief Financial Officer (December 2017 – March 2020) and Vice President and Chief Financial Officer (December 2015 – November 2017). From March 2010 to December 2015, Mr. Stelmakh worked at Covance, a division of LabCorp, Inc., as Vice President, Finance, Clinical Development and Commercialization Services. Prior thereto, Mr. Stelmakh held a variety of positions of increasing responsibilities at Johnson & Johnson, Sanofi-Aventis, Organon/Schering-Plough and Mylan.

Doug Besch

Dr. Besch joined the Company in May 2021 as SVP Product Strategy & Innovation and became the Company’s Chief Product Officer in October 2022. Prior to joining the Company, from January 2018 to May 2021, Dr. Besch was the Vice President over Payor and Market Access Solutions for Clarivate (previously Decision Resources Group (DRG)), a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. Prior to Clarivate, from January 2012 to June 2017, Dr. Besch was a co-founder and the Chief Product Officer for Rx Savings Solution, a company which helps members and payers reduce prescription drug costs through a combination of clinical technology, transparency, member engagement and concierge support. Dr. Besch holds a PharmD and MBA from Creighton University and practiced as a pharmacist for the Walgreens Boots Alliance corporation from 2007 through 2013.

Theresa Greco

Ms. Greco joined the Company in October 2023 as the Company’s Chief Commercial Officer with the Company’s acquisition of Healthy Offers, Inc. (“Medicx Health”), where Ms. Greco served as its President since August 2022. Prior to joining Medicx Health, Ms. Greco was at Prognos Health, Inc., a healthcare data and analytics company, from August 2018 to January 2022 as its Chief Commercial Officer where she led all aspects of product strategy, marketing, sales, and customer delivery. Prior to Prognos, Ms. Greco held the Chief Commercial Officer position at MediSpend, a global technology company focused on life sciences compliance solutions. From August 2010 through August 2017, Ms. Greco was with LexisNexis Healthcare through their acquisition of Health Market Science, where she held a variety of progressive executive positions including in Customer Success, Product Strategy, Commercial Strategy, and Sales that contributed to revenue growth and profitability that yielded a successful exit. Ms. Greco led the Life Sciences consulting group providing consultation and technology solutions to life sciences companies for master data management at Computer Sciences Corporation from April 2008 to August 2010. Prior to 2008, Ms. Greco held various positions at IQVIA and Pfizer.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market. At April 12, 2024, there were approximately 8,453 shareholders of record of our common stock.

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

Issuer Purchases of Equity Securities

On March 14, 2023, we announced that our Board of Directors had authorized the repurchase of up to $15 million of our outstanding common stock. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. During the quarter ended December 31, 2023, no shares were repurchased under the program. As of December 31, 2023, $7,488,116 of shares were available for repurchase under the program. This stock repurchase authorization expired on March 12, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over two million U.S. healthcare providers and millions of their patients through an intelligent omnichannel technology platform embedded within a proprietary point-of-care network, as well as mass digital communications channels, OptimizeRx helps life sciences organizations engage and support their customers.

Historically, our revenue was generated primarily through the facilitation of various types of messages to health care providers via their EHR systems and ERx platforms using the OptimizeRx proprietary network to solve the ever-increasing communication barriers between pharmaceutical representatives and healthcare providers that have presented in the rapidly changing healthcare industry. Over time, as the demand for communication of an increasing variety of different health information between life science companies, providers, and patients continued to rise, our platform has evolved to provide Audience Development and Audience Creation and Media Execution across numerous different messaging types that leverage our technology platform and media distribution channels. In addition, the October 2023 acquisition of Medicx Health provided the Company with a significant footprint for direct-to-consumer healthcare marketing. We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues in part through the continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary virtual communication solutions such as our AI-powered DAAP, expanding on previous iterations of the RWD.AI technology, which uses sophisticated machine-learning algorithms to find the best audiences in the correct channels at the right time. Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability as revenue drivers such as DAAP have inherently higher margins than most other messaging solutions we offer.

Customer Concentration

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical companies as customers, and our revenues are concentrated in these customers. Loss of one of more of our larger customers could have a negative impact on our operating results. Our top five customers represented approximately 44% and 39% of our revenue for the years ended December 31, 2023 and December 31, 2022, respectively. In each of 2023 and 2022, we had one customer that each represented more than 10% of our revenues.

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

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation and the U.S. Federal Reserve raising interest rates have led to economic uncertainty. In addition, high levels of employee turnover across the pharmaceutical industry as well as a fewer number of U.S. drug approvals could create additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in 2023 as compared to 2022 is primarily the result of stronger DAAP related revenue streams and the Company’s October 2023 acquisition of Medicx Health, which added to 2023 revenues and was not included in the 2022 amounts.

	Twelve Months Ended December 31
	2023	2022
Average revenue per top 20 pharmaceutical manufacturer	$2,566,832	$2,136,746

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last 12 months, which is then divided by 20 - which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment.

	Twelve Months Ended December 31
	2023	2022
Percent of top 20 pharmaceutical manufacturers that are customers	90%	90%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2022 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our revenue from customers that aren’t top 20 pharmaceutical manufacturers stayed relatively consistent year over year.

	Twelve Months Ended December 31
	2023	2022
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	65%	62%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in 2023 increased due to stronger DAAP related revenue streams from existing clients and the Company’s 2023 acquisition of Medicx Health.

	Twelve Months Ended December 31
	2023	2022
Net revenue retention	105%	90%

Revenue per average full-time employee. We define revenue per average full-time employee as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee stayed relatively consistent year over year.

	Twelve Months Ended December 31
	2023	2022
Revenue per average full-time employee	$586,242	$606,312

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth, for the periods indicated, the dollar value and percentage of total return represented by certain items in our consolidated statements of operations:

	Years Ended December 31,
(in thousands, except percentage data)	2023		2022
Total Revenue	$71,522	100.0%	$62,450	100.0%
Cost of Revenues	28,622	40.0%	23,483	37.6%
Gross margin	42,900	60.0%	38,967	62.4%
Operating expenses	69,302	96.9%	51,258	82.1%
Loss from operations	(26,402)	(36.9)%	(12,291)	(19.7)%
Other income	1,238	1.7%	852	1.4%
Loss before provision for income taxes	(25,164)	(35.2)%	(11,438)	(18.3)%
Income tax benefit	7,598	10.6%	—	—%
Net loss	$(17,566)	(24.6)%	$(11,438)	(18.3)%

*	Balances and percentage of total revenue information may not add due to rounding

Net Revenue

Our net revenue increased 15% to $71.5 million for the year ended December 31, 2023 from $62.5 million for the year ended December 31, 2022. Of the 15% increase, 7.3% resulted from the acquisition of Medicx Health, in October, with the remaining increase due to stronger DAAP related sales.

Cost of Revenues

Our total cost of revenues, composed primarily of revenue-share expense paid to our network partners, increased in the year ended December 31, 2023, compared to the year ended December 31, 2022. Our cost of revenues as a percentage of revenue increased to approximately 40% in the year ended December 31, 2023, from approximately 38% in the year ended December 31, 2022. This increase in our cost of revenues as a percentage of revenue resulted primarily due to an unfavorable channel partner mix.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, increased from 2022 to 2023 but our gross margin percentage decreased to 60.0% in 2023 from 62% in 2022 We had higher revenues in 2023, which increased gross margin but during 2023, there was a decrease in the percentage of activity flowing through our lower cost channels compared with 2022.

Operating Expenses

Total operating expenses increased to $69.3 million for the year ended December 31, 2023, from $51.3 million for the year ended December 31, 2022, an increase of approximately 35%. The increase includes approximately $6.7 million, related to impairment charges, approximately $4.5 million of transaction costs associated with the purchase of Medicx Health, and a loss on the disposal of a business of $2.1 million.

The detail by major category is reflected in the table below.

	Years Ended December 31
(in thousands)	2023	2022
Stock-based compensation	$13,717	$15,746
Depreciation and amortization	2,402	2,022
Impairment charges	6,738	—
Loss on disposal of a business	2,142	—
Transaction costs	4,482	—
Other sales, general, and administrative expense	39,820	33,490
Total operating expense	$69,302	$51,258

Stock-based compensation decreased to $13.7 million for the year ended December 31, 2023, from $15.7 million for the year ended December 31, 2022, as a result of the lower grant date fair value of awards due to declines in the Company’s stock price.

Depreciation and amortization increased to $2.4 million for the year ended December 31, 2023, from $2.0 million for the year ended December 31, 2022, as a result of the amortization associated with the identifiable intangibles arising from the Medicx Health acquisition.

The impairment charges recorded during 2023 relate to intangible assets, primarily technology and patent and trademarks relating to certain non-core products. The Company determined that the carrying value of these long-lived assets was not recoverable on an undiscounted basis and accordingly, an impairment charge was recognized to the extent fair value exceeds carrying value. The fair value of the assets was determined based on various estimates and assumptions including internal estimates of cash flows directly attributable to the assets, the useful life of the assets and residual value, if any.

The loss on disposal of a business is discussed in Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangibles.

Transaction related costs arose due to the acquisition of Medicx Health, discussed in Part II, Item 8. Financials Statements and Supplementary Data; Note 3 - Acquisitions.

Other sales, sales general, and administrative expense increased to $39.8 million for the year ended December 31, 2023 from $33.5 million for the year ended December 31, 2022. The acquisition of Medicx Health increased Operating expense, primarily compensation and amortization, by approximately $2.5 million year on year. In addition, within the other sales, general and administrative expenses, there were a variety of increases, the largest of which was in compensation, which increased by $3.3 million from $20.8 million in 2022 to $24.1 million in 2023. The increase is due to the addition of Medicx Health employees since the acquisition date and higher severance, employee benefit and commission costs.

Other income (expense)

Other Income (Expense) was comprised of the following:

	Years Ended December 31
(in thousands)	2023	2022
Other income (expense)
Interest expense	$(1,454)	$—
Other income	500	—
Interest income	2,192	852
	$1,238	$852

Interest expense represents interest charges on our Term Loan, which was raised during the year to partially fund the acquisition of Medicx Health, together with the amortization of the related issuance costs, (see Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt for further details concerning our Term loan).

Other income represents the net proceeds from the sale of customer assets, primarily contracts, relating to two non-core products.

Interest income represents interest earned on our short-term investments, which were realized during 2023 in order to partially fund the acquisition of Medicx Health. Interest earned in 2022 reflects the shorter period and lower average balance on amounts held in short-term investments during that period.

Income tax benefit

The income tax benefit recorded in 2023 represents the partial reversal of our valuation allowance, previously recorded against the value of our net operating loss (“NOL”) carryforwards. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the impact of the Medicx Health transaction on our consolidated tax returns, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies.

The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates.

Net Income (Loss)

We finished the year ended December 31, 2023 with a net loss of $17.6 million, compared to $11.4 million during the year ended December 31, 2022. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin partially offset by increased operating expenses. In addition, the loss in both periods included significant noncash items. We had $25.0 million in noncash operating expenses in 2023 compared to $17.8 million in noncash operating expenses in 2022.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. On October 11, 2023, we entered into a financing agreement that provided for a $38 million term loan (the “Term Loan”), the proceeds of which were to fund, in part, the acquisition of Medicx Health. See Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt.

As of December 31, 2023, we had total current assets of $54.3 million, compared with current liabilities of $17.9 million, resulting in working capital of $36.4 million and a current ratio of 3.0 to 1. This compares with a working capital balance of $90.2 million and a current ratio of 11.7 to 1 at December 31, 2022. This decrease in working capital, as discussed in more detail below, is primarily the result of our common stock buyback program and the acquisition of Medicx Health, which was funded from a combination of cash on hand, short-term investments and the Term Loan.

We believe that funds generated from operations, together with existing cash and cash equivalents, will be sufficient to finance our current operations and planned growth for the next twelve months. We do not anticipate the need to raise any additional cash to support operations. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations.

Contractual Obligations

The Company’s contractual obligations and cash commitments at December 31, 2023, consisted of long term debt, operating lease liabilities, and payments to partners to acquire minimum amounts of media, data or messaging capabilities as follows:

●	Long-term debt: Total obligations under the Term Loan were $38.3 million, with $2.0 million due over the next twelve months. For details regarding long-term obligations, see Part II, Item 8. Financial Statements and Supplementary Data; Note 12 – Long Term Debt in the Consolidated Financial Statements.

●	Lease liabilities: Total obligations under short- and long-term operating leases were $0.7 million, with $0.3 million due over the next twelve months. For details regarding short- and long-term operating lease liabilities, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Leases in the Consolidated Financial Statements.

●	Partner payment obligations: Total obligations for partner payments were $25.1 million, with $11.0 million due over the next twelve months. For details regarding the Company’s future payments to partners to acquire minimum amounts of media, data or messaging capabilities, see Part II, Item 8. Financial Statements and Supplementary Data; Note 16 – Commitments.

Term Loan

On October 11, 2023 (the “Loan Date”), in connection with the acquisition of Medicx Health, we entered into a financing agreement that provided for a $40.0 million term loan.

The outstanding principal amount of the Term Loan is repayable in quarterly installments on the last business day of each fiscal quarter commencing on December 31, 2023, in an amount equal to 1.25% of the principal amount. The outstanding unpaid principal amount of the Term Loan, and all accrued and unpaid interest thereon, shall be due and payable on the earliest of (i) the fourth anniversary of the closing of the financing agreement and funding of the Term Loan and (ii) the date on which the Term Loan is declared due and payable pursuant to the terms of the financing agreement.  The Term loan bears a variable interest rate which is currently priced at 14.1%.

We incurred debt issuance costs of approximately $2.3 million, in connection with this Term Loan and made repayments of approximately $1.7 million.

We are subject to market risks arising from changes in interest rates which relate primarily to the Term Loan our term loan, which is variable rate debt. (see Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt). Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.4 million on a pre-tax basis.

See Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt for additional information regarding the Term Loan.

Cash Flows

Following is a table with summary data from the consolidated statement of cash flows for the years ended December 31, 2023 and 2022, as presented.

(in thousands)	2023	2022
Net cash (used in) / provided by operating activities	$(7,239)	$10,654
Net cash used in investing activities	(25,337)	(58,176)
Net cash provided / (used in) by financing activities	28,220	(18,951)
Net decrease in cash and cash equivalents	$(4,356)	$(66,473)

Our operating activities used $7.2 million in the year ended December 31, 2023, as compared with approximately $10.7 million provided by operating activities in the year ended December 31, 2022. We had a net loss of $17.6 million for 2023, and a net increase in working capital of $7.9 million, notably accounts receivable, which increased as a result of higher fourth quarter billings, which was partially offset by non-cash expenses of $25.0 million.

The cash provided in 2022 was the result of our net loss of $11.4 million offset by non-cash expenses of $17.8 million and a decrease in net working capital of $4.0 million, generated by the collection of receivables.

Investing activities used $25.3 million in 2023, compared with $58.2 million in 2022. In addition to the cash payment, net of cash acquired of $82.9 million related to the acquisition of Medicx Health, we purchased $162.8 million and redeemed $218.7 million in Treasury bills during 2023. We also incurred capitalized software development costs of $0.8 million, and purchased $0.1 million of tangible property, primarily personal computers and received $2.5 million from the disposal of our Access products (see Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangibles).

During 2022, we made a $2.0 million investment in EvinceMed technology, purchased $55.9 million in Treasury bills and incurred $0.2 million and $0.1 million, respectively related to capitalized software development and tangible property.

Financing activities provided $28.2 million in 2023 and used $19.0 million in 2022. During 2023, we raised $38 million pursuant to the Term Loan to partially fund the acquisition of Medicx Health. In connection with the Term Loan we incurred debt issuance costs of approximately $2.3million, and have made repayments of approximately $1.7 million. In addition, during 2023, we repurchased 526,999 shares of common stock for $7.5 million.

The cash used in 2022, related to the repurchase of 1,214,398 shares of common stock for $20.0 million, partially offset by $1.1 million from the exercise of stock options.

Off Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. See Part II, Item 8. Financial Statements and Supplementary Data; Note 2 - Summary of Significant Accounting Policies, for a discussion of significant accounting policies. Actual results may differ materially from these estimates due to different assumptions or conditions. The following areas all require the use of subjective or complex judgments, estimates and assumptions:

Business Combination

Business combinations are accounted for under the acquisition method. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. In determining the fair value of assets acquired, including intangible assets, the Company uses a variety of methods. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's use of the asset, future cash inflows and outflows, probabilities of success, asset lives, and the appropriate discount rates. This judgement and determination effects the amount of consideration paid that is allocated to assets acquired and liabilities assumed in the business purchase transaction. The Company engages third-party appraisal firms to assist in determining fair value of assets acquired and liabilities assumed when appropriate.

During the remeasurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with a corresponding offset to goodwill.

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

Cost of Revenues

The primary cost of revenue is revenue-share expense. Based on the volume of transactions that are delivered through the channel partner network, we provide a revenue-share to compensate the partner for their promotion of the campaign. Revenue-shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue-share to ConnectiveRx as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. As our solution mix has expanded and our revenues have grown, financial messaging has become a smaller percentage of our revenues and these payments to ConnectiveRx, a smaller portion of our revenue-share. The contractual amount due to the channel partners is recorded as an expense at the time the message is distributed. Additionally, within the cost of revenues is data acquisition costs which are amortized over the period for which we have access to the data.

Intangible Assets

Intangible assets are stated at cost. Finite-lived assets are being amortized over their estimated useful lives of fifteen to seventeen years for patents, eight years for customer relationships, fifteen years for tradenames, two to four years for covenants not to compete, and three to ten years for software and websites, all using the straight-line method.

Intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows expected to be generated by the asset, or asset groups, to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted basis, an impairment is recognized to the extent fair value exceeds carrying value. Determining the extent of impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

We recorded impairment charges of $6.7 million against the value of our intangible assets during the year ended December 31, 2023. No events or circumstances were noted that would be indicative of potential impairment during the year ended December 31, 2022.

Goodwill

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change.

For both the years ended December 31, 2023 and 2022 our annual reviews determined there was no impairment as our single reporting unit had a fair value in excess of its carrying value. During the year ended December 31, 2023, following the disposal of the Access business, we performed an interim review of our goodwill balance and also determined that there was no impairment due the fair value of our single reporting unit being in excess of its carry value.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of the Company’s common shares, deterioration in its performance or its future projections, or changes in its plans for one or more reporting units.

Stock-based Compensation

We use the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant.

For time-based options, fair value is estimated using the Black-Scholes option pricing model that uses the following assumptions. Estimated volatilities are based on the historical volatility of our stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise behavior and to determine this term. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. We have never paid dividends and do not expect to pay any dividends in the future.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See section “Term Loan” under Liquidity and Capital Resources above.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (PCAOB id 1195);
F-4	Consolidated Balance Sheets as of December 31, 2023 and 2022;
F-5	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022;
F-6	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2023;
F-7	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2022;
F-8	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and
F-9	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Sates of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

To the Stockholders and Board of Directors of OptimizeRx Corporation

Page Two

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they related.

Critical Audit Matter - Revenue Recognition

As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is that significant judgment is exercised by the Company in determining revenue recognition for customer agreements and includes the following: (1) determining whether services are considered distinct performance obligations that should be accounted for separately versus together, (2) the pattern and timing of delivery for each distinct performance obligation, and (3) identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures we performed to address this critical audit matter included the following: (1) obtaining an understanding of the design and implementation of controls related to identifying distinct performance obligations, determining the timing of revenue recognition, and estimating any variable consideration, (2) selecting of a sample of customer agreements and testing management’s identification and treatment of contract terms, (3) testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements, (4) confirming data utilized to recognize revenue with third-party service providers to ensure completeness and accuracy of the data used to recognize revenue, and (5) confirming with the Company’s customers the contract terms and conditions of agreements and completion of the Company’s performance obligations under the contract.

Critical Audit Matter – Business Combination and Valuation of Intangible Assets

As disclosed in Notes 3 and 7 to the consolidated financial statements, on October 24, 2023, the Company completed the acquisition of Healthy Offers, Inc. (d/b/a Medicx Health or “Medicx”) for total consideration of approximately $95.9 million. Of the acquired intangible assets, $34 million of customer relationships and $8.3 million of technology solutions were recorded. The valuation methods used to determine the estimated fair value of these intangible assets included the multi-period excess earnings approach for customer relationships and the relief from royalty method for technology solutions. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted revenues, royalty rates, gross margins, discount rates, and attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and developed technology acquired in the acquisition of Medicx is a critical audit matter are (i) the significant judgment used by management when developing the fair value estimate of the customer relationships and developed technology acquired, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenues, gross margins, discount rate, and attrition rate for customer relationships and forecasted revenues, royalty rate, and discount rate for developed technology acquired, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

To the Stockholders and Board of Directors of OptimizeRx Corporation

Page Three

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) obtaining an understanding of the design and implementation of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology acquired, (ii) reading the purchase agreement, (iii) testing management’s process for developing the fair value estimate of the customer relationships and developed technology acquired, (iv) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management, (v) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods, and (vi) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, gross margins, discount rate, and attrition rate for customer relationships and forecasted revenues, royalty rate, and discount rate for developed technology acquired.

Evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenues and gross margins for customer relationships and developed technology involved considering (i) the current and past performance of the Medicx business and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the discount rate, royalty rate, and attrition rate assumptions for customer relationships and the royalty rate assumptions for developed technology acquired.

We have served as the Company’s auditor since 2020.

/s/ UHY LLP

Sterling Heights, Michigan

April 15, 2024

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$13,852,456	$18,208,685
Short-term investments	—	55,931,821
Accounts receivable, net of allowance for credit losses of $239,172 and $352,043 at December 31, 2023 and 2022, respectively	36,253,214	22,155,301
Taxes receivable	1,035,754	—
Prepaid expenses and other	3,189,468	2,280,828
Total Current Assets	54,330,892	98,576,635
Property and equipment, net	149,407	137,448
Other Assets
Goodwill	78,357,074	22,673,820
Patent rights, net	6,184,742	1,940,178
Technology assets, net	9,012,756	7,702,895
Tradename and customer relationships, net	34,198,084	3,379,838
Operating lease right-of-use assets	572,895	235,320
Security deposits and other assets	568,048	5,051
Total Other Assets	128,893,599	35,937,102
TOTAL ASSETS	$183,373,898	$134,651,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,000,000	$—
Accounts payable – trade	2,227,177	1,549,979
Accrued expenses	7,754,781	2,601,246
Revenue share payable	5,505,701	3,990,440
Current portion of lease liabilities	221,625	89,902
Deferred revenue	171,841	164,309
Total Current Liabilities	17,881,125	8,395,876
Non-current Liabilities
Long-term debt, net	34,230,737	—
Lease liabilities, net of current portion	371,438	144,532
Deferred tax liabilities, net	4,337,424	—
Total Liabilities	56,820,724	8,540,408
Commitments and contingencies (See Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 19,899,679 and 18,288,571 shares issued at December 31, 2023 and 2022, respectively	19,899	18,289
Treasury stock, $0.001 par value,1,741,397 and 1,214,398 purchased at December 31, 2023 and 2022, respectively	(1,741)	(1,214)
Additional paid-in-capital	190,792,980	172,785,800
Accumulated deficit	(64,257,964)	(46,692,098)
Total Stockholders’ Equity	126,553,174	126,110,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,373,898	$134,651,185

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2023	For the year ended December 31, 2022

Net revenue	$71,521,506	$62,450,156
Cost of revenues, exclusive of depreciation and amortization presented separately below	28,621,589	23,483,336
Gross margin	42,899,917	38,966,820

Operating Expenses
Stock-based compensation	13,717,333	15,745,822
Loss on disposal of a business	2,142,319	—
Impairment charges	6,737,580	—
Depreciation and amortization	2,401,628	2,022,029
Other sales, general and administrative expenses	44,302,771	33,489,707
Total operating expenses	69,301,631	51,257,558
Loss from operations	(26,401,714)	(12,290,738)
Other income (expense)
Interest expense	(1,453,764)	—
Other income	500,001	—
Interest income	2,191,689	852,298
Total other income (expense), net	1,237,926	852,298
Loss before provision for income taxes	(25,163,788)	(11,438,440)
Income tax benefit	7,597,922	—
Net loss	$(17,565,866)	$(11,438,440)
Weighted average number of shares outstanding – basic	17,124,801	17,783,992
Weighted average number of shares outstanding – diluted	17,124,801	17,783,992
Loss per share – basic	$(1.03)	$(0.64)
Loss per share – diluted	$(1.03)	$(0.64)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2023

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	18,288,571	$18,289	(1,214,398)	$(1,214)	$172,785,800	$(46,692,098)	$126,110,777
Stock-based compensation expense
Options	—	—	—	—	5,925,416	—	5,925,416
Restricted stock	—	—	—	—	7,791,917	—	7,791,917
Issuance of common stock:
For stock options exercised	24,668	25	—	—	181,081	—	181,106
For acquisition	1,444,581	1,444	—	—	12,089,698	—	12,091,142
For restricted stock units vested, net of cancelled units	141,859	141	—	—	(459,033)	—	(458,892)
Repurchase of common stock	—	—	(526,999)	(527)	(7,521,899)	—	(7,522,426)
Net loss for the year	—	—	—	—	—	(17,565,866)	(17,565,866)
Balance, December 31, 2023	19,899,679	$19,899	(1,741,397)	$(1,741)	$190,792,980	$(64,257,964)	$126,553,174

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2022

	Common Stock		Treasury Stock		Additional Paid-in	Accumulate
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	17,860,975	$17,861	$—	$—	$166,615,514	$(35,253,658)	$131,379,717
Stock-based compensation expense
Options	—	—	—	—	4,956,619	—	4,956,619
Restricted stock	—	—	—	—	10,789,203	—	10,789,203
Issuance of common stock:
For stock options exercised	156,910	157	—	—	1,205,724	—	1,205,881
For acquisition	240,741	241	—	—	9,374,214	—	9,374,455
For restricted stock units vested, net of cancelled units	29,945	30	—	—	(132,430)	—	(132,400)
Repurchase of common stock	—	—	(1,214,398)	(1,214)	(20,023,044)	—	(20,024,258)
Net loss for the year	—	—	—	—	—	(11,438,440)	(11,438,440)
Balance, December 31, 2022	18,288,571	$18,289	(1,214,398)	$(1,214)	$172,785,800	$(46,692,098)	$126,110,777

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,565,866)	$(11,438,440)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	2,401,628	2,022,029
Asset impairment charges	6,737,580	—
Loss on disposal of business	2,142,319	—
Increase in bad debt expense	665,973	363,512
Stock-based compensation	13,717,333	15,745,822
Amortization of debt issuance costs	210,737	—
Change in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,712,954)	2,281,773
Prepaid expenses and other assets	(573,333)	2,650,951
Accounts payable	(1,320,150)	943,171
Revenue share payable	1,515,262	(387,776)
Accrued expenses and other liabilities	1,305,164	(301,366)
Deferred tax liabilities	(7,695,374)	—
Deferred revenue	(67,472)	(1,225,598)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(7,239,153)	10,654,078

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(87,073)	(81,005)
Proceeds from sale of property and equipment	10,000	—
Cash paid for acquisitions, net of cash acquired	(82,947,264)	(2,000,000)
Proceeds from sale of business	2,540,000	—
Purchase of short-term investments	(162,777,510)	(55,931,821)
Redemptions of short-term investments	218,709,331	—
Capitalized software development costs and other	(784,349)	(163,560)
NET CASH USED IN INVESTING ACTIVITIES	(25,336,865)	(58,176,386)

CASH FLOWS (USED IN ) / PROVIDED BY FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	37,730,000	—
Repayment of long-term debt	(1,710,000)	—
Repurchase of common stock	(7,522,426)	(20,024,258)
Proceeds from exercise of stock options, net of cash paid for withholding taxes	(277,785)	1,073,481
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	28,219,789	(18,950,777)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,356,229)	(66,473,085)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,208,685	84,681,770
CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,852,456	$18,208,685
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,212,619	$—
ROU assets obtained in exchange for lease obligations	$459,580	$—
Reduction of EvinceMed purchase price for amounts previously paid	$—	$708,334
Shares issued in connection with acquisition	$12,091,142	$9,374,455
Cash paid for income taxes	$48,222	$—

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx is a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over two million U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary point-of-care network, as well as mass digital communications channels, OptimizeRx helps life sciences organizations engage and support their customers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the allowance for credit losses, carrying value of assets, fair values assigned to acquired long-lived assets, depreciable and amortizable lives of tangible and intangible assets, the carrying value of liabilities, the valuation allowance for deferred tax assets, the timing of revenue recognition and related revenue-share expenses, and inputs used in the calculation of stock based compensation. Actual results could differ from these estimates.

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation, a Nevada corporation, and its wholly owned subsidiaries: OptimizeRx Corporation, a Michigan corporation, Healthy Offers, Inc., a Nevada corporation, CareSpeak Communications, Inc., a New Jersey corporation, Cyberdiet, a controlled foreign corporation incorporated in Israel, and CareSpeak Communications D.O.O., a controlled foreign corporation incorporated in Croatia. Together, these companies are referred to as “OptimizeRx” and “the Company.” All material intercompany transactions have been eliminated.

Segment reporting

We operate in one reportable segment and use consolidated net income as its measure of segment profit and loss. Overall, our business involves connecting life science companies to patients and providers. We have a common customer base for all of our solutions, which are primarily all communications with healthcare providers or patients on behalf of life science customers. Our customers are geographically located in the U.S., although we have two technology centers located internationally. We do not prepare separate internal income statements by solution as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.

Reclassifications

Certain items in the previous year financial statements have been reclassified to match the current year presentation.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency

The Company’s functional currency is the U.S. dollar, however it pays certain expenses related to its two foreign subsidiaries in the local currency, which is the shekel for its subsidiary in Israel and the euro for its Croatian subsidiary. All transactions are recorded at the exchange rate at the time of payment. If there is a time lag between the time of recording the liability and the time of payment, a gain or loss is recorded in the Consolidated Statement of Operations due to any fluctuations in the exchange rate.

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

The Company’s carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair values due to their short maturities.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. The Company does not seek collateral to secure its accounts receivable and amounts billed are are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.

The Company’s customers are primarily large well-capitalized companies, and historically there has been very little bad debt expense. Bad debt expense was $665,973 and $363,512 for the years ended December 31, 2023 and 2022, respectively. The allowance for credit losses was $239,172 and $352,043 as of December 31, 2023 and 2022, respectively.

The changes in the allowance for credit losses in each of the years ended December 31, 2023 and 2022, were as follows:

	2023	2022
Balance at beginning of year	$352,043	$241,219
Bad debt expense	665,973	363,512
Write-offs	(778,844)	(252,688)
Balance at end of year	$239,172	$352,043

From time to time, we may record revenue based on our revenue recognition policies described below in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $4,198,312, and $3,582,735, at December 31, 2023, and 2022, respectively.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over their estimated useful lives of three to five years for office equipment and three years for computer equipment using the straight-line method of depreciation for book purposes. Maintenance and repair charges are expensed as incurred.

Leases

Lease-related assets, or Operating lease right-of-use (“ROU”) assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. The Company reviews all options to extend, terminate, or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

The short-term lease recognition exemption is applied for leases with terms at commencement of not greater than 12 months.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-lived assets, such as property and equipment and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows expected to be generated by the asset, or asset groups, to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted basis, an impairment is recognized to the extent fair value exceeds carrying value. Determining the extent of impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

We recorded impairment charges of $6.7 million against the value of our intangible assets during the year ended December 31, 2023. No events or circumstances were noted that would be indicative of any potential impairment during the year ended December 31, 2022.

Goodwill

Goodwill represents the excess of the purchase price over the far value assigned to the net tangible and identifiable intangible assets of an acquired business.

Goodwill is assessed for impairment at least annually as of December 31, of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value.

The fair value of a reporting unit is calculated using the income approach (including Discounted Cash Flow (“DCF”) and validated using a market approach with the involvement of a third-party valuation specialist. The income approach uses expected future cash flows for the reporting unit and discounts those cash flows to present value. Expected future cash flows are estimated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies. Future acquisitions or divestitures are not included in the expected future cash flows. The Company uses a discount rate based on a calculated weighted average cost of capital which is adjusted for company specific risk premiums. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. The Company then reconciles the calculated fair values to its market capitalization. The fair value is then compared to its carrying value including goodwill. If the fair value is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value.

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
DECEMBER 31, 2023

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

The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, or content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting. We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider program design and related consulting services to be performance obligations separate from the delivery of messages. The net contract balance for contracts in progress at December 31, 2023 and 2022 was $2.0 million and $5.4 million, respectively. The outstanding performance obligations are expected to be satisfied during the year ended December 31, 2024.

In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended 2023, there were three contracts with customers that included a rebate clause.

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

	2023	2022
Revenue recognized over time	$63,527,477	$55,437,418
Revenue recognized at a point in time	7,994,029	7,012,738
Total Revenue	$71,521,506	$62,450,156

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cost of Revenues

Cost of Revenues include revenue-share expense and costs associated with licensing data from third parties. Cost of revenues does not include depreciation and amortization which is listed separately on the statements of operations. Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue-share to compensate the partner, or others, for their promotion of the campaign. Revenue-shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns.

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

Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, the Company evaluates all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

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

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2023 and 2022 the Company had $13,260,816 and $15,669,837, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company expenses research and development expenses as incurred. There was no research and development expense for the years ended December 31, 2023 and 2022.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs, included in Other general and administrative expenses were $775,548 and $743,975, for the years ended December 31, 2023 and 2022, respectively.

Stock-based Compensation

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant.

For restricted stock awards, the fair value is based on the market value of the Company’s common stock on the date of grant. For market based restricted stock units, the fair value was estimated using a Monte Carlo simulation model. This valuation technique included estimating the movement of stock prices and the effects of volatility, interest rates and dividends. At the year ended December 31, 2023 there are no market based restricted stock units outstanding.

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

	2023	2022
Expected dividend yield	0%	0%
Risk free interest rate	3.76% - 4.74%	0.82% - 4.38%
Expected option term	3.5 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	67% - 72%	68% - 71%
Weighted average grant date fair value	$6.58	$12.82

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

Loss Per Common and Common Equivalent Share

The computation of basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain awards that were excluded from the diluted loss per common share calculation in 2023 and 2022 was 31,727 and 93,626 related to options, and 52,607 and 170,859 related to restricted stock units, for a total of 84,334 and 264,485, respectively, because they are anti-dilutive, as a result of the net losses incurred in each of the years ended December 31, 2023 and 2022.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2023 and 2022 consisted of the following:

	Year ended December 31, 2023
	Net (Loss)	Shares	Per Share Amount
Basic EPS	$(17,565,866)	17,124,801	$(1.03)
Effect of dilutive securities	—	—	—
Diluted EPS	$(17,565,866)	17,124,801	$(1.03)

	Year ended December 31, 2022
	Net Income	Shares	Per Share Amount
Basic EPS	$(11,438,440)	17,783,992	$(0.64)
Effect of dilutive securities	—	—	—
Diluted EPS	$(11,438,440)	17,783,992	$(0.64)

Recently Issued Accounting Guidance

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

Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 3 – ACQUISITIONS

On October 24, 2023, the Company acquired 100% of the issued and outstanding preferred and common stock of Healthy Offers, Inc., a Nevada corporation d/b/a Medicx Health. Medicx Health is a healthcare consumer-focused omnichannel marketing and analytics company. The acquisition of Medicx Health is expected to enhance and expand the Company’s technology offerings, providing additional opportunities for revenue growth.

The acquisition date fair value of consideration transferred was calculated as follows:

Net cash transferred	$83,888,239
Fair value of common stock transferred	12,091,142
Fair value of consideration transferred	$95,979,381

The goodwill balance reflects the benefits associated with future iterations of the technology platforms, new customer relationships anticipated as a result of the transaction and market participant synergies from economies of scale and is not deductible for tax purposes.

In addition, the Company is required to remit, upon collection from the appropriate authorities, approximately $1.0 million related to certain state and federal income tax receivables which were included on Medicx Health’s balance sheet at the date of acquisition. The Company has recorded $1.0 million in Taxes receivable, to reflect the receivables due to the Company and $1.0 million in Accrued expenses, to reflect the total amount due to the former stockholders of Medicx Health.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Assets Acquired
Cash	$940,974
Accounts receivable	6,028,048
Taxes receivable	1,035,754
Prepaid expenses and other	912,719
Property and equipment	33,476
Customer relationships intangible	34,000,000
Trademark and patent intangible	5,700,000
Technology intangibles	8,300,000
Operating lease right-of-use assets	145,075
Deposits	9,727
57,105,773
Liabilities Assumed
Accounts payable	1,997,348
Accrued expenses	3,848,403
Lease liabilities	166,098
Deferred revenue	75,003
Deferred tax liabilities	12,032,798
18,119,650
Net assets acquired	38,986,123
Goodwill	56,993,258

Fair value of consideration transferred	$95,979,381

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 3 – ACQUISITIONS (CONTINUED)

The Company used a third-party valuation specialist to value the intangible assets acquired. The identifiable intangibles are being amortized on a straight line basis over the following estimated useful lives:

Customer relationship intangible	15 years
Trademark and patent intangible	10 years
Technology intangibles	4 to 10 years

The Company recognized $4.3 million of acquisition related costs that were expensed in the current period. These costs are included in the consolidated statement of operations in the line item entitled “Other sales, general and administrative expenses.”

The results of operations of Medicx Health have been included in the consolidated statement of operations since the date of acquisition.

The amounts of revenue and net income of Medicx Health included in the Company’s consolidated statement of operations for the period from the acquisition date until December 31, 2023, are as follows:

Revenue	$4,546,497
Net income	314,082

The following represents the pro-forma consolidated statement of operations as if Medicx Health had been included in the consolidated results of the Company for the full years ended December 31, 2023, and 2022:

	Year ended December 31, 2022
Pro-forma consolidated statement of operations	2023	2022
Revenue	$97,066,241	$90,521,236
Net loss	(18,616,303)	(16,157,521)

These amounts have been calculated after applying the Company’s accounting policies, adjusting Medicx Health results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2022, full year interest expense associated with the term loan and elimination of interest income on short-term investments that were used to fund the acquisition, one time transaction related items, including the amounts incurred by the Company, discussed above and $9.6 million in transaction related expenses incurred by Medicx Health.

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

The consideration was comprised of $2.0 million in cash, the issuance of 240,741 shares of common stock valued at $9,374,455, and $708,334 of amounts previously paid. The total purchase price was $12,082,789. Of the 240,741 shares of common stock, 185,185 were issued at closing and 55,556 were issued but held back to secure potential adjustments to the purchase price that may result from the indemnification obligations of and the EvinceMed shareholder indemnitors. The holdback amount will be released twelve months from the closing, subject to any adjustments for the payment by EvinceMed and the shareholder indemnitors for its and their indemnification obligations. The purchase price was allocated to acquired technology totaling $4,149,000 with an estimated useful life of 8 years and the remaining $7,933,789 was allocated to goodwill. Goodwill represents the processes and synergies expected by integrating those processes with our own. The full amount of goodwill will be deductible for tax purposes using a 15 year life. The increase in goodwill for the period is fully accounted for by this acquisition. We determined pro forma data was immaterial for financial reporting purposes.

Acquisition costs of approximately $19,739 were expensed as incurred.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 4 – INVESTMENT SECURITIES

There were no investment securities held at December 31, 2023.

At December 31, 2022 the Company held $55.9 million in U.S. government and agency securities. All securities had maturity dates of less than one year. The Company reported these securities at amortized cost. The amortized cost approximates fair value at December 31, 2022 due to the short nature of the securities.

Proceeds from the maturities of these securities during 2023 were used to partially fund the acquisition of Medicx Health. See Note 3 - Acquisitions.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Revenue share and exclusivity payments	$1,495,127	$1,025,000
Software	407,480	408,063
Insurance	369,504	221,580
Data	513,244	152,533
Other	404,113	473,652
Total prepaid expenses	$3,189,468	$2,280,828

NOTE 6 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Computer equipment	$266,370	$230,467
Furniture and fixtures	33,899	38,500
	300,269	268,967
Less accumulated depreciation	150,862	131,519
Property and equipment, net	$149,407	$137,448

Depreciation expense was $99,849 and $85,725 for the years ended December 31, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our goodwill is related to the acquisitions of Medicx Health in 2023, EvinceMed in 2022, RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018. Goodwill is not amortizable for financial statement purposes.

The Company performed its annual goodwill impairment review in the fourth quarters of each of the years ended December 31, 2023 and 2022, and also performed an interim impairment review as of November 30, 2023, following the completion of the transaction with Mercalis, Inc., which is discussed below. In both cases it was determined that the fair value of the Company’s single reporting unit was greater than its carrying value.

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The fair value of any reporting units, used in the annual assessments in 2023 and 2022, is classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates.

Changes in the carrying amount of goodwill on the consolidated balance sheet consist of the following:

Balance at January 1, 2022	$14,740,031
Acquisitions	7,933,789
Impairments	—
Balance January 1, 2023	$22,673,820
Acquisitions	56,993,258
Disposal of business	(1,310,004)
Impairments	—
Balance December 31, 2023	$78,357,074

During the year ended December 31, 2023, we entered into various agreements, including a Product License Agreement and Platform Assets Purchase Agreement, with Mercalis, Inc.(“Mercalis”), collectively the “Transaction”. Under the terms of the Transaction, Mercalis agreed to purchase certain customer contract assets and liabilities related to the Company’s Access and Patient Engagement technologies. In addition, Mercalis was granted a perpetual license to the Access products and a non-exclusive two-year term license to the Patient Engagement products. Total consideration due for the Transaction was $3,740,000 including $2,540,000 related to the Access products.

The Access products portion of the Transaction was deemed to be the disposal of a business for accounting purposes and accordingly the Company recorded a loss on disposal of $2,142,319 including the allocation of a portion of the Company’s goodwill balance of $1,310,004 and the net book value of the underlying technology assets of $3,327,844.

Intangible Assets

Intangible assets included on the consolidated balance sheets consist of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$7,163,729	$978,987	$6,184,742	8.8
Technology assets	12,387,622	3,374,866	9,012,756	6.6
Other intangible assets
Tradename	134,000	—	134,000	10.7
Non-compete agreements	1,093,000	1,093,000	—	—
Customer relationships	34,923,000	858,916	34,064,084	14.6
Total Tradename and customer relationships	36,150,000	1,951,916	34,198,084
Total intangible assets	$55,701,351	$6,305,769	$49,395,582

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$3,364,729	$1,424,551	$1,940,178	8.5
Technology assets	12,859,660	5,156,765	7,702,895	5.1
Other intangible assets
Tradename	3,586,000	776,966	2,809,034	11.7
Non-compete agreements	1,093,000	1,093,000	—	—
Customer relationships	923,000	352,196	570,804	7.4
Total other	5,602,000	2,222,162	3,379,838
Total intangible assets	$21,826,389	$8,803,478	$13,022,911

During the year ended December 31, 2023, we recorded asset impairment charges of $6,737,580 relating to Technology assets patent rights and tradenames that were not considered to be core solutions on a go forward basis, resulting in lower projected revenues for these solutions, as well as the outcome of the disposal of the Access products discussed above.

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 years
Technology assets	3 – 10 years

The Company recorded amortization expense of $2,301,779 and $1,936,304 in the years ended December 31, 2023 and 2022, respectively. Expected future amortization expense of the intangibles assets as of December 31, 2023 is as follows:

Year ended December 31,
2024	$4,202,841
2025	4,128,899
2026	4,079,117
2027	3,972,613
2028	3,724,330
Thereafter	29,287,782
Total	$49,395,582

OPTIMIZERx CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 8 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $171,841 and $164,309 as of December 31, 2023 and 2022, respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity in the deferred revenue account for the year ended December 31, 2023.

Balance January 1, 2023	$164,309
Revenue recognized	(12,358,640)
Amount collected	12,291,169
Amount acquired	75,003
Balance December 31, 2023	$171,841

Following is a summary of activity in the deferred revenue account for the year ended December 31, 2022.

Balance January 1, 2022	$1,389,907
Revenue recognized	(13,455,253)
Amount collected	12,229,655
Balance December 31, 2022	$164,309

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former Chief Executive Officer (“CEO”), in exchange for a total payment in shares of common stock and options valued at $930,000 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2023.

Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers we generate revenue from, such as agencies or resellers. During the years ended December 31, 2023 and 2022, we have recognized $335,897 and $401,972, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of December 31, 2023. No shares were issued or outstanding in either 2022 or 2023.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of December 31, 2023. There were 18,158,282 and 17,074,173 shares of common stock outstanding, net of shares held in treasury, at December 31, 2023 and 2022, respectively.

We issued 24,668 shares of common stock and received proceeds of $181,106 in 2023 in connection with the exercise of options under our 2013 Equity Incentive Plan. We also issued 156,910 shares of common stock and received proceeds of $1,205,881 in 2022 in connection with the exercise of options under our 2013 Equity Incentive Plan.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

We issued 141,859 shares of common stock in 2023 and 29,945 shares of common stock in 2022 in connection with the vesting of restricted stock units under our 2013 and 2021 Equity Incentive Plans and discussed in greater detail in Note 11, Stock Based Compensation. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the year ended December 31, 2023 and 2022, respectively, 42,489 and 8,416 shares, valued at $458,892 and $132,400, were surrendered and subsequently cancelled.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company may repurchase up to $15 million of its outstanding common stock. This stock repurchase authorization expires on the earlier of March 12, 2024, or when the repurchase of $15 million of shares of its common stock has been reached. Through December 31, 2023, the Company repurchased 526,999 shares of our common stock for a total of $7,522,426, including commissions paid on repurchases. At December 31, 2022, the Company repurchased 1,214,398 shares of our common stock for a total of $20,021,830, including commissions paid on repurchases. These shares were recorded as Treasury Shares using the par value method.

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

The first plan is known as the 2013 Incentive Plan (the “2013 Plan”) and was established by the Board of Directors of the Company in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended plan was approved by shareholders. A total of 345,435 shares of common stock underlying options and 111,628 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2023. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. At December 31, 2023, there were no shares available for grant under the 2013 Plan.

In 2021, the Company adopted a new plan known as the 2021 Equity Incentive Plan (“2021 Plan”). The plan was established by the Board of Directors and approved by shareholders in August 2021. A total of 2,500,000 shares are authorized for issuance under the 2021 Plan. A total of 1,209,626 shares of common stock underlying options and 631,581 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2023. At December 31, 2023, 276,844 shares were available for grant under the 2021 Plan.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

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

Stock Options

The compensation cost that has been charged against income related to options for the years ended December 31, 2023 and 2022, was $5,925,416 and $4,956,619, respectively. No income tax benefit was recognized in the consolidated statements of income and no compensation was capitalized in any of the years presented. During the year ended December 31, 2023, we granted certain performance based options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period. The fair value of these instruments was calculated using the Black-Scholes option pricing model.

During 2022, the Company granted certain performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period.

The Company had the following option activity during the year ended December 31, 2023 and 2022:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at January 1, 2022	783,547	$34.17
Granted	862,938	$25.43
Exercised	(156,910)	$7.69
Expired or forfeited	(182,705)	$37.13
Outstanding at December 31, 2022	1,306,870	$31.14	2.7	$1,537,752
Granted	426,703	$12.50
Exercised	(24,668)	$7.34
Expired or forfeited	(153,844)	$30.70
Outstanding, December 31, 2023	1,555,061	$26.38	3.4	$1,046,481
Exercisable, December 31, 2023	586,274	$33.10	2.6	$239,110

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The table below reflects information for the total options outstanding at December 31, 2023

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.20 to $10.00	108,044	4.3	$8.02
$10.00 to $20.00	851,751	3.8	$14.35
$20.00 to $40.00	247,284	2.7	$33.91
$40.00 to $60.00	247,723	2.6	$48.30
$60.00 to $96.70	100,259	2.7	$75.54
Total	1,555,061	3.4	$26.38

The table below reflects information for the vested options outstanding at December 31, 2023.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.20 to $10.00	15,667	1.1	$7.54
$10.00 to $20.00	222,707	2.9	$14.34
$20.00 to $40.00	143,670	2.4	$31.79
$40.00 to $60.00	138,776	2.5	$49.36
$60.00 to $96.70	65,454	2.7	$75.80
Total	586,274	2.6	$33.58

A summary of the status of the Company’s non-vested options as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below.

Nonvested Options	Options	Weighted average exercise price
Nonvested at January 1, 2022	1,056,187	$30.51
Granted	426,703	$12.50
Vested	(381,992)	$31.61
Forfeited	(132,111)	$52.07
Nonvested at December 31, 2023	968,787	$22.03

There is $8,956,198 of expense remaining to be recognized over a period of approximately 1.77 years related to options outstanding at December 31, 2023.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Units

The Company had the following restricted stock unit (“RSU”) activity during the years ended December 31, 2023 and 2022:

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2022	399,738	$52.99
Granted	467,043	$25.69
Forfeited	(39,346)	$44.06
Shares issued	(29,945)	$59.41
Withheld and cancelled	(8,416)	$68.69
Outstanding at December 31, 2022	789,074	$36.95	2.0
Granted	383,406	$12.30
Forfeited	(244,923)	$58.18
Vested and issued	(141,859)	$31.38
Withheld and cancelled	(42,489)	$32.47
Outstanding at December 31, 2023	743,209	$18.62	1.7

The Company granted restricted stock units of 383,406 and 467,043 units in 2023 and 2022, respectively, and valued at $4,714,564 and $11,996,111, respectively. These restricted stock units vest over a period of 1 year to 5 years. The Company recognized expense of $7,791,917 and $10,789,203 in 2023 and 2022, respectively, related to these restricted stock units. A total of $11,106,405 remains to be recognized at December 31, 2023 over a period of 1.95 years.

In the year ended December 31, 2023, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding tax. Of the shares issued to participants during the year ended December 31, 2023 and 2022, respectively, 42,489 and 31,243 shares, valued at $458,892 and $100,290, were surrendered and subsequently cancelled.

During 2022, the Company granted certain performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these restricted stock units recorded during the period.

Non-employee Directors Compensation

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. The Company granted 26,470 restricted stock units to its non-employee directors, valued at $750,130 in 2022. These restricted stock units vested in 2023. There were 50,305 restricted stock units, valued at $750,050 granted to the non-employee directors in 2023 that will vest in 2024, 12 months from the grant dates.

Equity Award Modification

On April 16, 2023, the Compensation Committee approved a grant to the CEO of 86,685 restricted stock units and 161,698 stock options with a grant date fair value of $2.5 million to vest over a three-year period. Concurrently, the CEO forfeited his October 2021 grant of 182,398 market-based restricted stock units. The forfeiture and accompanying grant are considered an equity modification according to ASC 718, Compensation-Stock Compensation. The additional compensation value created by the termination and issuance of new equity awarded, as measured using a Monte Carlo simulation, was approximately $1.9 million in total. Under ASC 718 this results in a non-cash expense in current and future periods to be recognized over a three-year period. These expense values are reflected and included in the option and restricted stock expense values discussed above.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 12 – LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2023 and 2022:

	2023	2022
Term loan, due in 2027	$38,290,000	$—
Less: current portion of long-term debt	(2,000,000)	—
Less: unamortized issuance costs	(2,059,263)	—
Long-term debt, net	$34,230,737	$—

On October 11, 2023, the Company entered into a Financing Agreement (the “Financing”) which provided for a term loan (the “Term Loan”) of $40 million, the net proceeds of which were used to partially finance the Medicx Health transaction described in Note 3 “Acquisitions”. In connection with the Financing the Company incurred issuance costs of approximately $2.3 million, which were capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the year ended December 31, 2023, was $210,737.

The Company’s obligations under the Financing are secured by all of the Company’s and its subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).

The Term Loan is repayable in quarterly installments, beginning December 31, 2023, equivalent to 1.25% or $500,000, of the original principal amount, with the outstanding unpaid principal and all accrued but unpaid interest due and payable on the earlier of (i) the fourth anniversary of the closing date of the Term Loan or (ii) the date on which the Term Loan is declared due and payable pursuant to the terms of the Financing.

The Company may prepay, subject to an Applicable Premium, 3% if the prepayment is made on a date that is up to and including the first anniversary of closing, 2%, if the prepayment is made up to and including the second anniversary, 1% if the prepayment is made up to and including the third anniversary and zero thereafter, all or a portion of the Term Loan and, under certain circumstances, including certain asset disposals and the raising of indebtedness not permitted under the Financing is required to make mandatory prepayments of the principal balance. If the prepayment occurs within 12 months of the date of the loan, the Company is also required to pay lost interest from the prepayment date to one year from the loan funding date.

In addition, the Company is required to make a mandatory prepayment on March 31, of each year, commencing with 2025, equivalent to Excess Cash Flow multiplied by a percentage factor of 25%, if the leverage ratio is 3.60 to 1.00 or less, 50% if the leverage ratio is greater than 3.60 to 1 or less than or equal; to 4.10 to 1.00 and 75%, if the leverage ratio is greater than 4.10 to 1.00. Excess Cash Flow is defined in the Financing as Consolidated EBITDA for the previous fiscal year less scheduled principal and interest payments, capital expenditure, cash taxes and any cash expenses/gains added back to net income in the calculation of Consolidated EBITDA, adjusted for any increase/decrease in working capital during the fiscal year.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 12 – LONG-TERM DEBT (CONTINUED)

During the year ended December 31, 2023, the Company made total principal repayments of $1.7 million, including a mandatory prepayment of $1.2 million as a result of an asset sale completed during the year.

At the Company’s option the Term Loan, or any portion thereof bears interest at either:

a.	The greater of (a) 4.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the one month Secured Funds Overnight Rate (“SOFR”), plus an adjustment of 26.161 basis point and 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate”, plus an Applicable Margin of 7.5%; or

b.	Three-month SOFR plus an adjustment of 26.161 basis points and an Applicable Margin of 8.5%

As of December 31, 2023, the Loan bears interest at 14.1% per annum, with the effective interest rate for the year ended December 31, 2023, including the amortization of debt issuance costs and Applicable Premium and interest penalties of $181,895 associated with the prepayment during the year ended December 31, 2023, was 19.6%.

The Financing requires the Company to maintain the following financial covenants:

a.	A maximum leverage ratio, as defined in the Financing as follows:

Fiscal Quarter End	Leverage ratio
March 31, 2024	4.50 to 1.00
June 30, 2024	4.00 to 1.00
September 30, 2024	3.50 to 1.00
December 31, 2024	3.00 to 1.00
March 31, 2025	2.50 to 1.00
June 30, 2025	2.25 to 1.00
September 30, 2025, and thereafter	2.00 to 1.00

b.	Liquidity, as defined in the Financing, of at least $5.0 million.

The Company was in compliance with its financial covenants as of December 31, 2023, and received a waiver from its lender to extend the date for providing the Company's audited financial statements from March 31, 2024, to April 15, 2024.

The Financing contains customary events of default, which include, (subject to, in certain circumstances to grace and cure periods), non-payment of principal and interest, non-compliance with certain covenants, commencement of bankruptcy proceedings and a change in control.

Payments due on the Loan in each of the next four years subsequent to December 31, 2023, are as follows:

For the year ending December 31,
2024	$2,000,000
2025	2,000,000
2026	2,000,000
2027	32,290,000
$38,290,000

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as ROU assets and Operating lease liabilities.

For the years ended December 31, 2023 and 2022, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	2023	2022

Operating lease cost	$95,765	$100,771
Short-term lease cost (1)	38,850	75,784
Total lease cost	$134,615	$176,555

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of December 31, 2023:

For the year ending December 31,
2024	$260,016
2025	178,082
2026	113,802
2027	65,866
2028	45,160
Total	662,926
Less: present value discount	69,863
Total lease liabilities	$593,063

The weighted average remaining lease term for operating leases is 3.17 and the weighted average discount rate used in calculating the operating lease asset and liability is 6.7%. Cash paid for amounts included in the measurement of lease liabilities was $78,875. For the year ended December 31, 2023, payments on lease obligations were $91,228 and amortization on the right of use assets was $94,564. For the year ended December 31, 2022, payments on lease obligations were $101,405 and amortization on the right of use assets was $101,433.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2023 or 2022. No other customers accounted for more than 10% of revenue in either year presented.

	2023		2022
	$	%	$	%
Customer A	5,825,151	8.1	6,817,682	10.9
Customer B	10,275,210	14.4	3,876,580	6.2

Our accounts receivable included two agencies, that represented multiple customers, that individually made up more than 10% of our accounts receivable at December 31, 2023 in the percentages of 28.3% and 14.1%. As of December 31, 2022, our accounts receivable included two entities, including one agency that represented multiple customers that individually made up more than 10% of our accounts receivable in the percentages of 13.3% and 10.8%.

The Company generates a portion of its revenues through its EHR and ePrescribe partners. There were three key partners and/or vendors through which 10% or greater of its revenue was generated in either 2023 or 2022 as set forth below. The amounts in the table below reflect the amount of revenue generated through those partners.

	2023		2022
	$	%	$	%
Partner A	26,035,135	36.4	19,882,511	31.8
Partner B	13,955,426	19.5	12,494,227	20.0
Partner C	6,498,694	9.1	6,578,661	10.5

NOTE 15 – INCOME TAXES

As of December 31, 2023, the Company had net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $16.7 million, consisting of pre-2018 losses in the amount of approximately $3.3 million that expire from 2033 through 2037, and post-2017 losses in the amount of approximately $13.4 million that will never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2008 as a Nevada Corporation. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 15 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Federal income tax benefit (expense) attributable to:
Current operations	$5,284,000	$2,402,000
State tax effect, net of federal benefit	569,000	545,000
Option exercise benefits (expenses), net of Section 162M limitations	(3,100,000)	(268,000)
Transaction costs	(360,000)	—
Other adjustments	44,922	221,000
Valuation allowance	5,160,000	(2,900,000)
Income tax benefit	$7,597,922	$—

	2023	2022

Current tax benefit (expense) - Federal	$—	$—
Current tax benefit (expense) - State	(97,452)	—
Total current (expense)	(97,452)	—
Deferred tax benefit (expense) - Federal	6,488,661	—
Deferred tax benefit (expense) - State	1,206,713	—
Total deferred benefit	7,695,374	—
Total tax benefit on loss	$7,597,922	$—

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 15 – INCOME TAXES (CONTINUED)

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets attributable to:
Net operating loss carryover	$4,864,000	$5,545,000
Stock compensation	3,744,000	3,953,000
Operating lease liability	115,000	63,000
Section 174 capitalized expenses	2,533,000	789,000
Fixed assets	—	126,000
Other	103,000	16,000
Deferred tax assets	$11,720,000	$10,492,000

Deferred tax liabilities attributable to:
Intangibles	$(12,393,000)	$(2,102,000)
Operating lease right-of-use assets	(110,000)	(63,000)
Goodwill	—	(106,000)
Other	(198,424)	(59,000)
Deferred tax liabilities	(12,701,424)	(2,330,000)
Net deferred tax (liability) asset	$(981,424)	$8,162,000
Valuation allowance	(3,356,000)	(8,162,000)
Net deferred tax liabilities	$(4,337,424)	$—

The valuation allowance decreased $4,806,000, during the year ended December 31, 2023, as we determined that a portion of the deferred tax assets associated with historical NOL's were realizable. The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income during the periods in which the net operating losses expire and the temporary differences become deductible. The Company has determined that there is significant uncertainty that the results of future operations and the reversals of existing taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets; therefore, a valuation allowance has been recorded. In making this determination, the Company considered historical levels of income, projections for future periods, and the significant amount of tax deductions to be generated from the future exercise of stock options.

The tax years 2020 to 2023 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2022 or December 31, 2023, and none are expected in the next 12 months. The Company’s foreign subsidiaries are cost centers that are primarily reimbursed for expenses, as a result they generate an immaterial amount of income or loss. Pretax book income (loss) is all from domestic operations. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382, which limits the Company’s ability to utilize carry-forwards from prior to the ownership change. Any such ownership change resulting from stock issuances and redemptions could limit the Company’s ability to utilize any net operating loss carry-forwards or credits generated before this change in ownership. These limitations can limit both the timing of usage of these laws, as well as the loss of the ability to use these net operating losses. The Company had an ownership change as described in IRC Section 382 on March 18, 2014. The Company NOL’s generated up until March 18, 2014, have been fully released.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

Legal

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Commitments

From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of December 31, 2023, the Company had commitments for future minimum payments of $24.7 million that will be reflected in cost of revenues during the years from 2024 through 2028. Minimum payments are due in 2024, 2025, 2026, 2027 and 2028 in the amounts of $10.6 million, $8.3 million, $3.3 million, $2.4 million and $0.1 million, respectively.

NOTE 17 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $726,660 and $489,780 recorded in 2023 and 2022, respectively, for the Company’s contributions to the plan.

NOTE 18 – SUBSEQUENT EVENTS

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

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management identified the following material weaknesses existed as of December 31, 2023: inadequate controls to ensure that data received from third-party service organizations is complete and accurate. As a result, based on the COSO criteria, the Company’s management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.

Plan for Remediation of Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to implement the following remediation steps:

a.	The Company will require each third-party service organization to provide a SOC-1, Type 2 report to us.

b.	If a SOC-1, Type 2 report is not available, the Company will evaluate each third-party’s relevant system(s) and reporting directly through inquiry and substantive testing of such third-party’s control environment.

c.	If we are unable to obtain a valid SOC-1 Type 2 report or perform substantive testing of such third-party's control environment, the Company will implement a channel partner qualification and program triaging process, which would include modifying customer contracts, limiting the volume of activity with those third-parties and establishing other controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.

Management believes the measures described above will remediate the material weakness that we have identified. During the quarter ended December 31, 2023, the Company continued to engage with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Controls Over Financial Reporting.

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adoption of 10b5-1 Trading Plan

During the year ended December 31, 2023, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

On June 15, 2023, Mr. William J. Febbo, the Chief Executive Officer of the Company, adopted a written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Febbo Rule 10b5-1 Trading Plan). The Febbo 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 300,000 shares of common stock pursuant to the terms therein.

On June 15, 2023, Ms. Marion Odence-Ford, the General Counsel & Chief Compliance Officer of the Company, adopted a written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Odence-Ford Rule 10b5-1 Trading Plan). The Odence-Ford 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 7,000 shares of common stock pursuant to the terms therein.

William Febbo’s Employment Agreement

On April 12, 2024, the Company entered into an amended and restated employment letter agreement with William J. Febbo (the “Febbo Employment Agreement”) which updates and supersedes in its entirety his prior employment agreement, as amended (the “Febbo Prior Employment Agreement”) to, among other things, eliminate the single trigger cash severance which was payable to Mr. Febbo in connection with a change in control, remove the Company’s 280G tax gross-up payment obligation afforded to Mr. Febbo under the Febbo Prior Employment Agreement, and provide for an equity grant to Mr. Febbo of 90,000 restricted stock units which vest over three years. In connection with the Febbo Employment Agreement, the Compensation Committee amended the OptimizeRx Corporation Executive Severance Plan to make Mr. Febbo a participant of such plan (as described below). As a result, all of Mr. Febbo’s prior rights to severance and change in control benefits under the Febbo Prior Employment Agreement were removed from the Febbo Employment Agreement. Mr. Febbo’s amended severance and/or change in control benefits are now set forth in full in the Amended Severance Plan (as defined below).

The foregoing summary of Mr. Febbo’s Employment Agreement is not complete and is qualified in its entirety by reference to the complete text of the Febbo Employment Agreement, a copy of which is filed as Exhibit 10.26 to this Form 10-K and is incorporated herein by reference.

Stephen Silvestro’s Employment Agreement

On April 12, 2024, the Company entered into an amended and restated employment letter agreement with Stephen Silvestro (the “Silvestro Employment Agreement”) which updates and supersedes in its entirety his prior employment agreement, as amended (the “Silvestro Prior Employment Agreement”) to, among other things, remove the Company’s 280G tax gross-up payment obligation afforded to Mr. Silvestro under the Silvestro Prior Employment Agreement.

The foregoing summary of Mr. Silvestro’s Employment Agreement is not complete and is qualified in its entirety by reference to the complete text of the Silvestro Employment Agreement, a copy of which is filed as Exhibit 10.27 to this Form 10-K and is incorporated herein by reference.

Amended Executive Severance Plan

On April 12, 2024, the Compensation Committee amended the OptimizeRx Corporation Executive Severance Plan (the “Amended Severance Plan”) to include Mr. Febbo as a participant in the Amended Severance Plan, to remove former and add new executive management team members, and to increase the Severance Benefits (as defined below) payable to Mr. Silvestro.

The Amended Severance Plan provides that if Mr. Febbo or Mr. Silvestro is terminated without cause or resigns for Good Reason, he will be paid (i) an amount equal to 1.5 times his base salary, paid in installments over 18 months, (ii) an amount equal to his target annual bonus in effect at the time of termination, paid in a lump sum, and (iii) payment by the Company of COBRA premiums for such executive and his spouse and eligible dependents for up to 12 months following termination (the payments in (i), (ii) and (iii) collectively referred to as “Severance Benefits”).

The Amended Severance Plan also provides Change in Control termination and death benefits to executive management team members. Mr. Silvestro’s benefits under such provisions were not changed in connection with the Amended Severance Plan. The Amended Severance Plan provides that if Mr. Febbo is terminated without cause or resigns for Good Reason three months prior to or 24 months following a Change in Control, in addition to the Severance Benefits, Mr. Febbo will be paid a lump sum payment equal to 5.0 times his then current base salary. The Severance Plan also provides that if Mr. Febbo is terminated due to death or disability, he (or his estate) will be paid an amount equal to his target annual bonus in effect at the time of termination, paid in a lump sum. Terms not otherwise defined herein have the meanings assigned to them in the Amended Severance Plan.

The foregoing description of the Amended Severance Plan is not complete and is qualified in its entirety by reference to the complete text of the Amended Severance Plan, a copy of which is filed as Exhibit 10.28 to this Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information provided in PART I, Item 4.1, “Information About Our Executive Officers” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal No. 1 Election of Directors, “Committees of the Board of Directors” and “Information Regarding Security Holders Delinquent Section 16(a) Reports.”

We have a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers, and employees. Only the Board may grant a waiver of any provision for a director, executive officer, or any other principal financial officer, and any such waiver, or any amendment to the Code, will be promptly disclosed as required at www.optimizerx.com. The Code can be found on the Company’s website at www.optimizerx.com under “Investor Relations - Governance.” The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation” and “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Security Holders.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Equity Compensation Plan – Options	345,435	33.43	0
2013 Equity Compensation Plan – Restricted Stock Units	111,628	N/A	0
2021 Equity Incentive Plan – Options	1,209,626	23.80	276,844
2021 Equity Incentive Plan – Restricted Stock Units	631,581	N/A	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	2,298,270		276,844

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services

The required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Independent Registered Public Accountant Fee Information” and “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1)	The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are included in PART II, Item 8. “Financial Statements and Supplementary Data.”

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits. Reference is made to Item 15(b) below.

(b)	Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.

(c)	Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.
3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Third Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.1†	Fourth Amended and Restated 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020.
10.2†	OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.3†	Form of Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.4†	Form of Performance Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.5†	Form of Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2021.

10.6†	Form of Performance Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2021
10.7†	Amended Employment Agreement by and between the Company and William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2019.
10.8†	Amendment to the Employment Agreement with William Febbo. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.9†	Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.10*†	Third Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021.
10.11†	Employment Agreement by and between the Company and Stephen Silvestro. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.
10.12†	Amendment to the Employment Agreement with Stephen Silvestro. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
10.13†	Amendment to Employment Agreement by and between the Company and Stephen Silvestro dated February 28, 2022. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.14†	Employment Agreement with Marion Odence-Ford. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021.
10.15†	Amendment to Employment Agreement by and between the Company and Marion Odence-Ford dated February 28, 2022. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.16*†	Offer Letter by and between the Company and Edward Stelmakh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021.
10.17†	OptimizeRx Corporation 2022 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.18†	OptimizeRx Corporation Executive Severance Plan. Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 10, 2023.
10.19†	Fourth Addendum to the Employment Agreement with William J. Febbo. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 10, 2023.
10.20	Agreement and Plan of Merger dated as of October 11, 2023 by and among OptimizeRx Corporation, Healthy Offers, Inc., the securityholders of Healthy Offers, Inc. who are party to the Agreement, and Michael Weintraub, not in his individual capacity, but solely in his capacity as the representative, agent and attorney-in-fact of the Securityholders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.21	Support Agreement, dated as of October 11, 2023 by and among the stockholders party thereto, OptimizeRx Corporation and Healthy Offers, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.22	Financing Agreement, dated as of October 11, 2023, by and among OptimizeRx Corporation, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.23	Letter Agreement, dated as of October 11, 2023, OptimizeRx Corporation and Blue Torch Finance, LLC. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.24	Common Stock Purchase Agreement dated October 24, 2023 by and among the Company and the Management Investors. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.
10.25	Amendment No. 1 to Financing Agreement, dated March 29, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024.
10.26*†**	Amended and Restated Employment Agreement by and between the Company and William J. Febbo dated April 12, 2024.

10.27*†**	Amended and Restated Employment Agreement by and between the Company and Stephen Silvestro dated April 12, 2024.
10.28†**	Amended OptimizeRx Corporation Executive Severance Plan dated April 12, 2024.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.
19.1**	OptimizeRx Corporation Insider Trading Policy
21.1**	List of Subsidiaries
23.1**	Consent of UHY LLP
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	OptimizeRx Corporation Clawback Policy
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

*	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

**	Provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ William J. Febbo
William Febbo
Title:	Chief Executive Officer

Date:	April 15, 2024

By:	/s/ Edward Stelmakh
Edward Stelmakh
Title:	Chief Financial Officer
Chief Operations Officer

Date:	April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Febbo	Chief Executive Officer and Director	April 15, 2024
William J. Febbo	(principal executive officer)

/s/ Edward Stelmakh	Chief Financial Officer and Chief Operations Officer	April 15, 2024
Edward Stelmakh	(principal financial and accounting officer)

/s/ Lynn O’Connor Vos	Chairperson	April 15, 2024
Lynn O’Connor Vos

/s/ Gus D. Halas	Director	April 15, 2024
Gus D. Halas

/s/ Patrick Spangler	Director	April 15, 2024
Patrick Spangler

/s/ James Lang	Director	April 15, 2024
James Lang

/s/ Greg Wasson	Director	April 15, 2024
Greg Wasson

/s/ Catherine Klema	Director	April 15, 2024
Catherine Klema