Form 10-Q
period 2024-03-31
OptimizeRx Corp
filed 2024-05-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,269,823 common shares as of May 10, 2024.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (unaudited);
3	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months March 31, 2024 and 2023 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$15,177	$13,852
Accounts receivable, net of allowance for credit losses of $371 and $480 at March 31, 2024 and December 31, 2023, respectively	29,748	36,253
Taxes receivable	1,036	1,036
Prepaid expenses and other	2,390	3,190
Total current assets	48,351	54,331
Property and equipment, net	153	149
Other assets
Goodwill	78,357	78,357
Other intangibles, net	14,882	15,198
Tradename and customer relationships, net	33,596	34,198
Operating lease right of use assets, net	527	573
Security deposits and other assets	501	568
Total other assets	127,863	128,894
TOTAL ASSETS	$176,367	$183,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,500	$2,000
Accounts payable – trade	1,665	2,227
Accrued expenses	7,278	7,706
Revenue share payable	2,814	5,506
Taxes payable	371	49
Current portion of lease liabilities	233	222
Deferred revenue	904	172
Total current liabilities	16,765	17,882
Non-current liabilities
Long-term debt, net	32,413	34,231
Lease liabilities, net of current portion	314	371
Deferred tax liabilities, net	4,337	4,337
Total liabilities	53,829	56,821
Commitments and contingencies (See note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 19,921,879 and 19,899,679 shares issued at March 31, 2024 and December 31, 2023, respectively	20	20
Treasury stock, $0.001 par value, 1,741,397 shares held at March 31, 2024 and December 31, 2023	(2)	(2)
Additional paid-in-capital	193,677	190,793
Accumulated deficit	(71,157)	(64,258)
Total stockholders’ equity	122,538	126,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,367	$183,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Net revenue	$19,690	$13,003
Cost of revenues, exclusive of depreciation and amortization presented separately below	7,486	5,570
Gross profit	12,204	7,433

Operating expenses
General and administrative expenses	16,166	14,032
Depreciation and amortization	1,067	464
Total operating expenses	17,233	14,496
Loss from operations	(5,029)	(7,063)
Other income (expense)
Interest expense	(1,546)	—
Interest income	20	665
Total other income (expense), net	(1,526)	665
Loss before provision for income taxes	(6,555)	(6,398)
Provision for income taxes	(344)	—
Net loss	$(6,899)	$(6,398)
Weighted average number of shares outstanding – basic	18,170,108	17,094,676
Weighted average number of shares outstanding – diluted	18,170,108	17,094,676
Loss per share – basic	$(0.38)	$(0.37)
Loss per share – diluted	$(0.38)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(in thousands, except share data)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2024	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553

Stock based compensation expense
Options	—	—	—	—	1,353	—	1,353
Restricted stock	—	—	—	—	1,671	—	1,671
Issuance of common stock
For options exercised	—	—	—	—	—	—	—
For restricted stock units vested	22,200	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	(6,899)	(6,899)

Balance March 31, 2024	19,921,879	$20	(1,741,397)	$(2)	$193,677	$(71,157)	$122,538

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(in thousands, except share data)

(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	18,288,571	$18	(1,214,398)	$(1)	$172,786	$(46,692)	$126,111

Stock based compensation expense
Options	—	—	—	—	1,467	—	1,467
Restricted stock	—	—	—	—	2,914	—	2,914
Issuance of common stock
For options exercised	9,668	—	—	—	40	—	40
For restricted stock units vested	33,272	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	—	(6,398)	(6,398)

Balance March 31, 2023	18,331,511	$18	(1,214,398)	$(1)	$177,036	$(53,090)	$123,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(6,899)	$(6,398)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	1,067	464
Stock-based compensation	3,024	4,381
Bad debt expense	132	128
Amortization of debt issuance costs	182	—
Changes in:
Accounts receivable	6,373	3,862
Prepaid expenses and other assets	800	(1,734)
Accounts payable	(562)	(261)
Revenue share payable	(2,692)	(623)
Accrued expenses and other liabilities	(362)	(476)
Taxes payable	323	—
Deferred revenue	732	571
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,118	(86)

INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	(29)
Purchases of held-to-maturity investments	—	(56,927)
Redemptions of held-to-maturity investments	—	55,600
Capitalized software development costs	(121)	(194)
NET CASH USED IN INVESTING ACTIVITIES	(153)	(1,550)

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(140)	(171)
Proceeds from exercise of stock options	—	40
Repayment of long-term debt	(500)	—
NET CASH USED IN FINANCING ACTIVITIES	(640)	(131)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,325	(1,767)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,852	18,210
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,177	$16,441

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,350	$—
Cash paid for income taxes	$21	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

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

The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2024, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated condensed balance sheet as of that date.

Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024 (“Form 10-K”).

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

On October 24, 2023, the Company acquired 100% of the issued and outstanding preferred and common stock of Healthy Offers, Inc., a Nevada corporation d/b/a Medicx Health (“Medicx Health”) - See Part II, Item 8. Financials Statements and Supplementary Data; Note 3 - Acquisitions in our Form 10-K for additional information regarding this transaction.

The following presents the pro-forma consolidated statement of operations as if Medicx Health had been included in the consolidated results of the Company for the three months ended March 31, 2023:

Pro-forma consolidated statement of operations
Revenue	$21,031
Net loss	(8,632)

These amounts have been calculated after applying the Company’s accounting policies, adjusting Medicx Health results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023, interest expense associated with the term loan and elimination of interest income on short-term investments that were used to fund the acquisition.

During the year ended December 31, 2023, the Company disposed of its non-core Access solutions - See Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangible Assets in our Form 10-K for additional information regarding this transaction. A pro-forma statement of operations for the three months ended March 31, 2023, is not presented for this transaction as the pro-forma impacts were not material to the Company’s consolidated results.

The Revenue presented in the pro-forma financial consolidated statement of operations data above includes $1,876 related to Access and other non-core solutions for which no revenue was recorded in the three months ended March 31, 2024, (see also the discussion under Net Revenues in Results of Operations for the Three Months Ended March 31, 2024 and 2023 in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

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

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

(UNAUDITED)

NOTE 3 – CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Amortization of capitalized internal use software expense for the three months ended March 31, 2024 and 2023 was $71 and $48, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $351 and $696 at March 31, 2024 and December 31, 2023, respectively.

NOTE 4 – REVENUES

Under ASC 606, Revenue from Contracts with Customers (“ASC Topic 606”), we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $4,471 and $4,198 at March 31, 2024, and December 31, 2023, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

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

We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider program design and related consulting services to be performance obligations separate from the delivery of messages. The net contract balance for contracts in progress at March 31, 2024 and December 31, 2023, was $33,568 and $2,021, respectively. The outstanding performance obligations are expected to be satisfied during the year ended December 31, 2024.

In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended 2023 and during the first quarter of 2024, there were two contracts with customers that included a rebate clause.

As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.

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

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

(UNAUDITED)

NOTE 4 – REVENUES (CONTINUED)

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $904 and $172 as of March 31, 2024 and December 31, 2023, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity for the deferred revenue account for the three months ended March 31:

	2024	2023
Balance January 1	$172	$164
Revenue recognized	(3,229)	(2,444)
Amount collected	3,961	3,015
Balance March 31	$904	$735

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

	Three Months Ended March 31,
	2024	2023
Revenue recognized over time	$16,925	$12,573
Revenue recognized at a point in time	2,765	430
Total Revenue	$19,690	$13,003

Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. The Company does not seek collateral to secure its accounts receivable and amounts billed are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.

The following is a summary of changes in the allowance for credit losses for the three months ended March 31,:

	2024	2023
Balance at January 1,	$239	$352
Bad debt expense	132	128
Write-offs	—	—
Balance at March 31,	$371	$480

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

(UNAUDITED)

NOTE 5 – LONG-TERM DEBT

Long-term debt, net comprised the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Term loan, due in 2027	$37,790	$38,290
Less: current portion	(3,500)	(2,000)
Less: unamortized issuance costs	(1,877)	(2,059)
Long-term debt, net	$32,413	$34,231

As of March 31, 2024, the Term loan bears interest at 14.1%, with an effective rate of 16.0%, including the impact of the amortization of debt issuance costs of $182 for the three months ended March 31, 2024.

The Company was in full compliance with the financial covenants associated with the Term loan.

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

Repayments due under the terms of the Term loan, including an estimate of the amount associated with the Excess Cash Flow calculation discussed above, for the remainder of the current and in each of the next three fiscal years are as follows:

As of March 31, 2024

2024 (remainder)	$1,500
2025	3,500
2026	2,000
2027	30,790
$37,790

NOTE 6 – LEASES

We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as Operating lease right-of-use assets and Operating lease liabilities.

For the three months ended March 31, 2024 and 2023, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$62	$25
Short-term lease cost	1	8
Total lease cost	$63	$33

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

(UNAUDITED)

NOTE 6 – LEASES (CONTINUED)

The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next four fiscal years and thereafter:

As of March 31, 2024

2024 (remainder)	$196
2025	187
2026	114
2027	66
2028	45
Thereafter	—
Total	608
Less: discount	61
Total lease liabilities	$547

The weighted average remaining lease term at March 31, 2024 for the operating lease is 3.0 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 6.75%. Cash paid for amounts included in the measurement of lease liabilities was $54 and $22 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, payments on lease obligations were $65 and $25, respectively, and amortization on the right of use assets was $51 and $25, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of March 31, 2024. No shares were issued or outstanding in either 2024 or 2023.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of March 31, 2024. There were 18,180,482 and 18,158,282 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, the Company issued no shares of our common stock, and received no proceeds in connection with the exercise of options under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. The Company issued 22,200 shares of common stock in the three months ended March 31, 2024, in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the three months ended March 31, 2024, 9,423 shares, valued at $140, were surrendered and subsequently cancelled.

During the three months ended March 31, 2023, the Company issued 9,668 shares of our common stock and received proceeds of $40, in connection with the exercise of options under our 2013 Incentive Plan. The Company issued 33,272 shares of common stock in the three months ended March 31, 2023, in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. 9,502 shares valued at $171 were surrendered in connection with the net withhold settlement method and were subsequently cancelled.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company could repurchase up to $15.0 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024.

During each of the quarters ended March 31, 2024 and 2023, the Company did not repurchase any of its outstanding shares of common stock.

Stock Options

The compensation expense related to options for the three months ended March 31, 2024 and 2023 was $1,353 and $1,467, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $7,479 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.59 years. The total intrinsic value of outstanding options at March 31, 2024 was $492.

During 2023, the Company granted certain performance-based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period.

Restricted Stock Units

The Company recorded $1,671 and $2,914 in compensation expense related to restricted stock units for the three months ended March 31, 2024 and 2023, respectively. A total of $9,967 remains to be recognized at March 31, 2024 over a weighted average period of 1.67 years.

During 2022, the Company granted certain performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these restricted stock units recorded during the period.

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. There was $199 and $185 included in the compensation expense discussed above related to director’s compensation for the periods ended March 31, 2024 and 2023, respectively.

NOTE 8 – LOSS PER SHARE

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

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data)

(UNAUDITED)

NOTE 8 – LOSS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(6,899)	$(6,398)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	18,170,108	17,094,676
Effect of dilutive stock options, warrants, and stock grants	—	—
Diluted	18,170,108	17,094,676

Net loss per share
Basic	$(0.38)	$(0.37)
Diluted	$(0.38)	$(0.37)

The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended March 31,
Weighted average number of shares for the periods ended	2024	2023
Options	22,522	34,055
Unvested restricted stock unit awards	83,237	59,749
Total	105,759	93,804

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Commitments

From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of March 31, 2023, the Company had commitments for future minimum payments of $22.6 million that will be reflected in cost of revenues during the years from 2024 through 2028. Minimum payments are due in the remainder of 2024 and fiscal 2025, 2026, 2027 and 2028 in the amounts of $8.5 million, $8.3 million, $3.3 million, $2.4 million and $0.1 million, respectively.

NOTE 10 – INCOME TAXES

The Company reported a provision for income taxes of $344 for the three months ended March 31, 2024, representing an effective tax rate of (5.2)%. The effective tax rate for the three months ended March 31, 2024 reflects the impact of certain permanent items, projected increases in our valuation allowance during the year and discrete items for the quarter related to stock based compensation.

There was no provision for or benefit from taxes in the three months ended March 31, 2023, as we carried a full valuation allowance against our net deferred tax assets due to our history of losses.

As discussed in our annual report on Form 10-K for the year ended December 31, 2023, we had net operating loss carry-forwards for federal income tax purposes of approximately $16.7 million as of December 31, 2023.

NOTE 11 – SUBSEQUENT EVENTS

NONE

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

Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: our history of losses, seasonal trends in the pharmaceutical brand marketing industry; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our solutions may be more difficult and expensive and take longer than expected; the inability to offer high-quality customer support for our solutions; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition targets, complete acquisitions, or integrate acquisitions successfully; acquisition activities may disrupt ongoing business and may involve increased expenses; inability to realize the financial and strategic goals contemplated at the time of a transaction; inability to realize any synergies or other anticipated benefits of an acquisition or that such synergies or benefits may take longer than anticipated to be realized; risk that the integration with an acquired entity may be more costly or difficult than expected; impairment charges for goodwill or other intangible assets may be increased as we shift our focus away from our non-core businesses; inability to comply with the restrictions in our credit agreement; inability to generate sufficient cash to service debt and fund other obligations; inability to attract and retain senior management and other key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; lack of a consistent active trading market for our common stock; volatility in the market price of our common stock; and the failure to remediate the identified material weakness or any other material weaknesses identified in the future.

The risks and uncertainties included here are not exhaustive. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Historically, our revenue was generated primarily through the facilitation of various types of messages to health care providers via their EHR systems and ERx platforms using the OptimizeRx proprietary network to solve the ever-increasing communication barriers between pharmaceutical representatives and healthcare providers that have presented in the rapidly changing healthcare industry. Over time, the demand for different types of communication and marketing solutions among life sciences organizations, healthcare providers, and patients led us to expand upon our initial solutions to increase the variety of health-related information we deliver, as well as the platforms, technology, media distribution channels, and audiences through and to which we deliver. In addition, the October 2023 acquisition of Medicx Health provided the Company with a significant footprint for direct-to-consumer healthcare marketing. Today, we offer diverse tech-enabled marketing solutions through our AI-generated DAAP, using sophisticated machine-learning algorithms to find the best audiences in the correct channels at the right time. Customers are able to execute traditional marketing campaigns on our proprietary digital point-of-care network, as well as dynamic marketing campaigns that optimize audiences in real time to increase the value of treatment information for healthcare professionals and patients in response to clinical care events. We employ a “land and expand” strategy focused on growing our existing client base and generating greater and more consistent revenues in part through the continued shift in our business model toward enterprise level engagements, while also broadening our omnichannel network. Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability as revenue drivers such as DAAP have inherently higher margins than most other messaging solutions we offer.

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

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation and high interest rates have led to economic uncertainty. In addition, high levels of employee turnover across the pharmaceutical industry as well as a fewer number of U.S. drug approvals could create additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

Key Performance Indicators

We monitor the following key performance indicators to help us evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions. We have updated the definition of “top 20 pharmaceutical manufacturers” in our key performance indicators to be based upon Fierce Pharma’s most updated list of “The top 20 pharma companies by 2023 revenue”. We previously used “The top 20 pharma companies by 2022 revenue”. As a result of this change, prior periods have been restated for comparative purposes.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in twelve months ended March 31, 2024 as compared to the twelve months ended March 31, 2023 is primarily the result of stronger DAAP related revenue streams and the Company’s October 2023 acquisition of Medicx Health, which added to 2024 revenues and was not included in the 2023 amounts (in thousands).

	Rolling Twelve Months Ended March 31,
	2024	2023
Average revenue per top 20 pharmaceutical manufacturer	$2,537	$1,823

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our penetration within this core customer group stayed consistent from the twelve months ended March 31, 2023 to the twelve months ended March 31, 2024.

	Rolling Twelve Months Ended March 31,
	2024	2023
Percent of top 20 pharmaceutical manufacturers that are customers	100%	100%

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment.

	Rolling Twelve Months Ended March 31,
	2024	2023
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	65%	59%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended March 31, 2024 was higher due to stronger DAAP related revenue and the acquisition of Medicx Health in the fourth quarter of 2023.

	Rolling Twelve Months Ended March 31,
	2024	2023
Net revenue retention	116%	86%

Revenue per average full-time employee. We define revenue per average full-time employee (“FTE”), as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee increased year over year due to revenue growing at a higher rate than the average number of FTEs over the last 12 month period (in thousands).

	Rolling Twelve Months Ended March 31,
	2024	2023
Revenue per average full-time employee	$641	$605

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024		2023
Net revenue	$19,690	100.0%	$13,003	100.0%
Cost of revenues	7,486	38.0%	5,570	42.8%
Gross profit	12,204	62.0%	7,433	57.2%
Operating expenses	17,233	87.5%	14,496	111.5%
Loss from operations	(5,029)	(25.5)%	(7,063)	(54.3)%
Other income (expense)
Interest expense	(1,546)	(7.9)%	—	—%
Interest income	20	0.1%	665	5.1%
Total other income (expense)	(1,526)	(7.8)%	665	5.1%
Loss before provision for income taxes	(6,555)	(33.3)%	(6,398)	(49.2)%
Income tax benefit	(344)	(1.7)%	—	—%
Net loss	$(6,899)	(35.0)%	$(6,398)	(49.2)%

*	Balances and percentage of net revenue information may not add due to rounding

Net Revenues

Our net revenue reported for the three months ended March 31, 2024 was approximately $19,690, an increase of 51% over the approximately $13,003 from the same period in 2023. The increase in revenue was as a result of the impact of the fourth quarter 2023 acquisition of Medicx Health, which was not included in the prior year numbers, plus growth of DAAP related sales. This increase was partially offset by a reduction of approximately $1,876 as a result of the disposal of our non-core Access solutions and the sale of certain non-core solutions-related contracts in the fourth quarter of 2023. Adjusting net revenues of $21,031 as shown in the pro-forma consolidated statement of operations data table in Note 1 to the condensed consolidated financial statements by the $1,876 of non-core solutions revenues included in 2023, the adjusted net revenues were $19,690 in 2024 versus $19,155 in 2023.

Cost of Revenues

Our cost of revenues, composed primarily of revenue share expense paid to our network partners as well as costs associated with licensing data from third parties, was approximately $7,486 for the three months ended March 31, 2024 compared to $5,570 for the same period of 2023. Our cost of revenues as a percentage of revenue decreased to approximately 38% for the quarter ended March 31, 2024 from approximately 42.8% for the quarter ended March 31, 2023. This improvement in cost of revenues as a percentage of revenue was a result of solution and channel mix. Additional discussion is included in the Gross Margin section below.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, increased for three months ended March 31, 2024, as a result of solution and channel mix. During the three months ended March 31, 2024, we had higher revenues due to the fourth quarter acquisition of Medicx Health and growth in our DAAP related sales, leading to increased gross margin. Our overall margin percentage improved, compared with a year ago, as a result of an increased delivery of higher margin revenue solutions, such as DAAP, and using more cost-effective channel partnerships.

Operating Expenses

Operating expenses increased to approximately $17,233 for the three months ended March 31, 2024 from approximately $14,496 for the same period in 2023, an increase of approximately 19%. The detail by major category is reflected in the table below (in thousands).

	Three Months Ended March 31,
	2024	2023
Stock-based compensation	$3,024	$4,381
Depreciation and amortization	1,067	464
Other general and administrative expenses	13,142	9,651
Total operating expense	$17,233	$14,496

Stock-based compensation decreased from approximately $4,381 for the three months ended March 31, 2023, to approximately $3,024 for the three months ended March 31, 2024. The decrease was a result of the lower grant date fair value of awards due to declines in the Company’s stock price as well as fewer equity awards made in the first quarter of 2024.

Depreciation and amortization increased from approximately $464 for the three months ended March 31, 2023, to approximately $1,067 for the three months ended March 31, 2024. The increase was a result of the additional amortization from associated with the identifiable intangibles arising from the Medicx Health acquisition.

Other general and administrative expenses increased from approximately $9,651 for the three months ended March 31, 2023 to approximately $13,142 for the same period in 2024. This increase is primarily as a result of increases in compensation expense, due to additional headcount as a result of the Medicx Health acquisition, professional fees, primarily audit and accounting fees, and partner integration incentives.

Other income (expense)

Interest expense was approximately $1,546 for the three months ended March 31, 2024 and represents interest charges on our Term Loan, which was raised to partially fund the acquisition of Medicx Health in the fourth quarter of 2023, together with the amortization of the related issuance costs.

Interest income decreased from approximately $665 for the three months ended March 31, 2023, to approximately $20 for the three months ended March 31, 2024. The decrease was a result of lower invested balances as we realized short-term investments during 2023 in order to partially fund the acquisition of Medicx Health.

Income tax expense

Income tax expense was approximately $344, or an effective rate of 5.2%, for the three months ended March 31, 2024. For further information, see Part I, Item I. Financial Statements; Note 11 — Income Taxes in the Condensed Consolidated Financial Statements.

Net Loss

We had a net loss of approximately $6,899 for the three months ended March 31, 2024, as compared to a net loss of approximately $6,398 during the same period in 2023. The reasons and specific components associated with the change are discussed above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings, in addition, during the year ended December 31, 2023, the Company entered into a Term loan of $40.0 million in order to partially fund the acquisition of Medicx Health. As of March 31, 2024, the total principal balance outstanding on the Term loan was approximately $37.8 million and we were in compliance with all of the financial covenants of the Term loan.

As of March 31, 2024, we had total current assets of approximately $48.4 million, compared with current liabilities of approximately $16.8 million, resulting in working capital of approximately $31.6 million and a current ratio of approximately 2.9 to 1. This represents a decrease from our working capital of approximately $36.4 million and an decrease from the current ratio of 3.0 to 1 at December 31, 2023. This decrease in our working capital is discussed in more detail below.

We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and meet our obligations under the Term loan for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt, equity financing, or lines of credit to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs.

Cash Flows

Following is a table with summary data from the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, as presented (in thousands).

	Three Months Ended March 31,
	2024	2023
Net cash provided by /(used in) operating activities	$2,118	$(86)
Net cash used in investing activities	(153)	(1,550)
Net cash used in financing activities	(640)	(131)
Net increase (decrease) in cash and cash equivalents	$1,325	$(1,767)

We generated approximately $2,118 from operating activities during the three months ended March 31, 2024, compared with $86 used in operating activities in the same period in 2023. We had a net loss of $6,899 for the first three months of 2024, which included non-cash expenses of $4,273. This was offset by cash generated by the collection of receivables.

Cash used by investing activities was approximately $153 for the three months ended March 31, 2024. We invested in internally developed software in the amount of $121 and spent $32 on property and equipment. Cash used in investing activities for the same period in the prior year was $1,550 as we made a net investment of $1,326 in treasury bills and invested $194 in internally developed software.

Cash used for financing activities was approximately $640, during the three months ended March 31, 2024. We used $140 to pay withholding taxes on behalf of employees vesting in restricted stock units and $500 was related to repayments on our Term loan. Cash used for financing activities for the same period in prior year was $131, primarily related to paying withholding taxes on behalf of employees vesting in restricted stock units.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2023 Annual Report on Form 10-K. Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2023 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

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

Off Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time the Company enters into arrangements with a partner to acquire minimum amounts of media, data or messaging capabilities. As of March 31, 2024, the Company had commitments for future minimum payments of approximately $22.6 million that will be reflected in cost of revenues during the remainder of 2024 and years 2025 through 2028.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

To address the material weakness referenced above, the Company performed additional analysis and performed other procedures in order to prepare the consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report on this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Plan for Remediation of Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to implement the following remediation steps:

a.	The Company will require each third-party service organization to provide a SOC-1, Type 2 report to us.

b.	If a SOC-1, Type 2 report is not available, the Company will evaluate each third-party’s relevant system(s) and reporting directly through inquiry and substantive testing of such third-party’s control environment.

c.	If we are unable to obtain a valid SOC-1 Type 2 report or perform substantive testing of such third-party service organization’s control environment, the Company will implement a qualification and program triaging process, which would include modifying customer contracts, limiting the volume of activity with those third-parties and establishing other controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.

Management believes the measures described above will remediate the material weakness that we have identified. During the quarter ended March 31, 2024, the Company continued to engage with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2023, we announced that our Board of Directors had authorized the repurchase of up to $15 million of our outstanding common stock. Under this program, share repurchases could be made from time to time depending on market conditions, share price and availability and other factors at our discretion. During the quarter ended March 31, 2024, no shares were repurchased under the program. This stock repurchase authorization expired on March 12, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.
3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Third Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
10.1	Amendment No. 1 to Financing Agreement, dated March 29, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

Date: May 15, 2024
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation

Date: May 15, 2024
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)