Form 10-Q
period 2024-06-30
OptimizeRx Corp
filed 2024-08-15
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,321,886 common shares as of August 9, 2024.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months June 30, 2024 and 2023 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$14,959	$13,852
Accounts receivable, net of allowance for credit losses of $371 and $480 at June 30, 2024 and December 31, 2023, respectively	24,521	36,253
Taxes receivable	1,842	1,036
Prepaid expenses and other	4,647	3,190
Total current assets	45,969	54,331
Property and equipment, net	171	149
Other assets
Goodwill	78,357	78,357
Other intangibles, net	14,470	15,198
Tradename and customer relationships, net	33,003	34,198
Operating lease right of use assets, net	472	573
Security deposits and other assets	434	568
Total other assets	126,736	128,894
TOTAL ASSETS	$172,876	$183,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,300	$2,000
Accounts payable – trade	2,980	2,227
Accrued expenses	5,310	7,706
Revenue share payable	2,094	5,506
Taxes payable	—	49
Current portion of lease liabilities	219	222
Deferred revenue	1,053	172
Total current liabilities	14,956	17,882
Non-current liabilities
Long-term debt, net	32,296	34,231
Lease liabilities, net of current portion	271	371
Deferred tax liabilities, net	4,337	4,337
Total liabilities	51,860	56,821
Commitments and contingencies (See note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,061,907 and 19,899,679 shares issued at June 30, 2024 and December 31, 2023, respectively	20	20
Treasury stock, $0.001 par value, 1,741,397 shares held at June 30, 2024 and December 31, 2023	(2)	(2)
Additional paid-in-capital	196,164	190,793
Accumulated deficit	(75,166)	(64,258)
Total stockholders’ equity	121,016	126,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,876	$183,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net revenue	$18,812	$13,818	$38,502	$26,821
Cost of revenues, exclusive of depreciation and amortization presented separately below	7,108	5,993	14,595	11,563
Gross profit	11,704	7,825	23,907	15,258

Operating expenses
General and administrative expenses	14,380	12,209	30,545	26,208
Depreciation and amortization	1,073	465	2,140	929
Total operating expenses	15,453	12,674	32,685	27,137
Loss from operations	(3,749)	(4,849)	(8,778)	(11,879)
Other income (expense)
Interest expense	(1,528)	—	(3,074)	—
Other income	75	—	75	—
Interest income	106	721	125	1,386
Total other income (expense), net	(1,347)	721	(2,874)	1,386
Loss before provision for income taxes	(5,096)	(4,128)	(11,652)	(10,493)
Benefit (expense) from income taxes	1,088	(33)	744	(66)
Net loss	$(4,008)	$(4,161)	$(10,908)	$(10,559)
Weighted average number of shares outstanding – basic	18,257,879	16,992,100	18,213,992	17,043,493
Weighted average number of shares outstanding – diluted	18,257,879	16,992,100	18,213,992	17,043,493
Loss per share – basic	$(0.22)	$(0.24)	$(0.60)	$(0.62)
Loss per share – diluted	$(0.22)	$(0.24)	$(0.60)	$(0.62)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2024	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553

Stock based compensation expense
Options	—	—	—	—	1,353	—	1,353
Restricted stock	—	—	—	—	1,671	—	1,671
Issuance of common stock
For options exercised	—	—	—	—	—	—	—
For restricted stock units vested	22,200	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	(6,900)	(6,900)

Balance March 31, 2024	19,921,879	$20	(1,741,397)	$(2)	$193,677	$(71,158)	$122,537

Stock based compensation expense
Options	—	—	—	—	1,149	—	1,149
Restricted stock	—	—	—	—	1,753	—	1,753
Issuance of common stock
For options exercised	—	—	—	—	—	—	—
For restricted stock units vested	140,028	—	—	—	(415)	—	(415)
Net loss	—	—	—	—	—	(4,008)	(4,008)

Balance June 30, 2024	20,061,907	$20	(1,741,397)	$(2)	$196,164	$(75,166)	$121,016

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE SIX MONTHS ENDED JUNE 30, 2023

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2023	18,288,571	$18	(1,214,398)	$(1)	$172,786	$(46,692)	$126,111

Stock based compensation expense
Options	—	—	—	—	1,467	—	1,467
Restricted stock	—	—	—	—	2,914	—	2,914
Issuance of common stock
For options exercised	9,668	—	—	—	40	—	40
For restricted stock units vested	33,272	—	—	—	(171)	—	(171)
Net loss	—	—	—	—	—	(6,398)	(6,398)

Balance March 31, 2023	18,331,511	$18	(1,214,398)	$(1)	$177,036	$(53,090)	$123,963

Stock based compensation expense
Options	—	—	—	—	1,655	—	1,655
Restricted stock	—	—	—	—	1,848	—	1,848
Issuance of common stock
For options exercised	10,000	—	—	—	105	—	105
For restricted stock units vested	35,260	—	—	—	(73)	—	(73)
Repurchase of common stock			(526,999)	(1)	(7,522)		(7,522)
Net loss	—	—	—	—	—	(4,161)	(4,161)

Balance June 30, 2023	18,376,771	$18	(1,741,397)	$(2)	$173,049	$(57,251)	$115,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(10,908)	$(10,559)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	2,140	929
Stock-based compensation	5,926	7,884
Bad debt expense	132	239
Amortization of debt issuance costs	365	—
Changes in:
Accounts receivable	11,600	3,635
Prepaid expenses and other assets	(1,457)	(1,772)
Accounts payable	752	(732)
Revenue share payable	(3,412)	(1,269)
Accrued expenses and other liabilities	(2,264)	(1,097)
Taxes payable	(855)	—
Deferred revenue	881	287
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,900	(2,455)

INVESTING ACTIVITIES:
Purchase of property and equipment	(77)	(49)
Purchases of held-to-maturity investments	—	(109,501)
Redemptions of held-to-maturity investments	—	112,501
Acquisition of intangible assets, including intellectual property rights	—	(3)
Capitalized software development costs	(161)	(1,274)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(238)	1,674

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(555)	(244)
Proceeds from exercise of stock options	—	145
Repurchase of common stock	—	(7,522)
Repayment of long-term debt	(1,000)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,555)	(7,621)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,107	(8,402)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,852	18,210
CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,959	$9,808

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,710	$—
Cash paid for income taxes	$110	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include OptimizeRx Corporation and its wholly owned subsidiaries (collectively, the “Company”, “we”, “our”, or “us”).

We are a digital health technology company enabling care-focused engagement between life sciences organizations, healthcare providers, and patients at critical junctures throughout the patient care journey. Connecting over two million U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary point-of-care network, as well as mass digital communications channels, OptimizeRx helps life sciences organizations engage and support their customers. We operate a single reporting segment and, accordingly, the consolidated statements of profit or loss provide this information and it is not presented separately here.

The condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2024, and our results of operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2024 and 2023, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated condensed balance sheet as of that date.

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

The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

On October 24, 2023, the Company acquired 100% of the issued and outstanding preferred and common stock of Healthy Offers, Inc., a Nevada corporation d/b/a Medicx Health (“Medicx Health”) - See Part II, Item 8. Financials Statements and Supplementary Data; Note 3 - Acquisitions in our Form 10-K for additional information regarding this transaction.

The following presents the pro forma consolidated statement of operations as if Medicx Health had been included in the consolidated results of the Company for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
Pro-forma consolidated statement of operations	June 30,
Revenue	$22,408	$43,439
Net loss	(6,076)	(14,708)

These amounts have been calculated after applying the Company’s accounting policies, adjusting Medicx Health results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023, interest expense associated with the term loan and elimination of interest income on short-term investments that were used to fund the acquisition,

During the year ended December 31, 2023, the Company disposed of its non-core Access business - See Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangible Assets in our Form 10-K for additional information regarding this transaction. A pro forma statement of operations for the three and six months ended June 30, 2024, is not presented for this transaction as the pro forma impacts were not material to the Company’s consolidated results.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

Revenue presented in the pro forma financial consolidated statement of operations data above includes $1,213 and $3,080, respectively related to the Access and other non-core solutions for which no revenue was recorded in the three and six months ended June 30, 2024, (see also the discussion under Net Revenues in Results of Operations for the three and six months ended June 30, 2024 in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Change in Accounting Estimate

In accordance with its policy, the Company periodically reviews the stand-alone selling prices of its performance obligations under ASC 606 for use in allocating the contract prices. As a result, effective April 1, 2024, the Company updated the methodology for determining the value of program design and consulting services from the residual method to using an adjusted market assessment approach. The effect of this change in estimate was immaterial to the results for the three and six months ended June 30, 2024, but may become material in future periods.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

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

The Company’s carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, approximate their fair values due to their short maturities.

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

(in thousands, excepts share and per share data, unaudited)

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, “Investments - Equity Securities”, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At June 30, 2024 and December 31, 2023, we have recorded $8.1 million and none, respectively, of money market funds at cost.

NOTE 4 – CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Amortization of capitalized internal use software expense for the three and six months ended June 30, 2024 and 2023 was $71 and $141 and $48 and $95, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $393 and $696 at June 30, 2024 and December 31, 2023, respectively.

NOTE 5 – REVENUES

Under ASC 606, Revenue from Contracts with Customers (“ASC Topic 606”), we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $4,134 and $3,288 at June 30, 2024, and December 31, 2023, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of ePrescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers.The Company’s contracts are generally less than one year and the primary performance obligation is delivery of messages, or content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting.

We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider program design and related consulting services to be performance obligations separate from the delivery of messages. Revenue is recognized at the point in time when the work product is delivered to the customer. The net contract balance for contracts in progress at June 30, 2024 and December 31, 2023, was $26,766 and $2,021, respectively. The outstanding performance obligations are expected to be satisfied during the year ended December 31, 2024.

In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended 2023 and during the first half of 2024, there were two contracts with customers that included a rebate clause.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

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

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $1,053 and $172 as of June 30, 2024 and December 31, 2023, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity for the deferred revenue account for the six months ended June 30:

	2024	2023
Balance January 1	$172	$164
Revenue recognized	(3,228)	(2,444)
Amount collected	3,961	3,015
Balance March 31	$905	$735
Revenue recognized	(1,853)	(3,171)
Amount collected	2,002	2,887
Balance June 30	$1,054	$451

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized over time	$17,769	$13,034	$34,694	$25,606
Revenue recognized at a point in time	1,043	784	3,809	1,215
Total Revenue	$18,812	$13,818	$38,502	$26,821

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

The following is a summary of changes in the allowance for credit losses for the six months ended June 30,:

	2024	2023
Balance at January 1,	$239	$352
Bad debt expense	132	128
Write-offs	—	—
Balance at March 31,	$371	$480
Bad debt expense	—	111
Write-offs	—	—
Balance at June 30,	$371	$591

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 6 – LONG-TERM DEBT

Long-term debt, net comprised the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Term loan, due in 2027	$37,290	$38,290
Less: current portion	(3,300)	(2,000)
Less: unamortized issuance costs	(1,694)	(2,059)
Long-term debt, net	$32,296	$34,231

As of June 30, 2024, the Term loan bears interest at 14.1%, with an effective rate of 16.2%, including the impact of the amortization of debt issuance costs of $182 and $365 for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2024

2024 (remainder)	$1,000
2025	3,300
2026	2,000
2027	30,990
$37,290

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 7 – LEASES

We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as Operating lease right-of-use assets and Operating lease liabilities.

For the three and six months ended June 30, 2024 and 2023, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$62	$25	$124	$49
Short-term lease cost	—	—	1	8
Total lease cost	$62	$25	$125	$57

The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next four fiscal years and thereafter:

As of June 30, 2024

2024 (remainder)	$132
2025	186
2026	113
2027	65
2028	45
Thereafter	—
Total	541
Less: discount	52
Total lease liabilities	$489

The weighted average remaining lease term at June 30, 2024 for the operating lease is 2.8 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 6.85%. Cash paid for amounts included in the measurement of lease liabilities was $109 and $45 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, payments on lease obligations were $127 and $49, respectively, and amortization on the right of use assets was $113 and $49, respectively.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of June 30, 2024. No shares were issued or outstanding in either 2024 or 2023.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of June 30, 2024. There were 18,320,510 and 18,158,282 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at June 30, 2024 and December 31, 2023, respectively.

During each of the quarters ended March 31, 2024 and June 30, 2024, no shares of our common stock were issued, and no proceeds were received in connection with the exercise of options under our 2013 Incentive Plan and our 2021 Equity Incentive Plan.

During the quarters ended March 31, 2024 and June 30, 2024, 22,200 and 140,028 shares of common stock, respectively, were issued in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the six months ended June 30, 2024, a total of 48,281 shares, valued at $555,007, were surrendered and subsequently cancelled.

During the quarters ended March 31, 2023 and June 30, 2023, the Company issued 9,668 and 10,000 shares of our common stock and received proceeds of $40 and $105, respectively, in connection with the exercise of options under our 2013 Incentive Plan.

During the quarters ended March 31, 2023 and June 30, 2023, the Company issued 33,272 and 35,260 shares of common stock in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. 23,217 shares valued at $244 were surrendered in connection with the net withhold settlement method, and were subsequently cancelled.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company could repurchase up to $15.0 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024.

During the quarter and six months ended June 30, 2024 the Company did not repurchase any of its outstanding shares of common stock. During the quarter and six months ended June 30, 2023 the Company repurchased 526,999 shares of common stock under this program for a total of $7,522, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method.

NOTE 9 – STOCK BASED COMPENSATION

On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the number of shares of common stock available for awards under the 2021 Equity Incentive Plan by 1,950,000 shares for a total of 4,450,000 shares.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

Stock Options

The compensation expense related to options for the six months ended June 30, 2024 and 2023 was $2,502 and $3,122, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $5,031 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.57 years. The total intrinsic value of outstanding options at June 30, 2024 was $214.

During 2022, the Company granted certain performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 in expense related to these options recorded during the three and six months ended June 30, 2024.

Restricted Stock Units

The Company recorded $3,424 and $4,762 in compensation expense related to restricted stock units for the six months ended June 30, 2024 and 2023, respectively. A total of $8,337 remains to be recognized at June 30, 2024 over a weighted average period of 1.52 years.

During 2022, the Company granted certain performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 in expense related to these restricted stock units recorded during the three and six months ended June 30, 2024.

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. There was $402 and $352 included in the compensation expense discussed above related to director’s compensation for the periods ended June 30, 2024 and 2023, respectively.

NOTE 10 – LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(4,008)	$(4,161)	$(10,908)	$(10,559)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	18,257,879	16,992,100	18,213,992	17,043,493
Effect of dilutive stock options, warrants, and stock grants	—	—	—	—
Diluted	18,257,879	16,992,100	18,213,992	17,043,493

Net loss per share
Basic	$(0.22)	$(0.24)	$(0.60)	$(0.62)
Diluted	$(0.22)	$(0.24)	$(0.60)	$(0.62)

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average number of shares for the periods ended	2024	2023	2024	2023
Options	7,233	19,824	6,618	24,923
Unvested restricted stock unit awards	93,431	24,922	81,514	24,922
Total	100,664	44,746	88,132	49,845

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Commitments

From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of June 30, 2024, the Company had commitments for future minimum payments of $18.5 million that will be reflected in cost of revenues during the years from 2024 through 2028. Minimum payments are due in the remainder of 2024 and fiscal 2025, 2026, 2027 and 2028 in the amounts of $3.9 million, $8.5 million, $3.6 million, $2.4 million and $0.1 million, respectively.

NOTE 12 – INCOME TAXES

The Company reported a benefit from income taxes of $1,088 and $744 for the three and six months ended June 30, 2024, representing an effective tax rate of 21.4% and 6.4%. The effective tax rate for the three and six months ended June 30, 2024 reflects the impact of certain permanent items, projected increases in our valuation allowance during the year and discrete items for the quarter related to stock based compensation.

There was no provision for or benefit from taxes in the three and six months ended June 30, 2023, as we carried a full valuation allowance against our net deferred tax assets due to our history of losses.

As discussed in our annual report on Form 10-K for the year ended December 31, 2023, we had net operating loss carry-forwards for federal income tax purposes of approximately $16.7 million as of December 31, 2023.

NOTE 13 – SUBSEQUENT EVENTS

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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in twelve months ended June 30, 2024 as compared to the twelve months ended June 30, 2023 is primarily the result of stronger DAAP related revenue streams and the Company’s October 2023 acquisition of Medicx Health, which added to 2024 revenues and was not included in the 2023 amounts (in thousands).

	Rolling Twelve Months Ended June 30,
	2024	2023
Average revenue per top 20 pharmaceutical manufacturer	$2,699	$1,804

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last 12 months, which is then divided by 20—which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our penetration within this core customer group stayed consistent from the twelve months ended June 30, 2023 to the twelve months ended June 30, 2024.

	Rolling Twelve Months Ended June 30,
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

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended June 30, 2024 was higher due to stronger DAAP related revenue and the acquisition of Medicx Health in the fourth quarter of 2023.

	Rolling Twelve Months Ended June 30,
	2024	2023
Net revenue retention	124%	89%

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

	Rolling Twelve Months Ended June 30,
	2024	2023
Revenue per average full-time employee	$658	$565

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2024		2023
Net revenue	$18,812	100.0%	$13,818	100.0%
Cost of revenues	7,108	37.8%	5,993	43.4%
Gross profit	11,704	62.2%	7,825	56.6%
Operating expenses	15,453	82.1%	12,674	91.7%
Loss from operations	(3,749)	(19.9)%	(4,849)	(35.1)%
Other income (expense)
Interest expense	(1,528)	(8.1)%	—	—%
Other income	75	0.4%	—	—%
Interest income	106	0.6%	721	5.2%
Total other income (expense)	(1,347)	(7.1)%	721	5.2%
Loss before provision for income taxes	(5,096)	(27.1)%	(4,128)	(29.9)%
Income tax benefit (expense)	1,088	5.8%	(33)	(0.2)%
Net loss	$(4,008)	(21.3)%	$(4,161)	(30.1)%

*	Balances and percentage of net revenue information may not add due to rounding

	Six Months Ended June 30,
	2024		2023
Net revenue	$38,502	100.0%	$26,821	100.0%
Cost of revenues	14,595	37.9%	11,563	43.1%
Gross profit	23,907	62.1%	15,258	56.9%
Operating expenses	32,685	84.9%	27,203	101.4%
Loss from operations	(8,778)	(22.8)%	(11,945)	(44.5)%
Other income (expense)
Interest expense	(3,074)	(8.0)%	—	—%
Other Income	75	0.2%	—	—%
Interest income	125	0.3%	1,386	5.2%
Total other income (expense)	(2,874)	(7.7)%	1,386	5.2%
Loss before provision for income taxes	(11,652)	(30.3)%	(10,559)	(39.4)%
Income tax benefit	744	1.9%	—	—%
Net loss	$(10,908)	(28.3)%	$(10,559)	(39.4)%

*	Balances and percentage of net revenue information may not add due to rounding

Net Revenues

Net revenue reported for the three months ended June 30, 2024 was approximately $18,812, an increase of approximately 36% over the approximately $13,818 from the same period in 2023. Our net revenue reported for the six months ended June 30, 2024 was approximately $38,502, an increase of approximately 44% over the approximately $26,821 from the same period in 2023. The increase in net revenue was as a result of the impact of the fourth quarter 2023 acquisition of Medicx Health, which was not included in the prior year numbers, plus growth of DAAP related sales, where the quarter benefited from an increase list delivery related revenue tied to new DAAP program launches. The increases in the three and six months ended June 30, 2024 were partially offset by a reduction of approximately $1,213 and $3,080, respectively, as a result of the disposal of our non-core Access solutions and the sale of certain non-core solutions-related contracts in the fourth quarter of 2023.

Net revenues of $22,408 and $43,439, as shown in the pro forma financial consolidated statement of operations data table in Note 1 above, includes $1,213 and $3,080 related to the Access and other non-core solutions revenues for the three and six months ended June 30, 2023, compared to $18,812 and $38,502 for the three and six months ended June 30, 2024, for which no Access or other non-core solutions revenue was recorded.

Cost of Revenues

Our cost of revenues, comprised primarily of revenue share expense paid to our network partners as well as costs associated with licensing data from third parties, was approximately $7,108 or 37.8% of net revenues for the three months ended June 30, 2024 compared to $5,993 or 43.4% of net revenues for the three months ended June 30, 2023 and was approximately $14,595 or 38% of net revenues for the six months ended June 30, 2024, compared to $11,563 or 43% of net revenues for the six months ended June 30, 2023.

The changes in cost of revenues as a percentage of revenues was a result of solution and channel mix. Additional discussion is included in the Gross Margin section below.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, was approximately $11,704 or 62.2% of net revenues for the three months ended June 30, 2024 compared to $5,993 or 56.6% of net revenues for the three months ended June 30, 2023 and was approximately $14,595 or 38% of net revenues for six months ended June 30, 2024 compared to $11,563 or 43% of net revenues for the six months ended June 30, 2023.

We had higher second quarter revenues compared to the same year ago period due to the fourth quarter acquisition of Medicx Health and growth in our DAAP related sales, leading to increased gross margin. Our overall margin percentage improved, compared with a year ago, as a result of an increased delivery of higher margin revenue solutions, such as DAAP, and using more cost-effective channel partnerships.

Operating Expenses

Operating expenses increased to approximately $15,453 for the three months ended June 30, 2024 from approximately $12,674 for the same period in 2023, an increase of approximately 22%. For six months ended June 30, 2024 operating expenses were approximately $32,685 compared to approximately $27,137 for the six months ended June 30, 2023, a increase of 20%. The detail by major category is reflected in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation	$2,903	$3,503	$5,926	$7,884
Depreciation and amortization	1,073	465	2,140	929
Other general and administrative expenses	11,477	8,706	24,619	18,325
Total operating expense	$15,453	$12,674	$32,685	$27,137

Stock-based compensation decreased from approximately $3,503 for the three months ended June 30, 2023, to approximately $2,903 for the three months ended June 30, 2024, and decreased from approximately $7,884 for the six months ended June 30, 2023, to approximately $5,926 for the six months ended June 30, 2024. The decrease in both periods was a result of the lower grant date fair value of awards due to declines in the Company’s stock price as well as fewer equity awards made in such periods.

Depreciation and amortization increased from approximately $465 for the three months ended June 30, 2023, to approximately $1,073 for the three months ended June 30, 2024, and increased from approximately $929 for the six months ended June 30, 2023, to approximately $2,140 for the six months ended June 30, 2024. The increase in both periods was a result of the additional amortization associated with the identifiable intangibles arising from the Medicx Health acquisition.

Other general and administrative expenses increased from approximately $8,706 for the three months ended June 30, 2023 to approximately $11,477 for the three months ended June 30, 2024, and increased from approximately $18,325 for the six months ended June 30, 2023, to approximately $24,619 for the six months ended June 30, 2024. This increase in both periods is primarily a result of increases in compensation expense, due to additional headcount as a result of the Medicx Health acquisition therefore causing a related increase in bonus and commission expense, professional fees, primarily audit and accounting fees, insurance costs and partner integration incentives.

Other income (expense)

Interest expense was approximately $1,528 and $3,074 for the three and six months ended June 30, 2024 and represents interest charges on our Term Loan, which was raised to partially fund the acquisition of Medicx Health in the fourth quarter of 2023, together with the amortization of the related issuance costs.

Other income was $75 for the three and six months ended June 30, 2024 and represents a reduction in the estimated amount due as a result of a supplier related payment contingency.

Interest income decreased from approximately $721 for the three months ended June 30, 2023, to approximately $106 for the three months ended June 30, 2024, and from approximately $1,386 for the six months ended June 30, 2023, to approximately $125 for the six months ended June 30, 2024. The decrease was a result of lower invested balances as we realized short-term investments during 2023 in order to partially fund the acquisition of Medicx Health.

Income tax expense

Income tax benefit was approximately $1,088, or an effective rate of 21.4%, and $744, or an effective rate of 6.4%for the three and six months ended June 30, 2024, respectively. For further information, see Part I, Item I. Financial Statements; Note 12 — Income Taxes in the Condensed Consolidated Financial Statements.

Net Loss

We had a net loss of approximately $4,008 for the three months ended June 30, 2024, as compared to a net loss of approximately $4,161 during the three months ended June 30, 2023 and approximately $10,908 for the six months ended June 30, 2024 as compared to $10,559 for the six months ended June 30, 2023. The reasons and specific components associated with the change are discussed above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings, in addition, during the year ended December 31, 2023, the Company entered into a Term loan of $40.0 million in order to partially fund the acquisition of Medicx Health. As of June 30, 2024, the total principal balance outstanding on the Term loan was approximately $37.3 million and we were in compliance with all of the financial covenants of the Term loan.

As of June 30, 2024, we had total current assets of approximately $46.0 million, compared with current liabilities of approximately $15.0 million, resulting in working capital of approximately $31.0 million and a current ratio of approximately 3.1 to 1. This represents a decrease from our working capital of approximately $36.4 million, whilst maintaining the same current ratio at 3.0 to 1 when compared to December 31, 2023. This decrease in our working capital is discussed in more detail below.

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

Cash Flows

Following is a table with summary data from the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, as presented (in thousands).

	Six Months Ended June 30,
	2024	2023
Net cash provided by /(used in) operating activities	$2,900	$(2,455)
Net cash provided by /(used in) investing activities	(238)	1,674
Net cash provided by /(used in) financing activities	(1,555)	(7,621)
Net increase (decrease) in cash and cash equivalents	$1,107	$(8,402)

We generated approximately $2,900 from operating activities during the six months ended June 30, 2024, compared with $2,455 used in operating activities in the same period in 2023. We had a net loss of $10,908 for the first six months of 2024, which included non-cash expenses of $8,431. This was offset by cash generated by the collection of receivables.

Cash used by investing activities was approximately $238 for the six months ended June 30, 2024. We invested in internally developed software in the amount of $161 and spent $77 on property and equipment. Cash used in investing activities for the same period in the prior year was $1,674 as we made a net investment of $3,000 in treasury bills and invested $1,274 in internally developed software.

Cash used for financing activities was approximately $1,555, during the six months ended June 30, 2024. We used $555 to pay withholding taxes on behalf of employees vesting in restricted stock units and made repayments totaling $1,000 on our Term loan. Cash used for financing activities for the same period in prior year was $7,621, primarily related to the repurchase of 526,999 shares of our common stock for approximately $7,522. The remaining amount arose from paying withholding taxes on behalf of employees vesting in restricted stock units, partially offset by receipt of funds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time, the Company enters into arrangements with a partner to acquire minimum amounts of media, data or messaging capabilities. As of June 30, 2024, the Company had commitments for future minimum payments of approximately $18.5 million that will be reflected in cost of revenues during the remainder of 2024 and years 2025 through 2028.

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

Plan for Remediation of Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Management intends to implement the following remediation steps:

a.	The Company will require each third-party service organization to provide a SOC-1, Type 2 report to the Company for management to review and make adjustments to the remediation plans, as necessary.

b.	If a SOC-1, Type 2 report is not available, the Company will evaluate each third-party’s relevant system(s) and reporting directly through inquiry and substantive testing of such third-party’s control environment.

c.	If the Company is unable to obtain a valid SOC-1 Type 2 report or perform substantive testing of such third-party service organization’s control environment, the Company will implement a qualification and program triaging process, which would include modifying customer contracts, limiting the volume of activity with those third-parties and establishing other controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.

Management believes the measures described above will remediate the material weakness that we have identified. During the quarter ended June 30, 2024, the Company continued to engage with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal controls over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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

Date: August 14, 2024
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: August 14, 2024
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)