Form 10-Q
period 2024-09-30
OptimizeRx Corp
filed 2024-11-14
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,420,906 common shares as of November 8, 2024.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (unaudited);
3	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months September 30, 2024 and 2023 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data, unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$16,126	$13,852
Accounts receivable, net of allowance for credit losses of $339 and $239 at September 30, 2024 and December 31, 2023, respectively	26,327	36,253
Taxes receivable	64	1,036
Prepaid expenses and other	4,389	3,190
Total current assets	46,906	54,331
Property and equipment, net	161	149
Other assets
Goodwill	70,869	78,357
Technology assets, net	8,383	9,013
Patent rights, net	5,685	6,185
Tradename and customer relationships, net	32,411	34,198
Operating lease right of use assets, net	422	573
Security deposits and other assets	362	568
Total other assets	118,132	128,894
TOTAL ASSETS	$165,199	$183,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,000	$2,000
Accounts payable – trade	2,754	2,227
Accrued expenses	5,557	7,755
Revenue share payable	3,210	5,506
Current portion of lease liabilities	195	222
Deferred revenue	786	172
Total current liabilities	14,502	17,882
Non-current liabilities
Long-term debt, net	33,278	34,231
Lease liabilities, net of current portion	242	371
Deferred tax liabilities, net	2,712	4,337
Total liabilities	50,734	56,821
Commitments and contingencies (See note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2024 or December 31, 2023	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,069,432 and 19,899,679 shares issued at September 30, 2024 and December 31, 2023, respectively	20	20
Treasury stock, $0.001 par value, 1,741,397 shares held at September 30, 2024 and December 31, 2023	(2)	(2)
Additional paid-in-capital	198,737	190,793
Accumulated deficit	(84,290)	(64,258)
Total stockholders’ equity	114,465	126,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,199	$183,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenue	$21,309	$16,331	$59,811	$43,153
Cost of revenues, exclusive of depreciation and amortization presented separately below	7,862	6,531	22,456	18,094
Gross profit	13,447	9,800	37,355	25,059

Operating expenses
General and administrative expenses	13,425	12,886	43,971	39,162
Goodwill impairment	7,489	—	7,489	—
Depreciation and amortization	1,095	467	3,235	1,395
Total operating expenses	22,009	13,353	54,695	40,557
Loss from operations	(8,562)	(3,553)	(17,340)	(15,499)
Other income (expense)
Interest expense	(1,524)	—	(4,597)	—
Other income	38	—	113	—
Interest income	107	688	231	2,074
Total other income (expense), net	(1,379)	688	(4,253)	2,074
Loss before provision for income taxes	(9,941)	(2,865)	(21,593)	(13,424)
Benefit from income taxes	817	—	1,561	—
Net loss	$(9,124)	$(2,865)	$(20,032)	$(13,424)
Weighted average number of shares outstanding – basic	18,323,542	16,637,606	18,250,775	16,907,482
Weighted average number of shares outstanding – diluted	18,323,542	16,637,606	18,250,775	16,907,482
Loss per share – basic	$(0.50)	$(0.17)	$(1.10)	$(0.79)
Loss per share – diluted	$(0.50)	$(0.17)	$(1.10)	$(0.79)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2024	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553

Stock based compensation expense
Options	—	—	—	—	1,353	—	1,353
Restricted stock	—	—	—	—	1,671	—	1,671
Issuance of common stock
For restricted stock units vested	22,200	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	(6,900)	(6,900)

Balance March 31, 2024	19,921,879	$20	(1,741,397)	$(2)	$193,677	$(71,158)	$122,537

Stock based compensation expense
Options	—	—	—	—	1,149	—	1,149
Restricted stock	—	—	—	—	1,753	—	1,753
Issuance of common stock
For restricted stock units vested	140,028	—	—	—	(415)	—	(415)
Net loss	—	—	—	—	—	(4,008)	(4,008)

Balance June 30, 2024	20,061,907	$20	(1,741,397)	$(2)	$196,164	$(75,166)	$121,016

Stock based compensation expense
Options	—	—	—	—	992	—	992
Restricted stock	—	—	—	—	1,612	—	1,612
Issuance of common stock
For restricted stock units vested	7,525	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,124)	(9,124)

Balance September 30, 2024	20,069,432	$20	(1,741,397)	$(2)	$198,737	$(84,290)	$114,465

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2023	18,288,571	$18	(1,214,398)	$(1)	$172,786	$(46,692)	$126,111

Stock based compensation expense
Options	—	—	—	—	1,467	—	1,467
Restricted stock	—	—	—	—	2,914	—	2,914
Issuance of common stock
For options exercised	9,668	—	—	—	41	—	41
For restricted stock units vested	33,272	—	—	—	(170)	—	(170)
Net loss	—	—	—	—	—	(6,398)	(6,398)

Balance March 31, 2023	18,331,511	$18	(1,214,398)	$(1)	$177,036	$(53,090)	$123,964

Stock based compensation expense
Options	—	—	—	—	1,655	—	1,655
Restricted stock	—	—	—	—	1,848	—	1,848
Issuance of common stock
For options exercised	10,000	—	—	—	105	—	105
For restricted stock units vested	35,260	—	—	—	(73)	—	(73)
Repurchase of common stock			(526,999)	(1)	(7,522)		(7,522)
Net loss	—	—	—	—	—	(4,161)	(4,161)

Balance June 30, 2023	18,376,771	$18	(1,741,397)	$(2)	$173,050	$(57,251)	$115,815

Stock based compensation expense
Options	—	—	—	—	1,598	—	1,598
Restricted stock	—	—	—	—	1,608	—	1,608
Issuance of common stock							—
For options exercised	—	—	—	—	—	—	—
For restricted stock units vested	10,149	—	—	—	(49)	—	(49)
Repurchase of common stock			—	—	—		—
Net loss	—	—	—	—	—	(2,865)	(2,865)

Balance September 30, 2023	18,386,920	$18	(1,741,397)	$(2)	$176,207	$(60,117)	$116,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(20,032)	$(13,424)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	3,235	1,395
Stock-based compensation	8,530	11,090
Goodwill impairment	7,489	—
Deferred income taxes	(1,625)	—
Bad debt expense	131	478
Amortization of debt issuance costs	547	—
Changes in:
Accounts receivable	9,795	838
Prepaid expenses and other assets	(1,200)	(728)
Accounts payable	527	(859)
Revenue share payable	(2,296)	(305)
Accrued expenses and other liabilities	(1,997)	509
Tax receivable	972	—
Deferred revenue	615	24
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,691	(982)

INVESTING ACTIVITIES:
Purchase of property and equipment	(95)	(82)
Purchases of held-to-maturity investments	—	(162,778)
Redemptions of held-to-maturity investments	—	165,089
Acquisition of intangible assets, including intellectual property rights	—	(4)
Capitalized software development costs	(235)	(1,561)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(330)	664

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(587)	(293)
Proceeds from exercise of stock options	—	146
Repurchase of common stock	—	(7,522)
Loan origination costs	—	(300)
Repayment of long-term debt	(1,500)	—
NET CASH USED IN FINANCING ACTIVITIES	(2,087)	(7,969)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,274	(8,287)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,852	18,209
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,126	$9,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,081	$—
ROU assets obtained in exchange for lease obligations	$—	$158
Cash paid for income taxes	$—	$—

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at September 30, 2024, and our results of operations, changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2024 and 2023, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated condensed balance sheet as of that date. We operate a single reporting segment and, accordingly, use our consolidated net income as our measure of profit and loss and it is not presented separately here.

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

The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

On October 24, 2023, the Company acquired 100% of the issued and outstanding preferred and common stock of Healthy Offers, Inc., a Nevada corporation d/b/a Medicx Health (“Medicx Health”) - See Part II, Item 8. Financials Statements and Supplementary Data; Note 3 - Acquisitions in our Form 10-K for additional information regarding this transaction.

The following presents the pro forma consolidated statement of operations as if Medicx Health had been included in the consolidated results of the Company for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
Pro-forma consolidated statement of operations	September 30,
Revenue	$23,852	$67,291
Net loss	(3,484)	(18,141)

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

These amounts have been calculated after applying the Company’s accounting policies, adjusting Medicx Health results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023, interest expense associated with the term loan and elimination of interest income on short-term investments that were used to fund the acquisition,

During the year ended December 31, 2023, the Company disposed of its non-core Access business - See Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangible Assets in our Form 10-K for additional information regarding this transaction. A pro forma statement of operations for the three and nine months ended September 30, 2024 is not presented for this transaction as the pro forma impacts were not material to the Company’s consolidated results.

Revenue presented in the pro forma financial consolidated statement of operations data above includes $1,088 and $4,169, respectively related to the Access and other non-core solutions for which no revenue was recorded in the three and nine months ended September 30, 2024 (see also the discussion under Net Revenues in Results of Operations for the three and nine months ended September 30, 2024 in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Change in Accounting Estimate

In accordance with its policy, the Company periodically reviews the stand-alone selling prices of its performance obligations under Revenue from Contracts with Customers (“ASC Topic 606”) for use in allocating the contract prices. As a result, effective April 1, 2024, the Company updated the methodology for determining the value of program design and consulting services from the residual method to using an adjusted market assessment approach. The effect of this change in estimate was immaterial to the results for the three and nine months ended September 30, 2024, but may become material in future periods.

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

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, “Investments - Equity Securities”, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At September 30, 2024 and December 31, 2023, we have recorded $8.2 million and none, respectively, of money market funds at approximate fair value.

NOTE 4 – CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the consolidated statements of operations. Amortization of capitalized internal use software expense for the three and nine months ended September 30, 2024 and 2023 was $91 and $233 and $48 and $143, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $217 and $696 at September 30, 2024 and December 31, 2023, respectively.

NOTE 5 – GOODWILL

The Company has a single reporting segment. The goodwill is related to the acquisitions of Medicx Health in 2023, EvinceMed in 2022, RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018. Goodwill is not amortizable for financial statement purposes. Goodwill is tested for impairment at a reporting segment level at least annually, as of December 31, or on an interim basis if an event occurs or circumstances change (a “Triggering Event”).

During the third quarter of 2024, the Company experienced a Triggering Event due to a sustained decline in its stock price and overall market capitalization. Accordingly, the Company conducted a quantitative impairment test of its goodwill at September 30, 2024. The Company estimated the implied fair value of its goodwill using a combination of a market approach and income approach.

At September 30, 2024 and December 31, 2023, the carrying amounts of goodwill were $70.9 million and $78.4 million, respectively. A noncash charge of $7.5 million, representing the amount by which the Company’s book value exceeds its estimated fair value, was recorded as a goodwill impairment in the three months ended September 30, 2024.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 6 – LONG-TERM DEBT

On October 11, 2023, in connection with the acquisition of Medicx Health, we entered into a financing agreement that provided for a $40 million term loan (the “Term Loan”).

Long-term debt, net comprised the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Term Loan, due in 2027	$36,790	$38,290
Less: current portion	(2,000)	(2,000)
Less: unamortized issuance costs	(1,512)	(2,059)
Long-term debt, net	$33,278	$34,231

As of September 30, 2024, the Term Loan bears interest at 14.0%, with an effective rate of 16.1%, including the impact of the amortization of debt issuance costs of $182 and $547 for the three and nine months ended September 30, 2024, respectively.

On September 30, 2024, we entered into Amendment No. 2 to the financing agreement, which extended the test period for measurement of the leverage ratio and qualified cash measurements from September 30, 2024 to October 15, 2024.

As of September 30, 2024, the Company was in full compliance with the financial covenants associated with the Term Loan.

The Term Loan is repayable in quarterly installments, beginning December 31, 2023, equivalent to 1.25% or $0.5 million, of the original principal amount, with the outstanding unpaid principal and all accrued but unpaid interest due and payable on the earlier of (i) the fourth anniversary of the closing date of the Term Loan or (ii) the date on which the Term Loan is declared due and payable pursuant to the terms of the financing agreement.

In addition, the Company is required to make a mandatory prepayment on March 31, of each year, commencing with 2025, equivalent to Excess Cash Flow multiplied by a percentage factor of 25%, if the leverage ratio is 3.60 to 1.00 or less, 50% if the leverage ratio is greater than 3.60 to 1 or less than or equal; to 4.10 to 1.00 and 75%, if the leverage ratio is greater than 4.10 to 1.00. Excess Cash Flow is defined in the financing agreement as Consolidated EBITDA for the previous fiscal year less scheduled principal and interest payments, capital expenditure, cash taxes and any cash expenses/gains added back to net income in the calculation of Consolidated EBITDA, adjusted for any increase/decrease in working capital during the fiscal year.

Repayments of the Term Loan due under the terms of the financing agreement, including an estimate of the amount associated with the Excess Cash Flow calculation discussed above, for the remainder of the current and in each of the next three fiscal years are as follows:

As of September 30, 2024
2024 (remainder)	$500
2025	2,000
2026	2,000
2027	32,290
$36,790

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 7 – LEASES

We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as Operating lease right-of-use assets and Operating lease liabilities.

For the three and nine months ended September 30, 2024 and 2023, the Company’s lease costs consist of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$62	$11	$186	$61
Short-term lease cost	1	19	2	27
Total lease cost	$63	$30	$188	$88

The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next four fiscal years and thereafter:

As of September 30, 2024
2024 (remainder)	$67
2025	188
2026	114
2027	67
2028	46
Thereafter	—
Total	482
Less: discount	45
Total lease liabilities	$437

The weighted average remaining lease term at September 30, 2024 for the operating leases is 2.7 years, and the weighted average discount rate used in calculating the operating leases assets and liabilities is 6.96%. Cash paid for amounts included in the measurement of lease liabilities was $168 and $53 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, payments on lease obligations were $193 and $60, respectively, and amortization on the right of use assets was $175 and $61, respectively.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of September 30, 2024. No shares were issued or outstanding in either 2024 or 2023.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of September 30, 2024. There were 18,328,035 and 18,158,282 shares of common stock outstanding, net of shares held in treasury of 1,741,397 at September 30, 2024 and December 31, 2023, respectively.

During each of the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, no shares of our common stock were issued, and no proceeds were received in connection with the exercise of options under our 2013 Incentive Plan and our 2021 Equity Incentive Plan.

During the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, 22,200, 140,028 and 7,525 shares of common stock, respectively, were issued in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the nine months ended September 30, 2024, a total of 52,092 shares, valued at $585,571, were surrendered and subsequently cancelled.

During the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, the Company issued 9,668, 10,000 and 0 shares of our common stock and received proceeds of $40, $105 and $0, respectively, in connection with the exercise of options under our 2013 Incentive Plan.

During the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, the Company issued 33,272, 35,260 and 10,149 shares of common stock in connection with the vesting of restricted stock units under our 2013 Incentive Plan and our 2021 Equity Incentive Plan. 28,157 shares valued at $121 were surrendered in connection with the net withhold settlement method, and were subsequently cancelled.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company could repurchase up to $15.0 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024. There were no shares repurchased in 2024 prior to the expiration.

During the three and nine months ended September 30, 2023, the Company repurchased none and 526,999 shares of common stock, respectively, under this program for a total of $7,522, including commissions paid on repurchases. These shares were recorded as treasury shares using the par value method.

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

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

Stock Options

The compensation expense related to options for the nine months ended September 30, 2024 and 2023 was $3,494 and $4,720, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model. There is $4,115 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 1.57 years. The total intrinsic value of outstanding options at September 30, 2024 was $8.

During 2022, the Company granted certain performance-based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 and $16 in expense related to these options recorded during the three and nine months ended September 30, 2024.

Restricted Stock Units

The Company recorded $5,036 and $6,370 in compensation expense related to restricted stock units for the nine months ended September 30, 2024 and 2023, respectively. A total of $6,793 remains to be recognized at September 30, 2024 over a weighted average period of 1.6 years.

During 2022, the Company granted certain performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 and $16 in expense related to these restricted stock units recorded during the three and nine months ended September 30, 2024.

The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. There was $591 and $541 included in the compensation expense discussed above related to director’s compensation for the periods ended September 30, 2024 and 2023, respectively.

NOTE 10 – REVENUES

Under ASC Topic 606, we record revenue when earned, rather than when billed. From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $6,002 and $3,288 at September 30, 2024, and December 31, 2023, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.

Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of ePrescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers. The Company’s contracts are generally less than one year and the primary performance obligation is delivery of messages, or content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting.

We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider program design and related consulting services to be performance obligations separate from the delivery of messages. Revenue is recognized at the point in time when the work product is delivered to the customer. The net contract balance for contracts in progress at September 30, 2024 and December 31, 2023, was $23,191 and $2,021, respectively. The outstanding performance obligations are expected to be satisfied during the year ended December 31, 2024.

In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are contracted based on a quarterly or annual spend amount and on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended 2023 and during the first nine months of 2024, there were two contracts with customers that included a rebate clause.

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and transaction revenue is recognized over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific situation. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.

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

The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under our revenue recognition policy. Deferred revenue was $786 and $172 as of September 30, 2024 and December 31, 2023, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity for the deferred revenue account for the nine months ended September 30:

	2024	2023
Balance January 1	$172	$164
Revenue recognized	(3,228)	(2,444)
Amount collected	3,961	3,015
Balance March 31	$905	$735
Revenue recognized	(1,853)	(3,171)
Amount collected	2,002	2,887
Balance June 30	$1,054	$451
Revenue recognized	(2,721)	(3,043)
Amount collected	2,453	2,780
Balance September 30	$786	$188

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized over time	$20,441	$14,815	$54,189	$40,421
Revenue recognized at a point in time	868	1,516	5,622	2,732
Total Revenue	$21,309	$16,331	$59,811	$43,153

Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. The Company does not seek collateral to secure its accounts receivable and amounts billed are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for credit losses. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.

The following is a summary of changes in the allowance for credit losses for the nine months ended September 30,:

	2024	2023
Balance at January 1,	$239	$352
Bad debt expense	132	128
Write-offs	—	—
Balance at March 31,	$371	$480
Bad debt expense	—	111
Write-offs	—	—
Balance at June 30,	$371	$591
Bad debt expense	(1)	239
Write-offs	31	9
Balance at September 30,	$339	$821

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates. The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties. During the three months ended September 30, 2024 we sold to Eversana and LifeMD resulting in $0.2 million recognized revenue where one or more of our executive officers or members of our Board of Directors were, during the periods presented, an executive officer or a board member. All of the related party transactions were made at current market rates.

NOTE 11 – LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(9,124)	$(2,865)	$(20,032)	$(13,424)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	18,323,542	16,637,606	18,250,775	16,907,482
Effect of dilutive stock options, warrants, and stock grants	—	—	—	—
Diluted	18,323,542	16,637,606	18,250,775	16,907,482

Net loss per share
Basic	$(0.50)	$(0.17)	$(1.10)	$(0.79)
Diluted	$(0.50)	$(0.17)	$(1.10)	$(0.79)

The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average number of shares for the periods ended	2024	2023	2024	2023
Options	2,645	7,433	8,850	17,736
Unvested restricted stock unit awards	73,938	3,739	138,074	23,341
Total	76,583	11,172	146,924	41,077

OPTIMIZERX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excepts share and per share data, unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Commitments

From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of September 30, 2024, the Company had commitments for future minimum payments of $16.7 million that will be reflected in cost of revenues during the years from 2024 through 2028. Minimum payments are due in the remainder of 2024 and fiscal 2025, 2026, 2027 and 2028 in the amounts of $1.8 million, $8.8 million, $3.6 million, $2.4 million and $0.1 million, respectively.

NOTE 13 – INCOME TAXES

The Company reported a benefit from income taxes of $817 and $1,561 for the three and nine months ended September 30, 2024, representing an effective tax rate of 8.2% and 7.2%. The effective tax rate for the three and nine months ended September 30, 2024 reflects the impact of certain permanent items, projected increases in our valuation allowance during the year and discrete items for the quarter related to stock based compensation.

There was no provision for or benefit from taxes in the three and nine months ended September 30, 2023, as we carried a full valuation allowance against our net deferred tax assets due to our history of losses.

As discussed in our annual report on Form 10-K for the year ended December 31, 2023, we had net operating loss carry-forwards for federal income tax purposes of approximately $16.7 million as of December 31, 2023.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2024, we made a voluntary principal payment of $2 million on our Term Loan balance.

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

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including volatility of inflation and interest rates have led to economic uncertainty. In addition, high levels of employee turnover across the pharmaceutical industry as well as a fewer number of U.S. drug approvals could create additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in twelve months ended September 30, 2024 as compared to the twelve months ended September 30, 2023 is primarily the result of stronger DAAP related revenue streams and the Company’s October 2023 acquisition of Medicx Health, which added to 2024 revenues and was not included in the 2023 amounts (in thousands).

	Rolling Twelve Months Ended September 30,
	2024	2023
Average revenue per top 20 pharmaceutical manufacturer	$2,824	$1,902

Percent of top 20 pharmaceutical manufacturers that are customers. Percent of top 20 pharmaceutical manufacturers that are customers is calculated by taking the number of revenue generating customers that are pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last 12 months, which is then divided by 20 - which is the number of pharmaceutical manufacturers included in the aforementioned list. The Company uses this metric to monitor its progress in penetrating key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our penetration within this core customer group stayed consistent from the twelve months ended September 30, 2023 to the twelve months ended September 30, 2024.

	Rolling Twelve Months Ended September 30,
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

	Rolling Twelve Months Ended September 30,
	2024	2023
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	64%	61%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in the twelve months ended September 30, 2024 was higher due to increased adoption of DAAP year over year as well as the acquisition of Medicx Health in the fourth quarter of 2023.

	Rolling Twelve Months Ended September 30,
	2024	2023
Net revenue retention	127%	93%

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

	Rolling Twelve Months Ended September 30,
	2024	2023
Revenue per average full-time employee	$630	$568

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2024		2023
Net revenue	$21,309	100.0%	$16,331	100.0%
Cost of revenues	7,862	36.9%	6,531	40.0%
Gross profit	13,447	63.1%	9,800	60.0%
Operating expenses	22,009	103.3%	13,353	81.8%
Loss from operations	(8,562)	(40.2)%	(3,553)	(21.8)%
Other income (expense)
Interest expense	(1,524)	(7.1)%	—	—%
Other income	38	0.2%	—	—%
Interest income	107	0.5%	688	4.2%
Total other income (expense)	(1,379)	(6.4)%	688	4.2%
Loss before provision for income taxes	(9,941)	(46.7)%	(2,865)	(17.5)%
Income tax benefit	817	3.8%	—	—%
Net loss	$(9,124)	(42.78)%	$(2,865)	(17.5)%

*	Balances and percentage of net revenue information may not add due to rounding

	Nine Months Ended September 30,
	2024		2023
Net revenue	$59,811	100.0%	$43,153	100.0%
Cost of revenues	22,456	37.5%	18,094	41.9%
Gross profit	37,355	62.5%	25,059	58.1%
Operating expenses	54,695	91.4%	40,557	94.0%
Loss from operations	(17,340)	(29.0)%	(15,499)	(35.9)%
Other income (expense)
Interest expense	(4,597)	(7.7)%	—	—%
Other income	113	0.2%	—	—%
Interest income	231	0.4%	2,074	4.8%
Total other income (expense)	(4,253)	(7.3)%	2,074	4.8%
Loss before provision for income taxes	(21,593)	(36.1)%	(13,424)	(31.1)%
Income tax benefit	1,561	2.6%	—	—%
Net loss	$(20,032)	(33.5)%	$(13,424)	(31.1)%

*	Balances and percentage of net revenue information may not add due to rounding

Net Revenues

Net revenue reported for the three months ended September 30, 2024 was approximately $21,309, an increase of approximately 30% over the approximately $16,331 from the same period in 2023. Our net revenue reported for the nine months ended September 30, 2024 was approximately $59,811, an increase of approximately 39% over the approximately $43,153 from the same period in 2023. The increase in net revenue was as a result of the impact of the fourth quarter 2023 acquisition of Medicx Health, which was not included in the prior year numbers, plus growth of DAAP related sales. The increases in the three and nine months ended September 30, 2024 were partially offset by a reduction of approximately $1,088 and $4,169, respectively, as a result of the disposal of our non-core Access solutions and the sale of certain non-core solutions-related contracts in the fourth quarter of 2023.

Net revenues of $23,852 and $68,603, as shown in the pro forma financial consolidated statement of operations data table in Note 1 above, includes $1,088 and $4,169 related to the Access and other non-core solutions revenues for the three and nine months ended September 30, 2023, compared to $21,309 and $59,811 for the three and nine months ended September 30, 2024, for which no Access or other non-core solutions revenue was recorded.

Cost of Revenues

Our cost of revenues, comprised primarily of revenue share expense paid to our network partners as well as costs associated with licensing data from third parties, was approximately $7,862 or 36.9% of net revenues for the three months ended September 30, 2024 compared to $6,531 or 40.0% of net revenues for the three months ended September 30, 2023 and was approximately $22,456 or 38% of net revenues for the nine months ended September 30, 2024, compared to $18,094 or 42% of net revenues for the nine months ended September 30, 2023.

The changes in cost of revenues as a percentage of revenues was a result of solution and channel mix. Additional discussion is included in the Gross Margin section below.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, was approximately $13,447 or 63.1% of net revenues for the three months ended September 30, 2024 compared to $9,800 or 60.0% of net revenues for the three months ended September 30, 2023 and was approximately $37,355 or 62.5% of net revenues for the nine months ended September 30, 2024 compared to $25,059 or 58.1% of net revenues for the nine months ended September 30, 2023.

We had higher third quarter revenues compared to the same year ago period due to the fourth quarter 2023 acquisition of Medicx Health and growth in our DAAP related sales, leading to increased gross margin. Our overall margin percentage improved, compared with a year ago, as a result of an increased delivery of higher margin revenue solutions, such as DAAP and Medicx Audience Activation (“MAA”), and using more cost-effective channel partnerships.

Operating Expenses

Operating expenses increased to approximately $22,009 for the three months ended September 30, 2024 from approximately $13,353 for the same period in 2023, an increase of approximately 65%. For the nine months ended September 30, 2024 operating expenses were approximately $54,695 compared to approximately $40,557 for the nine months ended September 30, 2023, an increase of 35%. The detail by major category is reflected in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation	$2,604	$3,206	$8,530	$11,090
Depreciation and amortization	1,095	467	3,235	1,395
Goodwill impairment	7,489	—	7,489	—
Other general and administrative expenses	10,821	9,680	35,441	28,072
Total operating expense	$22,009	$13,353	$54,695	$40,557

Stock-based compensation decreased from approximately $3,206 for the three months ended September 30, 2023, to approximately $2,604 for the three months ended September 30, 2024, and decreased from approximately $11,090 for the nine months ended September 30, 2023, to approximately $8,530 for the nine months ended September 30, 2024. The decrease in both periods was a result of the lower grant date fair value of awards due to declines in the Company’s stock price as well as fewer equity awards made in such periods.

Depreciation and amortization increased from approximately $467 for the three months ended September 30, 2023, to approximately $1,095 for the three months ended September 30, 2024, and increased from approximately $1,395 for the nine months ended September 30, 2023, to approximately $3,235 for the nine months ended September 30, 2024. The increase in both periods was a result of the additional amortization associated with the identifiable intangibles arising from the Medicx Health acquisition.

The Company recorded goodwill impairment in the amount of $7.5 million in the three months ended September 30, 2024. This amount represents the excess of the book value of the Company’s equity over the estimated fair value.

Other general and administrative expenses increased from approximately $9,680 for the three months ended September 30, 2023 to approximately $10,821 for the three months ended September 30, 2024, and increased from approximately $28,072 for the nine months ended September 30, 2023, to approximately $35,441 for the nine months ended September 30, 2024. This increase in both periods is primarily a result of increases in compensation expense, due to additional headcount as a result of the Medicx Health acquisition, increasing salary, bonus, and commission expense. There was also an increase in contractors and consultants.

Other income (expense)

Interest expense was approximately $1,524 and $4,597 for the three and nine months ended September 30, 2024 and represents interest charges on our Term Loan, which was raised to partially fund the acquisition of Medicx Health in the fourth quarter of 2023, together with the amortization of the related issuance costs.

Other income was $38 and $113 for the three and nine months ended September 30, 2024 and represents a reduction in the estimated amount due as a result of a supplier related payment contingency.

Interest income decreased from approximately $688 for the three months ended September 30, 2023, to approximately $107 for the three months ended September 30, 2024, and from approximately $2,074 for the nine months ended September 30, 2023, to approximately $231 for the nine months ended September 30, 2024. The decrease was a result of lower invested balances as we realized short-term investments during 2023 in order to partially fund the acquisition of Medicx Health.

Income tax expense

Income tax benefit was approximately $817, or an effective rate of 8.2%, and $1,561, or an effective rate of 7.2% for the three and nine months ended September 30, 2024, respectively. For further information, see Part I, Item I. Financial Statements; Note 13 — Income Taxes in the Condensed Consolidated Financial Statements.

Net Loss

We had a net loss of approximately $9,124 for the three months ended September 30, 2024, as compared to a net loss of approximately $2,865 during the three months ended September 30, 2023 and approximately $20,032 for the nine months ended September 30, 2024 as compared to $13,424 for the nine months ended September 30, 2023. The reasons and specific components associated with the change are discussed above.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings, in addition, during the year ended December 31, 2023, the Company entered into a Term loan of $40.0 million in order to partially fund the acquisition of Medicx Health. As of September 30, 2024, the total principal balance outstanding on the Term loan was approximately $36.8 million and we were in compliance with all of the financial covenants of the Term loan.

As of September 30, 2024, we had total current assets of approximately $46.9 million, compared with current liabilities of approximately $14.5 million, resulting in working capital of approximately $32.4 million and a current ratio of approximately 3.2 to 1. This represents a decrease from our working capital of approximately $36.4 million, whilst maintaining the same current ratio at 3.0 to 1 when compared to December 31, 2023. This decrease in our working capital is discussed in more detail below.

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

Cash Flows

Following is a table with summary data from the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, as presented (in thousands).

	Nine Months Ended September 30,
	2024	2023
Net cash provided by /(used in) operating activities	$4,691	$(982)
Net cash provided by /(used in) investing activities	(330)	664
Net cash provided by /(used in) financing activities	(2,087)	(7,969)
Net increase (decrease) in cash and cash equivalents	$2,274	$(8,287)

We generated approximately $4,691 from operating activities during the nine months ended September 30, 2024, compared with $982 used in operating activities in the same period in 2023. We had a net loss of $20,032 for the first nine months of 2024, which included non-cash expenses of $18,176. This was offset by cash generated through improved working capital management.

Cash used by investing activities was approximately $330 for the nine months ended September 30, 2024. We invested in internally developed software in the amount of $235 and spent $95 on property and equipment. Cash provided by investing activities for the same period in the prior year was $664 as we made a net investment of $2,311 in treasury bills and invested $1,561 in internally developed software.

Cash used for financing activities was approximately $2,087, during the nine months ended September 30, 2024. We used $587 to pay withholding taxes on behalf of employees vesting in restricted stock units and made repayments totaling $1,500 on our Term loan. Cash used for financing activities for the same period in prior year was $7,969, primarily related to the repurchase of 526,999 shares of our common stock for approximately $7,522. The remaining amount arose from paying withholding taxes on behalf of employees vesting in restricted stock units, partially offset by the receipt of funds from the exercise of stock options.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions have been made in determining the allowance for credit losses, carrying value of assets, fair values assigned to acquired long-lived assets, depreciable and amortizable lives of tangible and intangible assets, the carrying value of liabilities, the valuation allowance for deferred tax assets, the timing of revenue recognition and related revenue-share expenses, and inputs used in the calculation of stock-based compensation. Actual results could differ from those estimates and assumptions.

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

The use of different assumptions, estimates, or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit. Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit.

During the third quarter of 2024, the Company experienced sustained decreases in its stock price and market capitalization. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of September 30, 2024. The Company estimated fair value by weighting the results from a market approach and an income approach. Significant assumptions inherent in the valuation methodologies included, but are not limited to, prospective financial information, discount rate, and comparable multiples from publicly traded companies in the same industry. The assessment resulted in a non-cash impairment charge of $7.5 million.

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

Off-Balance Sheet Arrangements

The Company has contracts with various electronic health records systems and ePrescribe platforms, whereby we agree to share a portion of the revenue we generate for eCoupons or banners through their network. From time to time, the Company enters into arrangements with a partner to acquire minimum amounts of media, data or messaging capabilities. As of September 30, 2024, the Company had commitments for future minimum payments of approximately $16.7 million that will be reflected in cost of revenues during the remainder of 2024 and years 2025 through 2028.

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

To address the material weakness referenced above, the Company performed additional analysis and performed other procedures in order to prepare the condensed consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report on this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management believes the measures described above will remediate the material weakness that we have identified. During the quarter ended September 30, 2024, the Company continued to engage with the third-party service organizations to discuss the reporting requirements. As management continues to evaluate and improve our disclosure controls and procedures and internal controls over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

The spouse of Lynn O’Connor Vos, the Chairperson of our Board of Directors, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act with a start date of September 13, 2024. The Rule 10b5-1 Plan provides for the sale of up to 9334 shares of the Company’s common stock held directly by Mr. Vos. The Rule 10b5-1 Plan expires on September 12, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

During the third quarter of 2024, none of our other directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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
Date: November 14, 2024
	By:	/s/ William J. Febbo
William J. Febbo
	Title:	Chief Executive Officer (principal executive officer)

OptimizeRx Corporation
Date: November 14, 2024
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)