Form 10-K
period 2024-12-31
OptimizeRx Corp
filed 2025-03-20
CIK 1448431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $179,568,360

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,490,385 common shares as of March 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into PART III of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENT

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

SUMMARY OF RISK FACTORS

An investment in our Company is subject to a number of risks. Set forth below is a high-level summary of some, but not all, of these risks. You should review and carefully consider the risks and uncertainties described in more detail in “Part I, Item 1A. Risk Factors” of this Annual Report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our securities.

Risks Related to Our Financial Position

●	We have a history of losses, and may not be able to achieve profitability, or, if achieved, sustain profitability.

●	We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all.

●	Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

●	Restrictions in our Term Loan could adversely affect our business, financial condition, results of operations, ability to make distributions, and the value of our securities.

Risks Related to Our Business: Our Industry, Operations, and Competition

●	Seasonal trends in the pharmaceutical brand marketing industry could affect our operating results.

●	Developing and implementing new and updated applications, features and services for our solutions may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.

●	Any failure to offer high-quality customer support for our solutions may adversely affect our relationships with our customers and harm our financial results.

●	We are dependent on a concentrated group of customers.

●	If we are unable to maintain our contracts with electronic prescription platforms and electronic health record systems, our business will suffer.

●	Our agreements with eRx and EHR channel partners could be subject to audit.

●	If we fail to attract new customers or retain and expand existing customers, our business and future prospects may be materially and adversely impacted.

●	The markets in which we operate are competitive, continually evolving and, in some cases, subject to rapid change.

●	Developments in the healthcare industry could adversely affect our business.

Risks Related to Regulatory Matters

●	Actual or perceived failures to comply with applicable laws and regulations that affect the healthcare industry, including data protection, privacy and security, fraud and abuse laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	Our operations may be impacted from changes to current regulations and future legislation.

●	If our customers, partners, and third-party providers fail to comply with the extensive and changing landscape of legal and regulatory requirements affecting the pharmaceutical and healthcare industries, they could face increased costs and/or penalties, which could lead to us losing business.

Risks Related to Our Intellectual Property and Technology

●	We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

●	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

●	We may be unable to support our technology to further scale our operations successfully.

●	Our business will suffer if our network systems fail or become unavailable.

●	The use of AI technology in our operations and IT infrastructure could improve internal processes, but poses security risks and privacy risks; the use of AI technology also faces regulatory uncertainty and scrutiny given that AI technology is rapidly growing and evolving.

Risks Related to Managing Our Growth

●	If we are unable to manage growth, our operations could be adversely affected.

●	We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

●	Our acquisition activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

Risks Related to Inflation, Interest Rates, and Other Adverse Economic Conditions

●	Interest rate increases may adversely affect our financial condition and results of operations.

●	We could be subject to economic, political, regulatory and other risks arising from our international operations.

●	Inflation, the current interest rate environment, and other adverse economic conditions may adversely affect our business, results of operations and financial condition.

●	Geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

●	Impairment charges for goodwill or other long-lived assets may need to be recognized or increased if we lose a major customer, experience a decline in our common stock price or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology.

●	Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

General Risks

●	Our business and growth may suffer if we are unable to attract and retain members of our senior management team and other key employees.

●	The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, prospects, financial condition, and operating results.

Risks Relating to Our Common Stock

●	If a market for our common stock is not maintained, shareholders may be unable to sell their shares.

●	The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

●	We do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our common stock.

●	Certain provision of our charter, bylaws and Nevada law may discourage takeover attempts and business combinations that shareholders might consider in their best interests.

●	Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price.

Risks Related to Being a Public Company

●	We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our future financial statements.

●	Conflicting views on environmental, social and governance matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

PART 1

Item 1. Business

General

OptimizeRx is a leading healthcare technology company that is redefining how life sciences brands connect with patients and healthcare providers. OptimizeRx is a Nevada corporation and was founded in 2006 in Rochester, Michigan as a healthcare technology company delivering various types of messages, including coupons and co-pays directly to physicians and pharmacists though electronic health record (EHR) systems and ePrescribing (eRx) platforms. Over time, the demand for different types of communication and marketing solutions among life sciences organizations, healthcare professionals (HCPs), and patients led us to expand upon our initial solution to increase the variety of health-related information we deliver, as well as the platforms, technology, and audiences through, and to which we deliver.

By combining artificial intelligence (AI)-driven tools with our original financial messaging solution, we progressively enhanced our original financial messaging solution. Our current AI-enabled Dynamic Audience Activation Platform (DAAP) not only identifies precise HCP audiences, but also estimates which HCPs will see brand eligible patients, and when such brand eligible patients will be seen.

After acquiring Healthy Offers, Inc. (d/b/a “Medicx” or “Medicx Health”) in 2023, we expanded our capabilities to include direct-to-consumer (DTC) marketing using our patent-protected Micro-Neighborhood Targeting (MNT) solution. MNT uses de-identified claims data to target not individual patients, but geographies in which eligible patients live, to better target audiences for brand manufacturers - a privacy-centric approach to audience creation. With the integration of DTC marketing, our life sciences brand customers can now access across our omnichannel network to reach both HCP and patient audiences. Today, we offer diverse tech-enabled marketing solutions using sophisticated machine-learning algorithms to find the best audience in the correct channels at the right time.

Customers are able to execute traditional marketing campaigns on our proprietary digital point-of-care network, as well as dynamic DTC marketing campaigns that optimize audiences in real time to increase the value of treatment information for HCPs and patients. Connecting over two million U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary omnichannel network, OptimizeRx helps life sciences organizations engage and support their customers.

Business Strategy

OptimizeRx is at a pivotal moment in its almost 20-year history. Over the past few months, we have completed an extensive review of our business processes, operations, growth plans, capital allocation, strategies and opportunities - with the ultimate goal of assessing how we can best create value for our shareholders.

On March 10, 2025, after a rigorous search and selection process for a new Chief Executive Officer that was conducted by our independent directors with the assistance of a leading executive search firm, we named Stephen L. Silvestro as our Chief Executive Officer.

As Mr. Silvestro leads the next phase of the Company’s growth and transformation, many of our business priorities will be the same, such as continuing to focus on customer centricity and delight, operational excellence, disciplined execution, developing stronger relationships with our valued business partners, and expanding our unique value proposition with our top-tier pharma customers. However, going forward, a core aspect of our new value creation strategy will be to drive towards being recognized as a “Rule of 40” company within the next several years such that our combined annual revenue growth rate and EBITDA margin are 40% or higher. Like other companies aspiring to be a “Rule of 40” company, we understand the need to effectively balance growth with profitability. As we drive towards this ambitious financial goal, we plan to develop a re-occurring revenue component to our business as we look to convert our DAAP customers to a subscription-based model for the data component of our offerings. We believe this will improve our EBITDA margins over time while substantially enhancing the overall predictability of our revenue streams. We also believe this will enhance our ability to scale our business and more thoughtfully plan for profitable growth.

While we believe we are executing the right strategy, our Board of Directors and management team understand the need to regularly review our strategy, assess it against a variety of opportunities that may create greater value, and ensure that the strategy we are executing is fully aligned with the best interests of our shareholders.

Industry Background

Life sciences organizations face a challenging commercial landscape. The life sciences industry is characterized by rapidly advancing science and technologies, intense competition, and a strong emphasis on differentiated products.

As a result, life sciences organizations have increasingly turned to technology solutions to support their commercial strategies. According to industry sources, total pharmaceutical industry commercial spend in the United States is $30 billion of which approximately $10 billion is attributable to commercial digital spend.

We believe significant opportunity exists to address the unmet needs of life sciences organizations as they relate to digital solutions, including omnichannel access to HCPs, for our customers’ biggest commercial challenges. These complex challenges include brand visibility to HCPs which is impacted by a competitive drug environment with sales representatives losing time in front of prescribers, augmented by the amount of time the HCPs have to spend in front of computers and in the EHR. Further, EHRs do not often communicate with one another, creating interoperability issues resulting in HCPs not having all relevant patient information. In addition, expensive specialty medications are becoming more common and involve more complex diagnosis criteria - factors that contribute to substantial script abandonment by patients. Our solutions are designed to address these and other commercial challenges faced by our customers.

Principal Solutions

We offer clear, actionable solutions to the challenges faced by our customers, and our combined HCP and DTC marketing strategies are designed to ensure our customers’ brands are positioned at the right moment and with the right message, always prioritizing the end result: successful brand engagement to reach both HCPs and patients, ultimately resulting in improved patient care.

Our principal solutions can be summarized as follows:

Audience Development: DAAP and MNT

●	Dynamic Audience Activation Platform (DAAP) generates dynamic audiences with predictive analytics via machine learning methods. This identifies which potentially qualified patients and which HCPs to actively engage based on the patient’s care journey and disease progression. These dynamic audiences provide our manufacturing customers with relevant and timely targets, generating a higher likelihood of impact.

●	Micro-Neighborhood Targeting (MNT) creates consumer audiences using a privacy-first process. MNT looks for all patients expressing brand eligibility signals (covering more than 90% of the U.S. population), then scores over 35 million 9-digit zip codes based on the concentration of those signals to create a prioritized, yet de-identified audience. Geographies are automatically refreshed and prioritized regularly for maximum marketing relevance and precision. Our clients may then activate these audiences through programmatic Demand-Side Platforms (DSPs).

Audience Profiling: Profiler

●	Our audience profiling solution, Profiler, provides insights into our customers’ target consumers, identifying the most cost effective and engaging channels, partners, and strategies for our customers. Audience profiling enables clients to maximize marketing dollars, focusing on channels their targets are most likely to be consuming, and more specifically focusing on the media partners within those channels. This is critical to upfront planning as well as periodic analysis to ensure efficient use of marketing budgets.

Audience Activation and Media Execution

●	Our primary media offering is banner messaging delivered to HCPs. Banner messages include brand messaging, therapeutic support messaging, affordability messaging, HUB awareness, limited distribution drug information, and patient support program messaging. We can deliver these in a number of ways via our HCP omnichannel network (EHR systems and eRx platforms), programmatic social media, and programmatic display.

●	With the acquisition of Medicx, our omnichannel solutions expanded further to offering media execution solutions to consumer audiences. To reach consumer audiences - brand eligible patients - we deliver messages via our consumer omnichannel network including through programmatic display, programmatic connected television (CTV)/over-the-top (OTT), programmatic social media, addressable television (ATV), digital out-of-home (OOH), programmatic audio (podcasts, apps, radio), and email/direct mail.

Pharmacy Alerts

●	Pharmacy Alerts improves the existing workflow for prescribing HCPs by informing them in real time about which pharmacies are able to fill a patient’s prescription. Currently, HCPs typically see a list of pharmacies near their patients, sorted by proximity, without regard to whether each pharmacy carries the medication or is permitted to fill it (in case of a limited distribution drug). Pharmacy Alerts flags pharmacies that have the medication in stock and are able to fill the prescriptions, resulting in less frustration and added work for prescribing physicians, pharmacies and patients and less waiting time to get essential medications to the patients.

Financial Messaging

●	Financial Messaging provides prescribers visibility to branded copay offers for patients directly within their EHR systems and eRx platforms. It allows prescribers to print or digitally send copay offer details to the dispensing pharmacy. Our solution addresses the fact that many healthcare systems and prescribers are looking for an easier, more effective way to increase affordable access to their prescribed branded medications.

Sales and Marketing

The go-to-market strategy for the business aligns sales and marketing efforts while keeping customer engagement at the core. Engaging customers early, providing value throughout their journey, and nurturing long-term relationships drive sustainable growth and retention. Our sales and marketing teams include over 25 individuals focused on awareness, adoption and expansion of data and technology solutions designed to address the digital engagement needs of life sciences brands and their agency partners.

DAAP, our patent pending patient-centric omnichannel engagement platform combines artificial intelligence (AI) and human intelligence (HI), to determine the optimal time to engage patients and physicians. We synchronize HCP and DTC marketing across the programmatic and point-of-care channels to increase brand conversions, streamline therapy starts, and build stronger brand relationships. Our sales and marketing teams work closely together to cultivate customer relationships. We use a number of methods to market and promote our solutions, including digital advertising, industry events, trade shows, conferences, media coverage, social media, and email.

Technology

Our proprietary technology platform enables us to curate privacy safe DTC audiences, dynamic HCP and DTC audiences, and effectively manage digital media campaigns for our advertiser clients (agencies, and manufacturer/brands) across our channel partner network. Our platform consists of a unified data intelligence technology stack, multiple cloud-based data warehouses, and in-house applications and application programming interface layers. Collectively, this platform enables us with a collaborative environment for data engineering, data science, and machine learning, an efficient method to curate privacy safe DTC audiences, and a scalable means to manage both point-of-care media campaigns and the supply-side inventory request volume. For the management of point-of-care media campaigns, the platform integrates advanced features of a Supply-Side Platform (SSP), allowing us to provide seamless access to an expansive range of point-of-care inventory via our strategic partnerships. As an SSP, our platform enables us to manage and optimize our point-of-care network’s ad inventory, maximizing their revenue. On the demand side, our platform empowers our account and program managers to efficiently manage our customers’ campaign(s). Our technology is built on a scalable and secure architecture that supports high-performance data processing, real-time decisioning, and integration with third-party data providers.

To support our growth and provide maximum security, scalability, and flexibility, all our systems, including from acquisitions, are now hosted and integrated in the cloud. Our technology development and systems management core team is in the U.S. and in Croatia, with contractors in India and Ukraine to provide bench depth, rich skills experience, and business economies. The teams are organized into Centers of Excellence focused on Product Domains, Quality Assurance, Information Security, Data Warehousing, Business Intelligence, Platform Services, and Internal Systems Support. System enhancements in 2024 included system and framework upgrades, documentation of processes and procedures, security implementation for ongoing cybersecurity, Sarbanes Oxley, HIPAA, and customer security assessments, and in achieving both System and Organization Controls (SOC) 2 Type 1 and Type 2 certifications.

Competition

The competitive landscape within life sciences digital marketing is constantly evolving. Our solutions face competition from numerous other companies.

We compete broadly in the dynamic and ever-evolving pharmaceutical and life sciences digital marketing industry with healthcare data suppliers, health-focused demand-side platforms, and health-focused walled garden websites and web platforms, and advertising networks that aggregate traffic from multiple web sites or point-of-care platforms such as telehealth, EHR, eRx, physician practice management, health information exchanges (HIE), and site-based platforms within large health systems. Our competitors include large well-known companies with established names, solid market niches, and wide arrays of product offerings and marketing networks.

As innovators in the industry, we have patented and patent-pending technologies that provide unique differentiation, including a patient-centric focus on brand conversion, and value generation for our customers. Our extensive point-of-care network provides our customers with unparalleled reach to relevant prescribers. We are uniquely able to use DAAP to produce targeted, privacy-safe audiences for both consumers and their treating HCPs, allowing brand engagement to occur within the likely care window to find brand-eligible patients at the right time for brand adoption. DAAP leverages the investment in data and AI technologies, combined with human intelligence, in applying brand-specific strategies to optimize program performance. Our patented MNT technology provides a unique opportunity for pharmaceutical brands to market to consumers while adhering to HIPAA and state level privacy requirements.

For more information on risks relating to our competition, see Item 1A. Risk Factors.

Intellectual Property

Historically, we have created intellectual property or obtained intellectual property through commercial relationships and in connection with acquisitions.

We own patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 31, 2024, we held five patents and two pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent’s filing, subject to term adjustments made by the patent office.

In addition, we own registered trademarks in the United States and other countries. As of December 31, 2024, OPTIMIZERx, OPTIMIZEMD, CareSpeak, DIETWATCH, Innovate4Outcomes, SPRx, SPx, RMDY, Specialty Express, TELAREP, Medicx, Micro-Neighborhood, and Geomedical Targeting are our registered trademarks.

We also have licenses to intellectual property for the use and sale of certain of our solutions. In addition, we obtain other intellectual property rights and/or licenses used in connection with our business when practical and appropriate.

Government Regulation

The healthcare industry and, in particular, our customers and partners are subject to U.S. federal, state and local laws and regulations, including those governing fraud, abuse, privacy and security. Many of these laws and regulations are complicated and how they might apply to us, our customers, our partners, or the specific services and relationships we have with our customers and partners are not always well-defined. Many states have enacted laws regulating the processing of personal information which may reduce demand for placing digital ads in general, especially when those ads relate to medications, medical products, or health conditions. Although our solutions address these laws by using publicly available information and by processing de-identified and aggregated information, and we use this data to target geographies rather than individuals, our customers and partners in the advertising industry remain subject to these regulatory pressures and may not process personal information in this same way. Our failure, or perceived failure, to accurately apply, or comply with, these laws and regulations could subject us to significant fines and liability, result in reputational harm, and adversely affect our business. Any new or amended laws or regulations that impose significant operational restrictions and compliance requirements may negatively impact our business. See Item 1A. Risk Factors for more information on the impact of Government Regulations on OptimizeRx.

Human Capital

As of December 31, 2024, we had 106 full-time employees and 1 part-time employee in the U.S, as well as 22 full-time employees in Croatia. None of our employees are represented by a labor union or collective bargaining agreement with respect to their employment with us. The majority of our employees work remotely and are geographically distributed across the United States and Croatia. We supplement our workforce with contractors in the United States and internationally on an as-needed basis. We consider our relationship with our employees to be good and have not experienced any work stoppages.

We are dedicated to providing a supportive and respectful environment for our employees where everyone feels valued, and we celebrate both the differences and similarities among our people. We also believe that diversity in all areas, including cultural background, experience and thought, is essential to bettering a professional environment and in making our Company stronger. Our Diversity, Equity, Inclusion & Belonging Committee (DEI&B) is actively engaged in improving our culture, hiring practices and training. In 2023, we upheld the Parity Pledge – a commitment made in 2021 to interview and consider at least one qualified woman and one underrepresented minority for every open role, VP or higher. In addition, the DEI&B Committee sponsored quarterly events, including “Cultural Café”, “Food Waste Awareness”, “Movement Challenge”, and “Affinity Groups”.

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

Smaller Reporting Company

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we may take advantage of certain reduced disclosure obligations available to smaller reporting companies, including the exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act of 2022, reduced disclosure about our executive compensation arrangements and the requirements to provide only two years of audited financial statements in our annual reports and registration statements. We will continue to be a “smaller reporting company” as long as (1) we have a public float (i.e., the market value of our American Depositary Shares held by non-affiliates) less than $250 million calculated as of the last business day of our most recently completed second fiscal quarter, or (2) our annual revenues are less than $100 million for our previous fiscal year and we have either no public float or a public float of less than $700 million as of the end of that fiscal year’s second fiscal quarter. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Corporate Information

On January 31, 2006, Optimizer Systems, L.L.C. was formed in the State of Michigan and, on October 16, 2007, OptimizeRx Corporation was separately incorporated in Michigan. On October 22, 2007, Optimizer Systems, LLC merged into OptimizeRx Corporation, a Michigan corporation, and the name OptimizeRx Corporation remained unchanged following the merger.

On April 14, 2008, an alternative reporting company with the OTC Market Group, Inc., known at the time as RFID Ltd., and formed in the State of Colorado, entered into a share exchange agreement with the stockholders of OptimizeRx Corporation, pursuant to which the stockholders of OptimizeRx Corporation exchanged all of the issued and outstanding capital stock of OptimizeRx Corporation for shares of common stock of RFID Ltd.  As of April 30, 2008, RFID’s officers and directors resigned their positions and RFID changed its business to OptimizeRx’s business.  On April 15, 2008, RFID Ltd’s corporate name was changed to OptimizeRx Corporation, a Colorado corporation. On September 4, 2008, the Company then completed a migratory merger, thereby changing the Company’s state of incorporation from Colorado to Nevada, resulting in OptimizeRx Corporation, a Nevada corporation becoming the parent corporation of OptimizeRx Corporation, a Michigan corporation. On April 11, 2023, OptimizeRx Corporation, a Michigan corporation was merged with and into OptimizeRx Corporation, a Nevada corporation.

We conduct our operations through our wholly-owned subsidiaries, Healthy Offers, Inc. (d/b/a Medicx Health or “Medicx Health”), a Nevada corporation, and CareSpeak Communications, d.o.o., a controlled foreign corporation incorporated in Croatia.

Our principal executive offices are located at 260 Charles Street Suite 302, Waltham, MA 02453 and our telephone number is (248) 651-6568. Our website address is www.optimizerx.com. Information contained on or accessible through this website is not incorporated by reference in, or otherwise a part of, this Annual Report on Form 10-K, and any references to this website are intended to be inactive textual references only.

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

Item 1A. Risk Factors

Risks Related to Our Financial Position

We have a history of losses, and may not be able to achieve profitability, or, if achieved, sustain profitability.

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

Restrictions in our Term Loan could adversely affect our business, financial condition, results of operations, ability to make distributions, and the value of our securities.

Our Term Loan contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens and entering into capital leases, investments and indebtedness; mergers and certain other fundamental changes; dispositions of assets; restricted payments; changes in our line of business; transactions with affiliates and burdensome agreements. These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Term Loan, and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in our Term Loan, may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, foreclose against any assets securing the debt under our Term Loan and force us and our subsidiaries into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.

Risks Related to Our Business: Our Industry, Operations, and Competition

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

Once our solutions are implemented, our customers use our support organization to resolve technical issues relating to our solutions. Increased demand for our support services may increase our costs without corresponding revenue, which could adversely affect our operating results. Further, the sale of our solutions is highly dependent on the ease of use of our solutions, on our business reputation, and on favorable recommendations from our existing customers. Any failure to maintain high-quality and responsive customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, cause us to lose customers, adversely affect our ability to sell our solutions to prospective customers, and harm our business, operating results and financial condition.

We are dependent on a concentrated group of customers.

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have over 100 pharmaceutical manufacturers as customers, and our revenues are concentrated in these customers. Loss of one or more of our larger customers could have a negative impact on our operating results. Our top five customers represented approximately 49% of revenue for the year ended December 31, 2024. In 2024 and 2023, respectively, we had two customers and one customer that represented over 10% of our revenues.

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

If we are unable to maintain our contracts with electronic prescription platforms and electronic health record systems, our business will suffer.

We are reliant upon our contracts with leading electronic prescribing (“eRx”) platforms and electronic health record (“EHR”) systems to generate a portion of the revenues received from our customers. Such arrangements subject us to a number of risks, including the following:

●	Our eRx and EHR channel partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;

●	Legal disputes or disagreements, including the ownership of intellectual property, may occur with one or more of our eRx and EHR channel partners and may lead to lengthy and expensive litigation or arbitration;

●	Significant changes in an eRx and/or EHR channel partner’s business strategy may adversely affect such partner’s willingness or ability to satisfy obligations under any such arrangement;

●	An eRx and EHR channel partner could terminate the partnership arrangement, which could negatively impact our ability to sell our solutions and achieve revenues; and

●	The failure of an eRx or EHR channel partner to provide accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC. See Part II, Item 9A. “Controls and Procedures.”

We generated 57.3% and 55.9% of our revenue through our two largest channel partners in 2024 and 2023, respectively. As such, the inability to maintain these relationships could adversely impact our business.

Our agreements with eRx and EHR channel partners could be subject to audit.

Our agreements with our eRx and EHR channel partners provide for revenue-sharing payments to them based on the revenue we generate through their platforms and systems. These payments could be subject to an audit by our channel partners, at their cost, and if there is a dispute as to the calculation, we may be liable for additional payments. Some agreements would require us to also pay for the cost of the audit if an underpayment is determined to be in excess of a certain amount.

If we fail to attract new customers or retain and expand existing customers, our business and future prospects may be materially and adversely impacted.

We currently work with many leading pharmaceutical companies, medical device manufacturers, associations, and other companies. While we have experienced customer growth, this growth may not continue at the same pace in the future or at all. Achieving growth in our customer base may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional customers. We may also need to modify our solution set and/or pricing model to attract and retain such customers. If we fail to attract new customers or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects may be materially and adversely impacted.

The markets in which we operate are competitive, continually evolving and, in some cases, subject to rapid change.

Our solutions face competition from numerous other companies. We compete for revenue from healthcare advertisers and sponsors (pharmaceutical manufacturers) with healthcare data suppliers, health-focused demand-side platforms, and health-focused walled garden websites and web platforms, and advertising networks that aggregate traffic from multiple web sites or point-of-care platforms such as telehealth, EHR, eRx, physician practice management, health information exchanges (HIE), site-based platforms within large health systems, etc.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which we participate, we expect that competitors will continue to enter these markets.

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

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all the specific market segments that we serve now or may serve in the future. For example, the use of our solutions and services could be affected by:

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

Risks Related to Regulatory Matters

Actual or perceived failures to comply with applicable laws and regulations that affect the healthcare industry, including data protection, privacy and security, fraud and abuse laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. In addition, our customers and service providers may be or become subject to these same rules. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules promulgated thereunder require certain entities, referred to as Covered Entities, to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that Covered Entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While we are not a Covered Entity, we have contracted as a business associate of our Covered Entity customers and, as such, may be regulated by HIPAA and have contractual obligations under such agreements, including to enter into business associate agreements with our third-party vendors. We, and our Covered Entity customers might face significant contractual liability pursuant to such business associate agreements if the business associate breaches the agreement or causes the Covered Entity to fail to comply with HIPAA. Additionally, even if we do not act as a Covered Entity or Business Associate, we process data that has been de-identified according to the expert determination method under HIPAA’s Privacy Rule. This requires us to take measures to prevent the re-identification of that data and to comply with HIPAA if that data is re-identified.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). Any data breach may subject us to civil fines and penalties, or regulatory orders, fines or sanctions under relevant state and federal privacy laws in the United States, including the California Consumer Privacy Act (“CCPA”) and other laws and regulations. Our failure, or the failure of our third-party vendors, to comply with applicable laws and regulations relating to data security and our involvement or the involvement of any of our third-party vendors in any data security incidents could result in legal claims and liability, obligations to report incidents to governmental agencies, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

Certain other laws and regulations such as federal and state anti-kickback and false claims laws may apply to us indirectly through our relationships with our customers and partners. Violations can result in considerable penalties and sanctions. If we are found to have violated, or to have facilitated the violation of such laws, we could be subject to significant penalties.

Our operations may be impacted from changes to current regulations and future legislation.

The current Executive Branch administration and regulatory agencies may propose policy changes that create uncertainty for our business, including potentially implementing restrictions on pharmaceutical direct to consumer (“DTC”) marketing.

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our customer’s operations, including those issued by the U.S. Food and Drug Administration (FDA), the U.S. Department of Health & Human Services, and the U.S. Federal Trade Commission. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on our business, or our customer’s businesses, which could have a significant impact on our business, financial condition and results of operations.

If our customers, partners, and third-party providers fail to comply with the extensive and changing landscape of legal and regulatory requirements affecting the pharmaceutical and healthcare industries, they could face increased costs and/or penalties, which could lead to us losing business.

The FDA, U.S. state licensure bodies, other healthcare regulators and other comparable agencies in other jurisdictions directly regulate many of the most critical business activities of our customers, partners, and third-party providers, including R&D for biotechnology and pharmaceutical development, and pharmaceutical advertising. States increasingly have been placing greater restrictions on the marketing and advertising practices of healthcare companies, particularly pharmaceutical companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, improper promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery or anti-corruption laws. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandatory compliance programs and other sanctions and remedies that may materially affect the business, operations and reputations of our customers, partners and third-party providers which could adversely affect our business.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ extensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and user training and education), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, loss of income, litigation with customers and other parties, loss of trade secrets and other proprietary business data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. In addition, while we maintain insurance coverage, our insurance coverage for cyberattacks may not be sufficient to cover all the losses, liabilities and costs we may experience as a result of a cybersecurity incident, including any disruptions resulting from such an incident, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

A cybersecurity incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties using sophisticated, targeted methods, including hacking, fraud, phishing or other forms of deception. The techniques used by threat actors change frequently, are becoming increasingly diverse and sophisticated, and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect the confidentiality, availability, and integrity of our information systems, and protect us against intellectual property theft, data breaches, and other cybersecurity incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cybersecurity threats or incidents. The implementation, maintenance, segregation and improvement of these information systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, finance, and sales and service processes. These risks may affect our ability to manage our data and adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Moreover, our proprietary information, confidential information, intellectual property, or personal information that we hold could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be fully executed, adhered to, or effective in protecting our systems and information, including against current or future cybersecurity threats. While we have designed and developed systems and processes to protect the availability, integrity, and confidentiality of our data and information, as well as those of our customers, website visitors, employees, and others, the security measures of our third-party service providers or vendors could fail and result in security incidents, including unauthorized access to, or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may have liability under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws require us to provide notice to customers, regulators, credit reporting agencies or others when certain sensitive information has been compromised as a result of a security breach. There are significant differences between the laws of the U.S. and other jurisdictions, and as a result compliance in the event of a widespread data breach could be complicated and costly. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

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

The use of AI technology in our operations and IT infrastructure could improve internal processes, but poses security risks and privacy risks; the use of AI technology also faces regulatory uncertainty and scrutiny given that AI technology is rapidly growing and evolving.

The rapid evolution of artificial intelligence (AI) could exacerbate the information technology related risks described below.

We have increased efficiency through adoption and use of AI, including with our DAAP programs, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings.

While we anticipate that we will continue to utilize our AI-powered Dynamic Audience and Activation Platform (DAAP), and to research and implement other potential AI-based technology solutions to both mitigate risk and increase automation in our environment, it is possible that bad actors and/or competitors will leverage AI solutions more effectively to either exploit vulnerabilities or take market share. Either outcome could negatively impact our business.

We are aware that generative AI tools may respond with inaccurate or fabricated information, introduce bias or fail to provide traceability of source information.

The intellectual property risks associated with AI include uncertainties around the ownership of AI-generated works, potential infringement of existing patents and copyrights, unauthorized use of third-party data, and exposure of proprietary algorithms or trade secrets. Dependence on AI systems or AI vendors means that any downtime or outages can disrupt business operations. Usage of our confidential data to train the AI models by us or our vendors, could result in legal risk, especially if it involves customer data or our proprietary information.

There are significant and evolving risks involved in utilizing AI, and no assurance can be provided that our, our third-party vendors’ or service providers’ use of AI will enhance our, our third-party vendors’ or service providers’ products or services, or produce the intended results. The adoption and incorporation of such AI tools can lead to concerns around safety and soundness, fair treatment of consumers, and compliance with applicable laws and regulations. AI solutions may also be adversely impacted by unforeseen defects, technical challenges, cyber-attacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues.

In addition, various federal, state, and international governments and regulatory agencies are reviewing the technologies underlying AI and its uses are applying, or are considering applying, existing laws and regulations to AI. Some are considering adopting new general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.

Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational or technological risks that may arise relating to the use of AI. We expect that our DAAP platform and use of AI will require additional resources, including incurring additional costs to develop and maintain our products and solutions, to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing.

Risks Related to Managing Our Growth

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

We have acquired, and may in the future acquire, companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:

–	our ongoing business may be disrupted, an acquisition may involve increased expenses, and our management’s attention may be diverted by acquisition, transition, or integration activities;

–	we may not further our business strategy as we expected;

–	we may not realize anticipated synergies or other anticipated benefits of an acquisition or such synergies or benefits may take longer than anticipated to be realized;

–	we may overpay for our investments, or otherwise not realize the financial returns contemplated at the time of the acquisition;

–	integration with acquired operations or technology may be more costly or difficult than expected and such integration may not be successful;

–	we may be unable to retain the key employees, customers and other channel partners of the acquired operation;

–	we may not realize the anticipated increases in our revenues from an acquisition; and

–	our use of cash to pay for acquisitions may limit other potential uses of our cash.

Risks Related to Inflation, Interest Rates, and Other Adverse Economic Conditions

Interest rate increases may adversely affect our financial condition and results of operations.

Borrowings under our Term Loan are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. As a result, our cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A one-percentage-point increase in the interest rates on outstanding borrowings under our Term Loan would have increased our interest expense by approximately $0.4 million for the year ended December 31, 2024.

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

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, tariffs, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and solutions and exacerbate some of the other risks that affect our business, financial condition and results of operations. Domestic markets experienced significant inflationary pressures in 2024. Threats of multinational tariffs and retaliatory tariffs provide uncertainty as to heightened inflation in the domestic markets in the next twelve months. In an inflationary environment, we may experience increases in the prices of labor and other costs of doing business. Additionally, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. The occurrence or perception of an economic slowdown or recession, or of a further increase in inflation, may have a negative impact on the global economy and may reduce customer demand for our products and services.

In addition, macroeconomic effects such as changes in interest rates, potential tariffs, and other measures taken by central banks and other policy makers could have a negative effect on overall economic activity that could reduce our customers’ demand for our products and services. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. An adjustment in rates would impact our variable rate debt. If interest rates increase or remain elevated, we could face higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we could need to restructure or refinance all or a portion of our debt. Any refinancing of indebtedness could be at higher interest rates, thereby resulting in an overall increase in interest expense.

Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

Impairment charges for goodwill or other long-lived assets may need to be recognized or increased as we shift our focus away from our non-core businesses, lose a major customer or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology.

Annually, we evaluate goodwill and long-lived assets to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes to the business could indicate possible impairment. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any future impairment of our goodwill or long-lived assets could require us to record an impairment charge, which would negatively impact our results of operations. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value, we are unable to predict whether impairments of goodwill and other long-lived assets will occur in the future, and we can provide no assurance that continued conditions will not result in future impairments of these assets. For example, our strategic shift away from non-core business, in 2023, resulted in an impairment of one or more of our long-lived assets and, in 2024, a decline in our stock price and overall market capitalization resulted in goodwill impairment. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation of the Years Ended December 31, 2024 and 2023 - Operating Expenses.”

Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.

As a result of our various acquisitions, the consolidated balance sheet at December 31, 2024 contains goodwill of approximately $70.9 million and intangible assets, net of approximately $45.5 million. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the carrying value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. During the year ended December 31, 2024, we recorded impairment charges, related to goodwill, of approximately $7.5 million. Any future impairment charges related to our goodwill or long-lived assets could require us to record additional impairment charges, which would negatively impact our results of operations.

Geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

Our results of operations may be affected by the conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere in the world. The ongoing war between Russia and Ukraine as well as the conflict between Israel and Hamas have caused uncertainty in the credit markets and could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business.

General Risk Factors

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

The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, prospects, financial condition, and operating results.

The actual or perceived effects of an epidemic, pandemic, or similar widespread public health concern could negatively affect our business, financial condition, and result of operations. The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. We are prepared to take steps to modify our business practices and mitigate the impact of the emergence and spread of new variants and resurgences, or another pandemic or epidemic; however, there can be no assurance that such steps will be successful, or that our business operations, or the operations of our customers or partners will not be materially and adversely affected by the consequences of such pandemic or epidemic, which could materially impact our results of operations, cash flows, and financial condition.

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

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Certain provision of our articles of incorporation, bylaws and Nevada law may discourage takeover attempts and business combinations that shareholders might consider in their best interests.

The Company is a Nevada corporation. Anti-takeover provisions in Nevada law and our articles of incorporation and Third Amended and Restated Bylaws (our “bylaws”) could make it more difficult for a third-party to acquire control of us. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if the Company is sold. For example, our articles of incorporation provides that the board of directors may issue, without shareholder approval, preferred stock in one or more series, with such voting power, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue thereof adopted by the board of directors. Such a series of preferred stock could be designated in connection with the adoption by the board of directors of a shareholder rights plan. Pursuant to the provisions of Nevada Revised Statutes (“NRS”) §78.195(5), Nevada corporations are generally permitted to adopt shareholder rights plans without shareholder approval. In addition, our bylaws require shareholders to provide proper and timely advance notice of their intent to bring director nominations or other business before an annual meeting of shareholders, provide that the Company’s secretary is only required to call shareholder requested special meetings upon the written request of shareholders who together own of record not less than 50.1% of the capital stock of the Company issued and outstanding and entitled to vote at such meeting, shareholders cannot act by written consent and that directors may be removed by shareholders only with the approval of the holders of not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote at an annual or special meeting of the shareholders.

Nevada has a business combination law (NRS §78.411 through §78.444, inclusive) which prohibits certain business combinations between certain Nevada corporations and any person deemed to be an “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless our Board approves the combination in advance or thereafter by both the Board and 60% of the disinterested stockholders. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. This law generally applies to Nevada corporations with 200 or more stockholders of record. The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Pursuant to NRS 78.434, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We have not made such an election in our original articles of incorporation, and we have not amended our articles of incorporation to so elect. The NRS also contains provisions governing the acquisition of a controlling interest in certain Nevada corporations. Nevada’s “acquisition of controlling interest” statutes (NRS §78.378 through §78.3793, inclusive) govern the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws will apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

In addition, Nevada law also provides that directors may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to or not in the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies or constituencies.

Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price.

While we strive to maintain constructive communications with our stockholders, we may, from time to time, be subject to demands from activist stockholders. Any activist campaign against the Company that contests, conflicts with, or seeks to change, our board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of our board of directors and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction, including as a result of possible changes to the composition of our board, may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers, employees, and/or business partners and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may adversely affect our relationships with vendors, customers, business partners, and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Risks Related to Being a Public Company

We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our future financial statements.

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

The Company has identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. To address such material weakness in the Company’s internal control over financial reporting, the Company performed additional analyses and other procedures to prepare the audited consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. For further discussion of the material weaknesses, see Item 9A, Controls and Procedures.

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

Conflicting views on environmental, social and governance matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Certain stakeholders have pressured companies on initiatives relating to environmental, social and governance (ESG) matters, including environmental stewardship, social responsibility, and corporate governance. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, which in turn, are used by some investors to inform their investment and voting decisions. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and materially affect our business, reputation, results of operations, financial condition and stock price.

In recent years, “anti-ESG” sentiment has gained momentum across the United States, with several states and the federal government having proposed or enacted anti-ESG policies, legislation or initiatives, or issued related legal opinions. Additionally, the current Executive Branch administration’s initiatives and executive actions surrounding ESG and diversity, equity, and inclusion matters (DEI) may conflict with our stakeholder initiatives on such matters, which may cause us to experience conflicts between governmental regulations and stakeholder expectations which could impose additional costs on our business and negatively impact investor sentiment. The current Executive Branch administration also recently issued an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations, enforcement actions or litigation, sustaining reputational harm, and/or requiring certain investors to divest, or discouraging certain investors from investing in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our information security and risk management program is designed to identify, assess, and manage material risks from cybersecurity threats to our applications, computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, personal information, or protected health information (PHI) (collectively, “Information Systems”).

Our information security program’s basis is a comprehensive set of policies and procedures covering various information security domains (collectively, “Information Security Policy”), including, but not limited to:

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

Our information security program is audited annually against a well-known security framework, by an accredited third-party. In 2024, we allowed our HITRUST certification to lapse and we replaced it with System and Organization Controls (SOC) 2 assessment, which has more general applicability and covers the trust services criteria of security, confidentiality, privacy, and accessibility.

In 2024 we stored certain PHI on behalf of customers on secure AWS managed servers in the contiguous United States, encrypted at rest and in transit. End users did not have permission to access PHI unless the end user’s account had the proper end user role permissions (e.g., HCPs or hub service providers). These end user roles were assigned according to the customer’s needs to see the information. At all times, such information was segregated so that one customer could not access records containing PHI that were associated with another customer.

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

The Company’s VP of Information Security is responsible for implementing the Information Security Policy on a day-to-day basis along with the Security Committee (as defined in the Information Security Policy), which includes the heads of the following departments, at a minimum: Information Security, Technology, Compliance, Product Management, Internal Audit, and Legal.

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

We also maintain technical errors and omissions insurance which includes a cyber incident endorsement of up to $20 million. This endorsement provides coverage for Network Security and Privacy, Privacy Regulation Proceeding, Privacy Event Expense Reimbursement, Extortion Demand Reimbursement, Data Restoration, Network Restoration, Business Interruption and System Failure. This coverage reimburses the most common costs for information security incidents, including attorney’s fees, consumer notification costs, and regulatory fines.

To our knowledge, during 2024, there were no material cybersecurity incidents or threats that materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.

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

The Board of Directors has tasked the Audit Committee with overseeing the Company’s cybersecurity risk management processes and determining which threats are likely to impact the Company’s strategy, business operations, and financial condition.

Pursuant to its charter, the Audit Committee of the Board of Directors reviews the Company’s policies regarding information technology security and protection from cyber risks. In particular, the Audit Committee reviews with management the Company’s key IT Systems and evaluates the adequacy of the Company’s information security program, compliance, and controls.

Our cybersecurity risk assessment and management processes are implemented and maintained by our VP of Information Security and the Security Committee. For strategic decisions regarding cybersecurity, the VP of Information Security consults with the Chief Technology Officer, the Chief Financial Officer, the Chief Legal Officer, and the VP of Compliance.

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

Item 2. Properties

Currently, we do not own any real estate. As of December 31, 2024, we have operating leases for office space in four multi-tenant facilities. The leases include office spaces in Waltham, Massachusetts; Clarkston, Michigan; Scottsdale, Arizona and Zagreb, Croatia. Our principal executive offices are located at 260 Charles Street, Waltham, Massachusetts 02453.

The lease in Waltham, Massachusetts expires July 31, 2026 and has a monthly rent with escalating payments of $5,778 to $6,848. The lease in Clarkston, Michigan expires November 30, 2025, with a three-year renewal option through 2028, and has a monthly rent of $2,445. The lease in Scottsdale, Arizona expires April 30, 2025, and has a monthly base rent with escalating payments of $9,304 to $9,727. On February 19, 2025, the Company entered into a new lease in Scottsdale, Arizona with the current landlord for reduced space and monthly rent, with escalating payments of $7,870 to $8,453 over three years, expiring on July 31, 2028. The Company entered into a lease for new office space in Zagreb, Croatia on July 1, 2023, which expires on June 30, 2029, but which grants the tenant the option to terminate the lease with 30-day notice before each lease anniversary, and has a monthly rent of approximately $3,111. The former lease in Zagreb, Croatia, with a monthly rent of approximately $1,883 was terminated effective June 30, 2023.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4.1 Information About Our Executive Officers

The following information sets forth the names, ages, and positions of our executive officers as of March 20, 2025.

Name	Age	Positions and Offices Held
Stephen L. Silvestro	47	Chief Executive Officer
Marion Odence-Ford	60	General Legal Officer and Chief Human Resources Officer
Edward Stelmakh	59	Chief Financial Officer and Chief Operations Officer
Doug Besch	43	Chief Product Officer and Chief Technology Officer
Theresa Greco	52	Chief Commercial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers.

Stephen L. Silvestro

Mr. Silvestro was appointed the Chief Executive Officer in March 2025. He joined the Company as Chief Commercial Officer in April 2019 and has since served as President from October 2023 until his appointment as interim CEO in January 2025. Prior to joining the Company, Mr. Silvestro was with CCH® Tagetik, a Wolters Kluwer company that provides corporate performance management software solutions for planning, consolidation and reporting, as its Vice President and General Manager from January 2018 until April 2019. From April 2017 to January 2018, Mr. Silvestro was with Prognos Health, Inc., a healthcare data and analytics company, as its Chief Commercial Officer and, before that, from September 2007 to April 2017, he was with Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies, in various capacities with him last serving as Executive Vice President, Head of Global Sales.

Marion Odence-Ford

Ms. Odence-Ford was named the Chief Legal Officer and Chief Human Resources Officer effective January 1, 2025. She joined the Company as General Counsel & Chief Compliance Officer in February 2021. From April 2013 to June 2020, Ms. Odence-Ford was Vice President & Deputy General Counsel at Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. From November 2004 to November 2012, Ms. Odence-Ford was Vice President & Associate General Counsel at CRA International, Inc. (dba Charles River Associates), a global consulting firm that offers economic, financial, and strategic expertise to major law firms, corporations, accounting firms, and governments around the world. From May 2004 to November 2004, Ms. Odence-Ford was a member of the GTC Law Group, LLP, a law firm specializing in the business affairs of companies in the high tech and biotech industries. Prior to joining the GTC Law Group, Ms. Odence-Ford worked on the legal teams of Bank of America Corporation/Fleet Boston Financial Corporation from November 2002 to May 2004, and Akamai Technologies, Inc. from October 1999 to November 2002. Ms. Odence-Ford began her legal career in private practice at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC, where she advised public and private companies on corporate matters.

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

Doug Besch

Dr. Besch was named the Chief Product Officer and Chief Technology Officer effective January 1, 2025. He joined the Company in May 2021 as SVP Product Strategy & Innovation and became the Company’s Chief Product Officer in October 2022. Prior to joining the Company, from January 2018 to May 2021, Dr. Besch was the Vice President over Payor and Market Access Solutions for Clarivate (previously Decision Resources Group (DRG)), a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. Prior to Clarivate, from January 2012 to June 2017, Dr. Besch was a co-founder and the Chief Product Officer for Rx Savings Solution, a company which helps members and payers reduce prescription drug costs through a combination of clinical technology, transparency, member engagement and concierge support. Dr. Besch holds a PharmD and MBA from Creighton University and practiced as a pharmacist for the Walgreens Boots Alliance corporation from 2007 through 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market. At March 11, 2025, there were approximately 274 shareholders of record of our common stock.

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

Issuer Purchases of Equity Securities

On March 14, 2023, we announced that our Board of Directors had authorized the repurchase of up to $15 million of our outstanding common stock. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. No shares were repurchased under the program during 2024. This stock repurchase authorization expired on March 12, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OptimizeRx is a digital healthcare technology company that connects over two million HCPs and millions of their patients through an intelligent technology platform embedded within a proprietary omnichannel network. OptimizeRx helps life sciences organizations engage and support their customers through our combined HCP and DTC marketing strategies.

OptimizeRx has historically generated revenue by delivering messages to HCPs via their EHR systems and eRx platforms using our proprietary network of channel partners. We have gradually expanded our offerings to include audience development, audience creation, and media execution across different messaging types and media distribution channels.

Overall, we employ a “land and expand” strategy focused on growing our existing customer base and generating greater and more consistent revenues in part through a continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary virtual communication solutions such as our patented Micro-Neighborhood Targeting and our AI-powered DAAP, which uses sophisticated machine-learning algorithms to find the best audiences in the correct channels at the right time.

Our strategy for driving revenue growth is also expected to work in tandem with our efforts to increase margin and profitability as revenue drivers such as DAAP have inherently higher margins than most other messaging solutions we offer. In addition, by aiming to transition our DAAP customers to a more predictable subscription-based model for data services, we believe will further improve margins, increase visibility, and enhance the overall predictability of our revenue streams over time.

Customer Concentration

Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical companies as customers, and our revenues are concentrated among the largest pharmaceutical companies in the world. Loss of one of more of our larger customers could have a negative impact on our operating results. Our top five customers represented approximately 49% and 44% of our revenue for the years ended December 31, 2024 and December 31, 2023, respectively. In 2024 and 2023, we had two customers and one customer, respectively, that represented more than 10% of our revenues.

Seasonality

In general, the pharmaceutical brand marketing industry spends its advertising budget seasonally. Many pharmaceutical companies allocate the largest portion of their brand marketing to the fourth quarter of the calendar year. As a result, the first quarter tends to reflect lower activity levels and lower revenue, with gradual increases in the following quarters. We expect these seasonality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Impact of Macroeconomic Events

Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation and the U.S. Federal Reserve raising interest rates have led to economic uncertainty in the recent past, and threats of multinational tariffs and retaliatory tariffs provide uncertainty as to heightened inflation in the domestic markets in the next twelve months. In addition, high levels of employee turnover across the pharmaceutical industry as well as a fewer number of U.S. drug approvals could create additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last twelve months, divided by the total number of the aforementioned pharmaceutical manufacturers that our solutions helped support over that time period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in 2024, as compared to 2023, is primarily the result of higher revenue in the Company’s top 5 client accounts, all of which are included in the average revenue per top 20 pharmaceutical manufacturer KPI calculation. The above mentioned top 5 client accounts averaged $9.0 million in revenue, which was primarily driven by growth in DAAP and omnichannel messaging expansion.

	Twelve Months Ended December 31
	2024	2023
	(in thousands)
Average revenue per top 20 pharmaceutical manufacturer	$2,933	$2,399

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

Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2023 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Our revenue from customers that are not top 20 pharmaceutical manufacturers stayed relatively consistent year over year.

	Twelve Months Ended December 31
	2024	2023
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	64%	67%

Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The retention rate in 2024 increased due to increased DAAP related revenue streams from existing clients and full year benefit of the October 2023 acquisition of Medicx Health.

	Twelve Months Ended December 31
	2024	2023
Net revenue retention	121%	105%

Revenue per average full-time employee. We define revenue per average full-time employee as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee increased year over year due to revenue growing at a higher rate than the average number of FTEs over the last 12 month period.

	Twelve Months Ended December 31
	2024	2023
	(in thousands)
Revenue per average full-time employee	$701	$586

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth, for the periods indicated, the dollar value and percentage of total return represented by certain items in our consolidated statements of operations (in thousands):

	Years Ended December 31,
(in thousands, except percentage data)	2024		2023
Total Net Revenue	$92,127	100.0%	$71,522	100.0%
Cost of Revenues	32,749	35.5%	28,622	40.0%
Gross margin	59,378	64.5%	42,900	60.0%
Operating expenses	73,084	79.3%	69,302	96.9%
Loss from operations	(13,706)	(14.8)%	(26,402)	(36.9)%
Other (expense) income	(5,679)	(6.2)%	1,238	1.7%
Loss before provision for income taxes	(19,385)	(21.0)%	(25,164)	(35.2)%
Income tax (expense) benefit	(725)	(0.8)%	7,598	10.6%
Net loss	$(20,110)	(21.8)%	$(17,566)	(24.6)%

*	Balances and percentage of total revenue information may not add due to rounding

Net Revenue

Our net revenue increased 29% to $92.1 million for the year ended December 31, 2024 from $71.5 million for the year ended December 31, 2023. 66% of the $20.6 million year over year revenue increase resulted from the October 2023 acquisition of Medicx Health, with the remaining increase being primarily due to increased DAAP related sales as the Company generated 48 DAAP deals in 2024 compared to 24 DAAP deals in 2023. The increase was partially offset by a reduction of approximately $4.2 million as a result of the disposal of our non-core Access solutions and the sale of certain non-core solutions-related contracts in the fourth quarter of 2023.

Cost of Revenues

Our total cost of revenues, composed primarily of revenue-share expense paid to our channel partners, increased in the year ended December 31, 2024 compared to the year ended December 31, 2023. Our cost of revenues as a percentage of revenue decreased to approximately 36% in the year ended December 31, 2024 from approximately 40% in the year ended December 31, 2023. This decrease in our cost of revenues as a percentage of revenue resulted primarily due to favorable network utilization.

Gross Margin

Our gross margin, which is the difference between our revenues and our cost of revenues, increased from 2023 to 2024 and our gross margin percentage increased to 64.5% in 2024 from 60% in 2023. We had higher revenues in 2024, which increased gross margin. Our gross margin percentage increased for the reasons discussed above in the cost of revenues section.

Operating Expenses

Total operating expenses increased to $73.1 million for the year ended December 31, 2024, from $69.3 million for the year ended December 31, 2023, an increase of approximately 5%.

The detail by major category is reflected in the table below (in thousands).

	Years Ended December 31
	2024	2023
Stock-based compensation	$11,467	$13,717
Depreciation and amortization	4,329	2,402
Impairment charges	7,489	6,738
Loss on disposal of a business	—	2,142
Transaction costs	243	4,482
Other sales, general, and administrative expense	49,556	39,821
Total operating expense	$73,084	$69,302

Stock-based compensation decreased to $11.5 million for the year ended December 31, 2024, from $13.7 million for the year ended December 31, 2023 as a result of the lower grant date fair value of awards due to declines in the Company’s stock price partially offset by the acceleration of the market based restricted stock units for the former CEO which was fully expensed as of December 31, 2024 upon his resignation.

Depreciation and amortization increased to $4.3 million for the year ended December 31, 2024, from $2.4 million for the year ended December 31, 2023, as a result of the amortization associated with the identifiable intangibles arising from the Medicx Health acquisition.

Impairment charges increased to $7.5 million for the year ended December 31, 2024, from $6.7 million for the year ended December 31, 2023. The impairment charge recorded during 2024 represents a goodwill impairment and represents the amount by which the Company’s book value exceeded its estimated fair value. The impairment charges recorded during 2023 relate to intangible assets, primarily technology and patent and trademarks relating to certain non-core assets. The Company determined that the carrying value of these long-lived assets was not recoverable on an undiscounted basis and accordingly, an impairment charge was recognized to the extent fair value exceeds carrying value. The fair value of the assets was determined based on various estimates and assumptions including internal estimates of cash flows directly attributable to the assets, the useful life of the assets and residual value, if any.

The loss on disposal of a business for the year ended December 31, 2023 is discussed in Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangibles.

Transaction related costs for the year ended December 31, 2023 arose due to the acquisition of Medicx Health, discussed in Part II, Item 8. Financials Statements and Supplementary Data; Note 3 - Acquisitions.

Sales general, and administrative expense increased to $49.6 million for the year ended December 31, 2024, from $39.8 million for the year ended December 31, 2023. There were a variety of increases, the largest of which was in compensation, which increased by $7.7 million from $24.1 million in 2023 to $31.8 million in 2024. The increase in 2024 is due to severance expense and the addition of Medicx employees for a full year period increasing compensation and benefits. This increase was partially offset by savings due to operational synergies generated through the integration of Medicx Health.

Other income (expense)

Other income (expense) was comprised of the following:

	Years Ended December 31
	2024	2023
(in thousands)
Other income (expense)
Interest expense	$(6,160)	$(1,454)
Other income	152	500
Interest income	329	2,192
	$(5,679)	$1,238

Interest expense increased to $6.2 million for the year ended December 31, 2024, from $1.5 million for the year ended December 31, 2023. Interest expense represents interest charges on our Term Loan, which was raised during 2023 to partially fund the acquisition of Medicx Health, together with the amortization of the related issuance costs, (see Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt for further details concerning our Term Loan). The increase year over year is due to 2024 having a full year of interest expense versus three months of interest expense in 2023.

Other income in 2023 represents the net proceeds from the sale of customer assets, primarily contracts, while other income in 2024 relates to benefits from legacy vendor contracts.

Interest income decreased to $0.3 million for the year ended December 31, 2024, from $2.2 million for the year ended December 31, 2023. Interest income represents interest earned on our short-term investments, which were realized during 2023 in order to partially fund the acquisition of Medicx Health. Interest earned in 2024 reflects the lower average balance on amounts held in short-term investments during that period.

Income tax (expense) benefit

We recorded an income tax expense of $0.7 million for the year ended December 31, 2024 compared to an income tax benefit of $7.6 million for the year ended December 31, 2023. The increase in income tax expense for 2024 compared to 2023 primarily related to having taxable income for the year ended December 31, 2024. The income tax benefit recorded in 2023 represents the partial reversal of our valuation allowance, previously recorded against the value of our net operating loss (“NOL”) carryforwards. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the impact of the Medicx transaction on our consolidated tax returns, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies.

The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates.

Net Income (Loss)

We finished the year ended December 31, 2024 with a net loss of $20.1 million, compared to $17.6 million during the year ended December 31, 2023. The reasons for specific components are discussed above. Overall, we had an increase in revenue and gross margin partially offset by increased operating expenses. In addition, the loss in both periods included significant noncash items. We had $24.3 million in noncash operating expenses in 2024 compared to $25.9 million in noncash operating expenses in 2023.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. On October 11, 2023, we entered into a financing agreement that provided for a $40.0 million term loan (the “Term Loan”), the proceeds of which were to fund, in part, the acquisition of Medicx Health. See Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt.

As of December 31, 2024, we had total current assets of $54.0 million, compared with current liabilities of $18.7 million, resulting in working capital of $35.3 million and a current ratio of 3 to 1. This compares with a working capital balance of $36.4 million and a current ratio of 3 to 1 at December 31, 2023. This decrease in working capital, as discussed in more detail below, is primarily the result of a slight increase in our accounts receivable driven by higher fourth quarter billings, and a slight increase in our accrued expenses due to severance expenses as of December 31, 2024.

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

Cash Flows

Following is a table with summary data from the consolidated statement of cash flows for the years ended December 31, 2024 and 2023, as presented.

	2024	2023
(in thousands)
Net cash provided by / (used in) operating activities	$4,889	$(7,240)
Net cash used in investing activities	(450)	(25,337)
Net cash (used in) / provided by financing activities	(4,911)	28,220
Net decrease in cash and cash equivalents	$(472)	$(4,357)

Our operating activities provided $4.9 million in the year ended December 31, 2024, as compared with approximately $7.2 million used by operating activities in the year ended December 31, 2023. The net increase in net cash provided by operating activities was mainly attributable to a $6.5 million increase in cash flows from accounts receivable largely driven by higher fourth quarter billings in fiscal 2024 as compared to fiscal 2023 and a reduction of cash outflows for deferred tax liabilities. In 2023, as a result of the Medicx Health acquisition, the Company recorded a deferred tax liability of $7.7 million which was reduced in 2024 for the change in deferred tax liability. This was partially offset by a $2,544 increase in net loss.

Investing activities used $0.5 million in 2024, compared with $25.3 million in 2023. In 2024, we incurred capitalized software development costs of $0.3 million, and purchased $0.1 million of tangible property, primarily personal computers.

During 2023, in addition to the cash payment of $82.9 million related to the acquisition of Medicx Health, we purchased $162.8 million and redeemed $218.7 million in Treasury bills during 2023. We also incurred capitalized software development costs of $0.8 million, and purchased $0.1 million of tangible property, primarily personal computers and received $2.5 million from the disposal of our Access products (see Part II, Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangibles).

Financing activities used $4.9 million in 2024, and provided $28.2 million in 2023. During 2024, in connection with the Term Loan, we have made repayments of approximately $4.0 million. In addition, during 2024, we paid $0.9 million for employee withholding taxes related to the vesting of restricted stock units.

During 2023, we raised $40.0 million pursuant to the Term Loan to partially fund the acquisition of Medicx Health. In connection with the Term Loan, we incurred debt issuance costs of approximately $2.3 million, and made repayments of approximately $1.7 million. In addition, during 2023, we repurchased 526,999 shares of common stock for $7.5 million.

Term Loan

On October 11, 2023 (the “Loan Date”), in connection with the acquisition of Medicx Health, we entered into a financing agreement that provided for a $40.0 million term loan.

The outstanding principal amount of the Term Loan is repayable in quarterly installments on the last business day of each fiscal quarter commencing on December 31, 2023 in an amount equal to 1.25% of the principal amount. The outstanding unpaid principal amount of the Term Loan, and all accrued and unpaid interest thereon, shall be due and payable on the earliest of (i) the fourth anniversary of the closing of the financing agreement and funding of the Term Loan and (ii) the date on which the Term Loan is declared due and payable pursuant to the terms of the financing agreement.  The Term loan bears interest at a variable rate, which was 13.3% at December 31, 2024.

We incurred debt issuance costs of approximately $2.3 million, in connection with this Term Loan and made repayments of approximately $4.0 million and $1.7 million for the year ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, total obligations under the Term Loan were $34.3 million, with $2.0 million of principal payments due over the next twelve months. We are subject to market risks arising from changes in interest rates which relate primarily to the Term Loan, which is variable rate debt. We estimate our potential additional interest expense over the next twelve months that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on our Term Loan would be approximately $0.3 million on a pre-tax basis.See Part II, Item 8. Financials Statements and Supplementary Data; Note 12 - Long Term Debt for additional information regarding the Term Loan.

Other Contractual Obligations

We have obligations under our operating leases for office space. Total obligations under short and long term operating leases were $0.4 million, with $0.2 million due over the next twelve months. For details regarding short and long term operating lease liabilities, see Part II, Item 8. Financial Statements and Supplementary Data; Note 13 – Leases in the Consolidated Financial Statements.

We have obligations under our former employee severance agreements. As of December 31, 2024, total obligations under former employee severance agreements were $1.2 million, with $1.0 million due over the next twelve months.

Off Balance Sheet Arrangements

From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of December 31, 2024, the Company had commitments with channel partners for future minimum payments of $19.7 million that will be reflected in cost of revenues during the years from 2025 through 2029, with $14.4 million due over the next twelve months. See Part II, Item 8. Financial Statements and Supplementary Data; Note 16 – Commitments.

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

Business Combination

Business combinations are accounted for under the acquisition method. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. In determining the fair value of assets acquired, including intangible assets, the Company uses a variety of methods. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives and the appropriate discount rates. This judgement and determination affects the amount of consideration paid that is allocated to assets acquired and liabilities assumed in the business purchase transaction. The Company engages third-party appraisal firms to assist in determining fair value of assets acquired and liabilities assumed when appropriate.

During the remeasurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with a corresponding offset to goodwill.

Revenue Recognition

Recognition of revenue requires evidence of a contract, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the performance obligations are satisfied.

Revenues are primarily generated from content delivery activities in which we deliver financial, clinical, or brand messaging through a distribution network of e-prescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers.

Our contracts are generally all less than one year and the primary performance obligation is delivery of messages or other forms of content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting. We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider the design of the programs and related consulting services to be performance obligations separate from the delivery of messages. Performance obligations which are recognized at a point in time upon delivery to the client include the development and delivery of NPI target data lists and custom analytic and consulting projects.

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

In some instances, we also resell messaging solutions that are available through channel partners that are complementary to our HCP marketing business and customer base. These channel partner-specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where we sell solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that we receive. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk, we record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales.

Cost of Revenues

The primary costs of revenue are revenue-share expense and data acquisition costs. Based on the volume of transactions that are delivered through a channel partner network, we provide a revenue-share to compensate the channel partner for its or their promotion of the campaign. Revenue-shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue-share to ConnectiveRx as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. As our solution mix has expanded and our revenues have grown, financial messaging has become a smaller percentage of our revenues and these payments to ConnectiveRx, a smaller portion of our revenue-share. The contractual amount due to the channel partners is recorded as an expense at the time the message is distributed. Data acquisition costs consist primarily of the costs to acquire data through flat-fee data licensing agreements. Data acquisition costs are amortized over the period for which we have access to the data.

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

No events or circumstances were noted that would be indicative of potential impairment during the year ended December 31, 2024. We recorded impairment charges of $6.7 million against the value of our intangible assets during the year ended December 31, 2023.

Goodwill

Assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations.

We evaluate goodwill for impairment during our fiscal fourth quarter, or more frequently if an event occurs or circumstances change. Management performs its annual goodwill impairment test as of December 31. Goodwill is tested for impairment at the reporting unit level.

An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. If we choose to use qualitative factors and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test would be required. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount.

In estimating the reporting unit’s fair value, the Company performed a valuation analysis, utilizing a discounted cash flow income approach and a guideline public company market approach. We assigned a probability weighting to each approach of 50%. The determination of the fair value of the reporting unit requires the Company to make significant estimates and assumptions about the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, revenue growth rates, operating margins and multiples of earnings. These estimates and assumptions were determined in connection with support from a third-party valuation specialist. The discount rate used is based on the estimated weighted-average cost of capital for companies with profiles similar to our profile and based on an assessment of the risk inherent in those future cash flows. To forecast the reporting unit’s cash flows, the Company takes into consideration economic conditions and trends, historical results and recent performance, estimated future operating results, management’s and a market participant’s view of growth rates, management’s ability to execute on planned future strategic initiatives and anticipates future economic conditions. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. The Company then reconciles the calculated fair values to its market capitalization. The fair value is then compared to its carrying value including goodwill. If the fair value is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value.

For both the years ended December 31, 2024 and 2023, our annual reviews determined there was no impairment as our single reporting unit had a fair value in excess of its carrying value. For both the years ended December 31, 2024 and 2023, our annual reviews determined that there was no impairment. It was determined that the Company’s single reporting unit was exactly equal to its carrying value at December 31, 2024. It was determined that the fair value of the Company’s single reporting unit was greater than its carrying value at December 31, 2023.

During the third quarter of 2024, the Company experienced a Triggering Event due to a sustained decline in its stock price and overall market capitalization. Accordingly, the Company conducted a quantitative impairment test of its goodwill at September 30, 2024. The Company estimated the implied fair value of its goodwill using a combination of a market approach and income approach. A noncash charge of $7.5 million, representing the amount by which the Company’s book value exceeds its estimated fair value, was recorded as a goodwill impairment in the year ended December 31, 2024.

Assessment of the potential impairment of goodwill and intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. Any amount of negative change to the above disclosed key assumptions could result in future impairment to goodwill.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including a decline in the market value of the Company’s common shares, deterioration in its performance or its future projections, or changes in its plans for one or more reporting units.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-4	Consolidated Balance Sheets as of December 31, 2024 and 2023;
F-5	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023;
F-6	Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2024;
F-7	Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2023;
F-8	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023; and
F-9	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

OptimizeRx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Sates of America.

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

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is that significant judgment is exercised in determining revenue recognition for customer agreements and includes the following: (1) determining whether services are considered distinct performance obligations that should be accounted for separately versus together, (2) the pattern and timing of delivery for each distinct performance obligation, and (3) identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

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

Critical Audit Matter – Valuation of Goodwill

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of December 31 or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The goodwill balance as of December 31, 2024, was $70.9 million. The Company’s goodwill impairment assessment involves comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

During the quarter ended September 30, 2024, the Company identified circumstances that would be indicative of possible impairment and recorded impairment expense of $7.5 million. Based on the results of the Company’s annual impairment testing as of December 31, 2024, no impairment was recognized as the fair value of the Company’s reporting units exceeded their carrying value.

We identified the Company’s goodwill impairment assessments as a critical audit matter because of the significant estimates and assumptions used by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions of future cash flows based on estimates of revenue growth rates and gross profit margins and selection of the discount rate for the income approach, and multiples of earnings for the market approach.

To the Stockholders and Board of Directors of OptimizeRx Corporation

Page Three

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s goodwill impairment assessments included the following, among others:

(1)	Obtaining an understanding of the design and implementation of controls relating to management’s assessment of goodwill for potential impairment, including management’s controls over forecasts of future cash flows based upon estimates of revenue growth rates and operating margins and the selection of the discount rate for the income approach, and determination of multiples of earnings for the market approach.

(2)	We evaluated the reasonableness of management’s forecasts of future cash flows based on revenue growth rates and operating margins by comparing the forecasts to historical revenues and operating margins. We performed procedures to verify the mathematical accuracy of the calculations used by management. Furthermore, we assessed the appropriateness of the disclosures in the financial statements.

(3)	With the assistance of our fair value specialists:

●	We evaluated the reasonableness of the valuation methodologies.

●	We evaluated the reasonableness of the discount rates used in the income approach by developing an independent range of estimated discount rates and comparing that range to the discount rate used in the Company’s valuation.

●	We evaluated the multiples of earnings used in the market approach, including testing the underlying source information and mathematical accuracy of the calculations.

We have served as the Company’s auditor since 2020.

/s/ UHY LLP
Sterling Heights, Michigan
March 20, 2025
Firm ID #1195

OPTIMIZERx CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$13,380	$13,852
Accounts receivable, net of allowance for credit losses of $335 and $239 at December 31, 2024 and 2023, respectively	38,212	36,253
Taxes receivable	—	1,036
Prepaid expenses and other	2,379	3,190
Total Current Assets	53,971	54,331
Property and equipment, net	150	149
Other Assets
Goodwill	70,869	78,357
Patent rights, net	5,517	6,185
Technology assets, net	8,180	9,013
Tradename and customer relationships, net	31,819	34,198
Operating lease right-of-use assets	366	573
Security deposits and other assets	296	568
Total Other Assets	117,047	128,894
TOTAL ASSETS	$171,168	$183,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,000	$2,000
Accounts payable – trade	2,156	2,227
Accrued expenses	8,486	7,706
Revenue share payable	5,053	5,506
Taxes payable	318	49
Current portion of lease liabilities	168	222
Deferred revenue	473	172
Total Current Liabilities	18,654	17,882
Non-current Liabilities
Long-term debt, net	30,816	34,231
Lease liabilities, net of current portion	209	371
Deferred tax liabilities, net	4,491	4,337
Total Liabilities	54,170	56,821
Commitments and contingencies (See Note 16)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,194,697 and 19,899,679 shares issued at December 31, 2024 and 2023, respectively	20	20
Treasury stock, $0.001 par value,1,741,397 shares purchased at December 31, 2024 and 2023	(2)	(2)
Additional paid-in-capital	201,348	190,793
Accumulated deficit	(84,368)	(64,258)
Total Stockholders’ Equity	116,998	126,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,168	$183,374

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Net revenue	$92,127	$71,522
Cost of revenues, exclusive of depreciation and amortization presented separately below	32,749	28,622
Gross profit	59,378	42,900

Operating Expenses
Stock-based compensation	11,467	13,717
Loss on disposal of a business	—	2,142
Impairment charges	7,489	6,738
Depreciation and amortization	4,329	2,402
Other sales, general and administrative expenses	49,799	44,303
Total operating expenses	73,084	69,302
Loss from operations	(13,706)	(26,402)
Other income (expense)
Interest expense	(6,160)	(1,454)
Other income	152	500
Interest income	329	2,192
Total other income (expense), net	(5,679)	1,238
Loss before provision for income taxes	(19,385)	(25,164)
Income tax (expense) benefit	(725)	7,598
Net loss	$(20,110)	$(17,566)
Weighted average number of shares outstanding – basic	18,292,935	17,124,801
Weighted average number of shares outstanding – diluted	18,292,935	17,124,801
Loss per share – basic	$(1.10)	$(1.03)
Loss per share – diluted	$(1.10)	$(1.03)

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2024

(in thousands, except share and per share data)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553
Stock-based compensation expense
Options	—	—	—	—	4,783	—	4,783
Restricted stock	—	—	—	—	6,683	—	6,683
Issuance of common stock:
For restricted stock units vested, net of cancelled units	295,018	—	—	—	(911)	—	(911)
Net loss for the year	—	—	—	—	—	(20,110)	(20,110)
Balance, December 31, 2024	20,194,697	$20	(1,741,397)	$(2)	$201,348	$(84,368)	$116,998

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statement of Stockholders’ Equity for the Year

Ended December 31, 2023

(in thousands, except share and per share data)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	18,288,571	$18	$(1,214,398)	$(1)	$172,786	$(46,692)	$126,111
Stock-based compensation expense
Options	—	—	—	—	5,925	—	5,925
Restricted stock	—	—	—	—	7,792	—	7,792
Issuance of common stock:
For stock options exercised	24,668	—	—	—	181	—	181
For acquisition	1,444,581	2	—	—	12,090	—	12,092
For restricted stock units vested, net of cancelled units	141,859	—	—	—	(459)	—	(459)
Repurchase of common stock	—	—	(526,999)	(1)	(7,522)	—	(7,523)
Net loss for the year	—	—	—	—	—	(17,566)	(17,566)
Balance, December 31, 2023	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,110)	$(17,566)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,329	2,402
Impairment charges	7,489	6,738
Loss on disposal of business	—	2,142
Bad debt expense	208	666
Stock-based compensation	11,467	13,717
Amortization of debt issuance costs	835	211
Change in:
Accounts receivable	(2,168)	(8,713)
Prepaid expenses and other assets	811	(573)
Accounts payable	(72)	(1,320)
Revenue share payable	(453)	1,515
Accrued expenses and other liabilities	1,053	1,303
Deferred tax liabilities	1,449	(7,695)
Deferred loan fees	(250)	—
Deferred revenue	301	(67)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	4,889	(7,240)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(112)	(87)
Proceeds from sale of property and equipment	—	10
Cash paid for acquisitions, net of cash acquired	—	(82,947)
Proceeds from sale of business	—	2,540
Purchase of short-term investments	—	(162,778)
Redemptions of short-term investments	—	218,709
Capitalized software development costs and other	(338)	(784)
NET CASH USED IN INVESTING ACTIVITIES	(450)	(25,337)

CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	—	37,730
Repayment of long-term debt	(4,000)	(1,710)
Repurchase of common stock	—	(7,522)
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(911)	—
Proceeds from exercise of stock options, net of cash paid for withholding taxes	—	(278)
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(4,911)	28,220
NET DECREASE IN CASH AND CASH EQUIVALENTS	(472)	(4,357)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,852	18,209
CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,380	$13,852
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,203	$1,213
ROU assets obtained in exchange for lease obligations	$—	$460
Shares issued in connection with acquisition	$—	$12,091
Cash paid for income taxes	$161	$48

The accompanying notes are an integral part of these financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

OptimizeRx Corporation (the “Company” or “OptimizeRx”) is a digital healthcare technology company that connects over two million HCPs and millions of their patients through an intelligent technology platform embedded within a proprietary omnichannel network. OptimizeRx helps life science organizations engage and support their customers through our combined HCP and DTC marketing strategies.

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

Principles of Consolidation

The financial statements reflect the consolidated results of OptimizeRx Corporation, a Nevada corporation, and its wholly owned subsidiaries: Healthy Offers, Inc., a Nevada corporation, and CareSpeak Communications d.o.o., a controlled foreign corporation incorporated in Croatia. Together, these companies are referred to as “OptimizeRx” and “the Company.” All material intercompany transactions have been eliminated.

Segment Reporting

We operate in one reportable segment and use consolidated net income as its measure of segment profit and loss. Overall, our business involves connecting life science companies to patients and providers. We have a common customer base for all of our solutions, which are primarily all communications with healthcare providers or patients on behalf of life science customers. Our customers are geographically located in the U.S, although we have one (1) technology center located internationally. We do not prepare separate internal income statements by solution as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and assesses performance of the business and other activities at the operating segment level. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statement of Operations as consolidated net income (loss). The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The CODM uses consolidated net income (loss) to evaluate income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation. The CODM also regularly reviews the Consolidated Statement of Operations for segment expenses, of which the significant expenses are related to cost of revenues and compensation, including stock-based compensation and other expenses. Since the Company operates as one reportable segment, all required segment financial information is found in the consolidated financial statements and notes to the consolidated financial statements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

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

Cash and Cash Equivalents

Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, “Investments - Equity Securities”, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At December 31, 2024 and 2023, we have recorded $8,300 and none, respectively, of money market funds at approximate fair value.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The Company’s carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair values due to their short maturities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. The Company does not seek collateral to secure its accounts receivable and amounts billed are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for credit losses. In addition, the Company regularly assesses the state of its billing operations to identify issues, which may impact the collectability of these receivables or reserve estimates. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.

The Company’s customers are primarily large well-capitalized companies, and historically there has been very little bad debt expense. Bad debt expense was $208 and $666 for the years ended December 31, 2024 and 2023, respectively. The allowance for credit losses was $335 and $239 as of December 31, 2024 and 2023, respectively.

The changes in the allowance for credit losses in each of the years ended December 31, 2024 and 2023, were as follows:

	2024	2023
Balance at beginning of year	$239	$352
Bad debt expense	208	666
Write-offs	(112)	(779)
Balance at end of year	$335	$239

From time to time, we may record revenue based on our revenue recognition policies described below in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $3,241, and $6,077, at December 31, 2024 and 2023, respectively.

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

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

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

We recorded impairment charges of $0 and $6,738 against the value of our intangible assets during the years ended December 31, 2024 and 2023, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets of an acquired business.

Goodwill is assessed for impairment at least annually as of December 31, of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. If we choose to use qualitative factors and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test would be required. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The fair value of a reporting unit is calculated using the income approach (including Discounted Cash Flow (“DCF”)) and validated using a market approach with the involvement of a third-party valuation specialist. The income approach uses expected future cash flows for the reporting unit and discounts those cash flows to present value. Expected future cash flows are estimated using management assumptions of growth rates, including long-term growth rates, capital expenditures and cost efficiencies. The judgments made in determining the expected future cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. Future acquisitions or divestitures are not included in the expected future cash flows. The Company uses a discount rate based on a calculated weighted average cost of capital which is adjusted for company specific risk premiums. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. The Company then reconciles the calculated fair values to its market capitalization. The fair value is then compared to its carrying value including goodwill. If the fair value is in excess of its carrying value, the related goodwill is not impaired. If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value.

We recorded impairment charges of $7,489 and $0 against the value of our goodwill during the years ended December 31, 2024 and 2023, respectively.

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

The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services. Additional services may include program design, which is the design of the content delivery program, set up, and reporting. We consider set up and reporting services to be complimentary to the primary performance obligation and recognized through performance of the delivery of content. We consider the design of the programs and related consulting services to be performance obligations separate from the delivery of messages. Performance obligations which are recognized at a point in time upon delivery to the client include the development and delivery of NPI target data lists and custom analytic and consulting projects. The net contract balance for contracts in progress at December 31, 2024 and 2023 was $4.3 million and $2.0 million, respectively. The outstanding performance obligations are expected to be satisfied during the year ended December 31, 2025.

In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended 2024, there were two contracts with customers that included a rebate clause.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

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

Disaggregation of Revenue

Consistent with ASC Topic 606, we have disaggregated our revenue by timing of revenue recognition. The majority of our revenue is recognized over time as solutions are provided. A small portion of our revenue related to program development, NPI data lists, and other solutions is recognized at a point in time upon delivery to customers. A break down is set forth in the table below.

	2024	2023
Revenue recognized over time	$85,469	$63,527
Revenue recognized at a point in time	6,658	7,995
Total Revenue	$92,127	$71,522

In some instances, we license certain of our software applications in arrangements that do not include other performance obligations. In those instances, we record license revenue when the software is delivered for use to the licensee. In instances where our contracts included Software as a Service, the revenue is recognized over the subscription period as services are delivered to the customer.

In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the HCP marketing business and customer base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that the Company receives. In instances where the Company resells these messaging solutions and has all financial risk and significant operation input and risk, the Company records the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales. The amount of revenue recognized on a net basis was $10,999 and $3,471 for the years ended December 31, 2024 and 2023, respectively.

Cost of Revenues

Cost of revenues includes revenue-share expense and costs associated with licensing data from third parties. Cost of revenues does not include depreciation and amortization which is listed separately on the statements of operations. Based on the volume of transactions that are delivered through the channel partner network, the Company provides a revenue-share to compensate the partner, or others, for their promotion of the campaign. Revenue-shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue-share to ConnectiveRx as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. Data acquisition costs consist primarily of the costs to acquire data through flat-fee data licensing agreements.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

Change in Accounting Estimate

In accordance with its policy, the Company periodically reviews the stand-alone selling prices of its performance obligations under ASC 606 for use in allocating the contract prices. As a result, effective April 1, 2024, the Company updated the methodology for determining the value of program design and consulting services from the residual method to using an adjusted market assessment approach. The effect of this change in estimate was immaterial to the results for the year ended December 31, 2024, but may become material in future periods.

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

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2024 and 2023, the Company had $12,973 and $13,261, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America.

Research and Development

The Company expenses research and development expenses as incurred. There was no research and development expense for the years ended December 31, 2024 and 2023.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs, included in Other general and administrative expenses were $1,049 and $776, for the years ended December 31, 2024 and 2023, respectively.

Stock-based Compensation

The Company uses the fair value method to account for stock-based compensation. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. The fair value of each award is estimated on the date of each grant.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

For restricted stock awards, the fair value is based on the market value of the Company’s common stock on the date of grant. For market based restricted stock units, the fair value is estimated using a Monte Carlo simulation model. This valuation technique included estimating the movement of stock prices and the effects of volatility, interest rates and dividends. At the year ended December 31, 2024 there are no market based restricted stock units outstanding.

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

	2024	2023
Expected dividend yield	0%	0%
Risk free interest rate	3.52% - 4.59%	3.76% - 4.74%
Expected option term	3.5 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	66% - 72%	67% - 72%
Weighted average grant date fair value	$2.89	$6.58

The Black-Scholes option valuation model has limitations on its effectiveness, including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and it requires the use of highly subjective assumptions, such as expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

Loss Per Common and Common Equivalent Share

The computation of basic (loss) earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares potentially issuable upon the exercise of certain awards that were excluded from the diluted loss per common share calculation in 2024 and 2023 was 212,798 and 31,727 related to options, and 78,203 and 52,607 related to restricted stock units, for a total of 291,001 and 84,334, respectively, because they are anti-dilutive, as a result of the net losses incurred in each of the years ended December 31, 2024 and 2023.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The computation of weighted average shares outstanding and the basic and diluted earnings per common share for the years ended December 31, 2024 and 2023 consisted of the following:

	Year ended December 31, 2024
	Net (Loss)	Shares	Per Share Amount
Basic EPS	$(20,110)	18,292,935	$(1.10)
Effect of dilutive securities	—	—	—
Diluted EPS	$(20,110)	18,292,935	$(1.10)

	Year ended December 31, 2023
	Net Income	Shares	Per Share Amount
Basic EPS	$(17,566)	17,124,801	$(1.03)
Effect of dilutive securities	—	—	—
Diluted EPS	$(17,566)	17,124,801	$(1.03)

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

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard was effective for the Company’s fiscal year beginning January 1, 2024. The requirements of this ASU are disclosure-related and the adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

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

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

NOTE 3 - ACQUISITIONS

On October 24, 2023, the Company acquired 100% of the issued and outstanding preferred and common stock of Healthy Offers, Inc., a Nevada corporation d/b/a Medicx Health. Medicx Health is a healthcare consumer-focused omnichannel marketing and analytics company. We completed the acquisition of Medicx Health to enhance and expand the Company’s technology offerings.

The acquisition date fair value of consideration transferred was calculated as follows:

Net cash transferred	$83,888
Fair value of common stock transferred	12,091
Fair value of consideration transferred	$95,979

The goodwill balance reflects the benefits associated with future iterations of the technology platforms, new customer relationships anticipated as a result of the transaction and market participant synergies from economies of scale and is not deductible for tax purposes.

In addition, the Company is required to remit, upon collection from the appropriate authorities, approximately $1,000 related to certain state and federal income tax receivables which were included on Medicx Health’s balance sheet at the date of acquisition. The Company has recorded $1,000 in Taxes receivable, to reflect the receivables due to the Company and $1,000 in Accrued expenses, to reflect the total amount due to the former stockholders of Medicx Health.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

Assets Acquired
Cash	$941
Accounts receivable	6,028
Taxes receivable	1,036
Prepaid expenses and other	913
Property and equipment	33
Customer relationships intangible	34,000
Trademark and patent intangible	5,700
Technology intangibles	8,300
Operating lease right-of-use assets	145
Deposits	10
57,106
Liabilities Assumed
Accounts payable	1,997
Accrued expenses	3,849
Lease liabilities	166
Deferred revenue	75
Deferred tax liabilities	12,033
18,120
Net assets acquired	38,986
Goodwill	56,993

Fair value of consideration transferred	$95,979

The Company used a third-party valuation specialist to value the intangible assets acquired. The identifiable intangibles are being amortized on a straight line basis over the following estimated useful lives:

Customer relationship intangible	15 years
Trademark and patent intangible	10 years
Technology intangibles	4 to 10 years

The Company recognized $4,272 of acquisition related costs that were expensed in the current period. These costs are included in the consolidated statement of operations in the line item entitled “Other sales, general and administrative expenses.”

The results of operations of Medicx Health have been included in the consolidated statement of operations since the date of acquisition.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The amounts of revenue and net income of Medicx Health included in the Company’s consolidated statement of operations for the period from the acquisition date until December 31, 2023, are as follows:

Revenue	$4,546
Net income	314

The following represents the pro-forma consolidated statement of operations as if Medicx Health had been included in the consolidated results of the Company for the full years ended December 31, 2023:

Year ended December 31,
Pro-forma consolidated statement of operations	2023
Revenue	$97,066
Net loss	(18,616)

These amounts have been calculated after applying the Company’s accounting policies, adjusting Medicx Health results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2023, full year interest expense associated with the Term Loan and elimination of interest income on short-term investments that were used to fund the acquisition, one time transaction related items, including the amounts incurred by the Company, discussed above and $9,600 in transaction related expenses incurred by Medicx Health.

During the year ended December 31, 2023, the Company disposed of its non-core Access business - See Item 8. Financials Statements and Supplementary Data; Note 7 - Goodwill and Intangible Assets for additional information regarding this transaction. A pro forma statement of operations for the twelve months ended December 31, 2024 is not presented for this transaction as the pro forma impacts were not material to the Company’s consolidated results.

Revenue presented in the pro forma financial consolidated statement of operations data above includes $4,169 for the year ended December 31, 2023, to the Access and other non-core solutions for which no revenue was recorded in the year ended December 31, 2024 (see also the discussion under Net Revenues in Results of Operations for the twelve months ended December 31, 2024 in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

NOTE 4 - INVESTMENT SECURITIES

There were no investment securities held at December 31, 2024 and 2023.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Revenue share and exclusivity payments	$1,213	$1,495
Software	397	407
Insurance	239	370
Data	143	513
Other	387	405
Total prepaid expenses	$2,379	$3,190

NOTE 6 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Computer equipment	$354	$266
Furniture and fixtures	54	34
	408	300
Less accumulated depreciation	258	151
Property and equipment, net	$150	$149

Depreciation expense was $111 and $100 for the years ended December 31, 2024 and 2023, respectively.

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

During the third quarter of 2024, the Company experienced a Triggering Event due to a sustained decline in its stock price and overall market capitalization. Accordingly, the Company conducted a quantitative impairment test of its goodwill at September 30, 2024. The Company estimated the implied fair value of its goodwill using a combination of a market approach and income approach. It was determined that the fair value of the Company’s single reporting unit was less than its carrying value. A noncash charge of $7,489, representing the amount by which the Company’s book value exceeds its estimated fair value, was recorded as a goodwill impairment in the year ended December 31, 2024.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The Company performed the annual goodwill impairment test as of December 31, 2024. The Company performed its annual goodwill impairment test on a quantitative basis for its single reporting unit. In estimating the reporting unit’s fair value, the Company performed a valuation analysis, utilizing a discounted cash flow income approach and a guideline public company market approach. We assigned a probability weighting to each approach of 50%. The determination of the fair value of the reporting unit requires the Company to make significant estimates and assumptions about the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, revenue growth rates, operating margins and multiples of earnings. These estimates and assumptions were determined in connection with support from a third-party valuation specialist. The discount rate used is based on the estimated weighted-average cost of capital for companies with profiles similar to our profile and based on an assessment of the risk inherent in those future cash flows. To forecast the reporting unit’s cash flows, the Company takes into consideration economic conditions and trends, historical results and recent performance, estimated future operating results, management’s and a market participant’s view of growth rates, management’s ability to execute on planned future strategic initiatives and anticipates future economic conditions. Macroeconomic factors such as changes in economies, changes in the competitive landscape, changes in government legislation, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting unit. The market approach compares the valuation multiples of similar companies to that of the associated reporting unit. The Company then reconciles the calculated fair values to its market capitalization. After completing testing, it was determined that the fair value of the Company’s single reporting unit was exactly equal to its carrying value and no further impairment to goodwill was recorded for the year ended December 31, 2024. Any amount of negative change to the above disclosed key assumptions could result in future impairment to goodwill.

The fair value of any reporting units, used in the annual assessments in 2024 and 2023, is classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs, such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates.

Changes in the carrying amount of goodwill on the consolidated balance sheet consist of the following:

Balance January 1, 2023	$22,674
Acquisitions	56,993
Disposal of business	(1,310)
Impairments	—
Balance January 1, 2024	$78,357
Acquisitions	—
Impairments	(7,488)
Balance December 31, 2024	$70,869

During the year ended December 31, 2023, we entered into various agreements, including a Product License Agreement and Platform Assets Purchase Agreement, with Mercalis, Inc.(“Mercalis”), collectively the “Transaction”. Under the terms of the Transaction, Mercalis agreed to purchase certain customer contract assets and liabilities related to the Company’s Access and Patient Engagement technologies. In addition, Mercalis was granted a perpetual license to the Access products and a non-exclusive two-year term license to the Patient Engagement products. Total consideration due for the Transaction was $3,740 including $2,540 related to the Access products.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The Access products portion of the Transaction was deemed to be the disposal of a business for accounting purposes and accordingly the Company recorded a loss on disposal of $2,142 including the allocation of a portion of the Company’s goodwill balance of $1,310 and the net book value of the underlying technology assets of $3,328.

Intangible Assets

Intangible assets included on the consolidated balance sheets consist of the following:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$7,164	$1,647	$5,517	7.7
Technology assets	9,711	1,531	8,180	7.5
Other intangible assets
Tradename	134	12	122	9.7
Non-compete agreements	1,093	1,093	—	—
Customer relationships	34,923	3,226	31,697	13.6
Total other	36,150	4,331	31,819
Total intangible assets	$53,025	$7,509	$45,516

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$7,164	$979	$6,185	8.8
Technology assets	12,388	3,375	9,013	6.6
Other intangible assets
Tradename	134	—	134	10.7
Non-compete agreements	1,093	1,093	—	—
Customer relationships	34,923	859	34,064	14.6
Total other	36,150	1,952	34,198
Total intangible assets	$55,702	$6,306	$49,396

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

During the year ended December 31, 2023, we recorded asset impairment charges of $6,738 relating to Technology assets patent rights and tradenames that were not considered to be core solutions on a go forward basis, resulting in lower projected revenues for these solutions, as well as the outcome of the disposal of the Access products discussed above.

Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 years
Technology assets	3 – 10 years

The Company recorded amortization expense of $4,218 and $2,302 in the years ended December 31, 2024 and 2023, respectively. Expected future amortization expense of the intangibles assets as of December 31, 2024 is as follows:

Year ended December 31,
2025	$4,258
2026	4,203
2027	3,906
2028	3,787
2029	3,787
Thereafter	25,575
Total	$45,516

NOTE 8 – DEFERRED REVENUE

The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $473 and $172 as of December 31, 2024 and 2023, respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. Following is a summary of activity in the deferred revenue account for the year ended December 31, 2024.

Balance January 1, 2024	$172
Revenue recognized	(18,204)
Amount collected	18,505
Balance December 31, 2024	$473

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

Following is a summary of activity in the deferred revenue account for the year ended December 31, 2023.

Balance January 1, 2023	$164
Revenue recognized	(12,359)
Amount collected	12,291
Amount acquired	76
Balance December 31, 2023	$172

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former Chief Executive Officer (“CEO”), in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents on the consolidated balance sheet as of December 31, 2024.

Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers we generate revenue from, such as agencies or resellers. During the years ended December 31, 2024 and 2023, we have recognized $375 and $336, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.

William J. Febbo, former Chief Executive Officer of OptimizeRx was appointed to LifeMD’s board of directors during Q2 2023. During the year ended December 31, 2024, there was revenue in the amount of $434 from contracts engaged with LifeMD. The contracts were sourced by LifeMD on behalf of their customers and are at market rates and generated in the normal course of business.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of December 31, 2024. No shares were issued or outstanding in either 2023 or 2024.

Common Stock

The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of December 31, 2024. There were 18,453,300 and 18,158,282 shares of common stock outstanding, net of shares held in treasury, at December 31, 2024 and 2023, respectively.

The Company issued 0 shares of common stock and received proceeds of $0 in 2024 in connection with the exercise of options under our 2013 Equity Incentive Plan. We issued 24,668 shares of common stock and received proceeds of $181 in 2023 in connection with the exercise of options under our 2013 Equity Incentive Plan.

The Company issued 295,018 shares of common stock in 2024 and 141,859 shares of common stock in 2023 in connection with the vesting of restricted stock units under our 2013 and 2021 Equity Incentive Plans. See Note 11, Stock Based Compensation. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the year ended December 31, 2024 and 2023, respectively, 101,381 and 42,489 shares, valued at $911 and $459, were surrendered and subsequently cancelled.

Treasury Stock

During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company could repurchase up to $15 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024. There were no shares repurchased in 2024 prior to the expiration.

During the year ended December 31, 2023, the Company repurchased 526,999 shares of our common stock for a total of $7,522, including commissions paid on repurchases. The repurchased shares were recorded as Treasury Shares using the par value method.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

NOTE 11 – STOCK BASED COMPENSATION

The Company sponsors two stock-based incentive compensation plans.

The first plan is known as the 2013 Incentive Plan (the “2013 Plan”) and was established by the Board of Directors of the Company in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended plan was approved by shareholders. A total of 234,512 shares of common stock underlying options and 8,000 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2024. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. At December 31, 2024, there were no shares available for grant under the 2013 Plan.

In 2021, the Company adopted a new plan known as the 2021 Equity Incentive Plan (“2021 Plan”). The plan was established by the Board of Directors and approved by shareholders in August 2021. On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the number of shares of common stock available for awards under the 2021 Equity Incentive Plan by 1,950,000 shares for a total of 4,450,000 shares. A total of 1,611,338 shares of common stock underlying options and 686,326 shares of common stock underlying restricted stock unit awards were outstanding at December 31, 2024. At December 31, 2024, 1,161,064 shares were available for grant under the 2021 Plan.

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

Stock Options

The compensation cost that has been charged against income related to options for the years ended December 31, 2024 and 2023, was $4,783 and $5,925, respectively. No income tax benefit was recognized in the consolidated statements of income and no compensation was capitalized in any of the years presented. During the year ended December 31, 2024, we granted certain performance based options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was no expense related to these options recorded during the period. The fair value of these instruments was calculated using the Black-Scholes option pricing model.

During 2022, the Company granted certain performance-based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $25 in expense related to these options recorded during the year ended December 31, 2024.

The Company had the following option activity during the year ended December 31, 2024 and 2023:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at January 1, 2023	1,306,870	$31.14
Granted	426,703	$12.50
Exercised	(24,668)	$7.34
Expired or forfeited	(153,844)	$30.70
Outstanding at December 31, 2023	1,555,061	$26.38	3.4	$1,046
Granted	716,297	$5.56
Exercised	—	$—
Expired or forfeited	(425,508)	$26.31
Outstanding, December 31, 2024	1,845,850	$18.32	3.4	$10
Exercisable, December 31, 2024	813,397	$30.55	2.2	$—

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The table below reflects information for the total options outstanding at December 31, 2024

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.83 to $10.00	780,600	4.7	$5.62
$10.00 to $20.00	674,374	3.0	$14.31
$20.00 to $40.00	105,718	1.2	$31.82
$40.00 to $60.00	185,957	1.6	$48.04
$60.00 to $96.70	99,201	1.7	$75.42
Total	1,845,850	3.4	$18.32

The table below reflects information for the vested options outstanding at December 31, 2024.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.83 to $10.00	47,761	2.8	$7.82
$10.00 to $20.00	403,878	2.8	$14.59
$20.00 to $40.00	98,591	1.2	$31.90
$40.00 to $60.00	165,345	1.5	$48.64
$60.00 to $96.70	97,822	1.7	$75.59
Total	813,397	2.2	$30.55

A summary of the status of the Company’s non-vested options as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below.

Nonvested Options	Options	Weighted average exercise price
Nonvested at January 1, 2024	968,787	$22.03
Granted	716,297	$5.56
Vested	(417,740)	$13.46
Forfeited	(234,981)	$21.80
Nonvested at December 31, 2024	1,032,363	$8.69

There is $3,651 of expense remaining to be recognized over a period of approximately 2.1 years related to options outstanding at December 31, 2024.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

Restricted Stock Units

The Company had the following restricted stock unit (“RSU”) activity during the years ended December 31, 2024 and 2023:

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2023	789,074	$36.95
Granted	383,406	$12.30
Forfeited	(244,923)	$58.18
Vested and issued	(141,859)	$31.38
Withheld and cancelled	(42,489)	$32.47
Outstanding at December 31, 2023	743,209	$18.62	1.7
Granted	545,772	$7.56
Forfeited	(198,256)	$17.76
Vested and issued	(295,018)	$17.84
Withheld and cancelled	(101,381)	$18.03
Outstanding at December 31, 2024	694,326	$10.62	2.1

The Company granted restricted stock units of 545,772 and 383,406 units in 2024 and 2023, respectively, and valued at $4,128 and $4,715, respectively. These restricted stock units vest over a period of 1 year to 5 years. The Company recognized expense of $6,683 and $7,792 in 2024 and 2023, respectively, related to these restricted stock units. A total of $5,260 remains to be recognized at December 31, 2024 over a period of 1.88 years.

In the year ended December 31, 2024, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding tax. Of the shares issued to participants during the year ended December 31, 2024 and 2023, respectively, 101,381 and 42,489 shares, valued at $911 and $459, were surrendered and subsequently cancelled.

During 2022, the Company granted certain performance-based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $25 in expense related to these restricted stock units recorded during the year ended December 31, 2024.

Non-employee Directors Compensation

The director’s compensation program calls for the grant of restricted stock units with a one-year vesting period. The Company granted 50,305 restricted stock units, valued at $750 granted to the non-employee directors in 2023. These restricted stock units vested in 2024. The Company granted 64,896 restricted stock units, valued at $750 granted to the non-employee directors in 2024 that will vest in 2025, 12 months from the grant dates.

Equity Award Modification

On April 16, 2023, the Compensation Committee approved a grant to the Company’s then CEO of 86,685 restricted stock units and 161,698 stock options with a grant date fair value of $2,500 to vest over a three year period. Concurrently, the then CEO forfeited his October 2021 grant of 182,398 market-based restricted stock units. The forfeiture and accompanying grant was considered an equity modification according to ASC 718, Compensation-Stock Compensation (“ASC 718”). The additional compensation value created by the termination and issuance of new equity awarded, as measured using a Monte Carlo simulation, was approximately $1,900 in total. Under ASC 718 this results in a non-cash expense in current and future periods to be recognized over a three-year period. These expense values are reflected and included in the option and restricted stock expense values discussed above. At December 31, 2024 the remaining expense of $1,556 related to the October 2021 grant of market-based restricted stock units was accelerated upon the departure of the CEO. The expense for unvested stock-options and restricted stock units related to the April 2023 grant was reversed.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

NOTE 12 – LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2024 and 2023:

	2024	2023
Term loan, due in 2027	$34,290	$38,290
Less: current portion of long-term debt	(2,000)	(2,000)
Less: unamortized issuance costs	(1,474)	(2,059)
Long-term debt, net	$30,816	$34,231

On October 11, 2023, the Company entered into a Financing Agreement (the “Financing Agreement”) which provided for a term loan (the “Term Loan”) of $40 million, the net proceeds of which were used to partially finance the Medicx Health transaction described in Note 3 “Acquisitions”. In connection with the Term Loan the Company incurred issuance costs of approximately $2,270, which were capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the year ended December 31, 2024 and December 31, 2023 was $835 and $211, respectively.

The Company’s obligations under the Term Loan are secured by all of the Company’s and its subsidiaries’ assets (including a pledge of all of the capital stock and equity interests of its subsidiaries).

The Term Loan is repayable in quarterly installments on the last business day of each fiscal quarter, beginning December 31, 2023, in an amount equivalent to 1.25%, of the original principal amount. The outstanding unpaid principal amount and all accrued but unpaid interest thereon, shall be due and payable on the earlier of (i) the fourth anniversary of the closing date of the Term Loan or (ii) the date on which the Term Loan is declared due and payable pursuant to the terms of the Financing.

The Company may prepay, subject to an Applicable Premium, 3% if the prepayment is made on a date that is up to and including the first anniversary of closing, 2%, if the prepayment is made up to and including the second anniversary, 1% if the prepayment is made up to and including the third anniversary and zero thereafter, all or a portion of the Term Loan and, under certain circumstances, including certain asset disposals and the raising of indebtedness not permitted under the Term Loan is required to make mandatory prepayments of the principal balance. If the prepayment occurs within 12 months of the date of the loan, the Company is also required to pay lost interest from the prepayment date to one year from the loan funding date.

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

During the year ended December 31, 2024, the Company made total principal repayments of $4.0 million, including a voluntary prepayment of $2.0 million. During the year ended December 31, 2023, the Company made total principal repayments of $1.7 million, including a mandatory prepayment of $1.2 million as a result of an asset sale completed during the year.

At the Company’s option the Term Loan, or any portion thereof bears interest at either:

a.	The greater of (a) 4.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the one month Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 26.161 basis point and 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate”, plus an Applicable Margin of 7.5%; or

b.	Three-month SOFR plus an adjustment of 26.161 basis points and an Applicable Margin of 8.5%

As of December 31, 2024, the Loan bears interest at 13.3% per annum, with the effective interest rate for the year ended December 31, 2024, including the amortization of debt issuance costs and Applicable Premium and interest penalties of $66,804 associated with the prepayment during the year ended December 31, 2024 was 16.5%.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The Term Loan requires the Company to maintain certain maximum leverage ratios and Liquidity (as defined in the Financing Agreement), of at least $5.0 million.

The Company was in compliance with its financial covenants as of December 31, 2024.

The Term Loan contains customary events of default, which include, (subject to, in certain circumstances to grace and cure periods), non-payment of principal and interest, non-compliance with certain covenants, commencement of bankruptcy proceedings and a change in control.

Payments due on the Term Loan in each of the next three years subsequent to December 31, 2024, are as follows:

For the year ending December 31,
2025	2,000
2026	2,000
2027	30,290
$34,290

NOTE 13 – LEASES

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

For the years ended December 31, 2024 and 2023, the Company’s lease cost consisted of the following components, each of which is included in operating expenses within the Company’s consolidated statements of operations:

	2024	2023

Operating lease cost	$248	$96
Short-term lease cost (1)	2	39
Total lease cost	$250	$135

(1)	Short-term lease cost includes any lease with a term of less than 12 months.

The table below presents the future minimum lease payments to be made under operating leases as of December 31, 2024:

For the year ending December 31,
2025	$188
2026	115
2027	67
2028	45
2029	—
Total	415
Less: present value discount	38
Total lease liabilities	$377

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The weighted average remaining lease term for operating leases is 2.65 and the weighted average discount rate used in calculating the operating lease asset and liability is 7.1%. Cash paid for amounts included in the measurement of lease liabilities was $227. For the year ended December 31, 2024, payments on lease obligations were $260 and amortization on the right of use assets was $237. For the year ended December 31, 2023, payments on lease obligations were $91 and amortization on the right of use assets was $95.

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

The Company had the following customers that accounted for 10% or greater of revenue in either 2024 or 2023. No other customers accounted for more than 10% of revenue in either year presented.

	2024		2023
	$	%	$	%
Customer A	15,556	16.9	5,825	8.1
Customer B	12,760	13.9	10,275	14.4

Our accounts receivable included three agencies, that represented multiple customers, that individually made up more than 10% of our accounts receivable at December 31, 2024 in the percentages of 32.0%, 21.1% and 11.2%. As of December 31, 2023, our accounts receivable included two agencies, that represented multiple customers, that individually made up more than 10% of our accounts receivable in the percentages of 28.3% and 14.1%.

The Company generates a portion of its revenues through its EHR and eRx channel partners. There were three key channel partners and/or vendors through which 10% or greater of its revenue was generated in either 2024 or 2023 as set forth below. The amounts in the table below reflect the amount of revenue generated through those channel partners.

	2024		2023
	$	%	$	%
Partner A	26,815	29.1	26,035	36.4
Partner B	25,978	28.2	13,955	19.5
Partner C	10,999	11.9	*	*

*	Less than 10% of revenue

NOTE 15 – INCOME TAXES

As of December 31, 2024, the Company had net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $11.6 million, consisting of post-2017 losses that will never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2008 as a Nevada Corporation. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

The provision for Federal income tax consists of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Federal income tax benefit (expense) attributable to:
Current operations	$4,071	$5,284
State tax effect, net of federal benefit	696	569
Option exercise benefits (expenses), net of Section 162M limitations	(480)	(476)
Transaction costs	—	(360)
Goodwill impairment	(1,413)	—
Stock compensation	(2,531)	(2,624)
Other adjustments	(204)	45
Valuation allowance	(864)	5,160
Income tax (expense) benefit	$(725)	$7,598

	2024	2023

Current tax benefit (expense) - Federal	$(258)	$—
Current tax benefit (expense) - State	(314)	(97)
Total current (expense)	(572)	(97)
Deferred tax (expense) benefit - Federal	(96)	6,489
Deferred tax (expense) benefit - State	(57)	1,206
Total deferred (expense) benefit	(153)	7,695
Income tax (expense) benefit	$(725)	$7,598

The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets attributable to:
Net operating loss carryover	$3,304	$4,864
Stock compensation	3,121	3,744
Operating lease liability	105	115
Section 174 capitalized expenses	3,091	2,533
Tax credits	355	361
Goodwill	171	103
Section 163 (J) interest limitation	967	—
Other	559	—
Deferred tax assets	$11,673	$11,720

Deferred tax liabilities attributable to:
Intangibles	$(11,760)	$(12,393)
Operating lease right-of-use assets	(102)	(110)
Other	(82)	(198)
Deferred tax liabilities	(11,944)	(12,701)
Net deferred tax (liability) asset	$(271)	$(981)
Valuation allowance	(4,220)	(3,356)
Net deferred tax liabilities	$(4,491)	$(4,337)

OPTIMIZERx CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(in thousands, excepts share and per share data)

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

The tax years 2021 to 2024 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2023 or December 31, 2024, and none are expected in the next 12 months. The Company’s foreign subsidiaries are cost centers that are primarily reimbursed for expenses, as a result they generate an immaterial amount of income or loss. Pretax book income (loss) is all from domestic operations. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.

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

Commitments

From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of December 31, 2024, the Company had commitments with channel partners for future minimum payments of $19,737 that will be reflected in cost of revenues during the years from 2025 through 2029. Minimum payments are due in 2025, 2026 and 2027 in the amounts of $14,396, $3,716 and $1,625, respectively.

NOTE 17 – RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) profit sharing plan which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There was expense of $837 and $727 recorded in 2024 and 2023, respectively, for the Company’s contributions to the plan.

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

To address the material weakness referenced above, the Company performed additional analyses and other procedures to prepare the audited consolidated financial statements in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

On October 24, 2023, we completed our acquisition of Medicx Health. We have evaluated the existing controls and procedures of Medicx Health and integrated Medicx Health into our internal control over financial reporting as of December 31, 2024. Refer to Part II, Item 8. Financials Statements and Supplementary Data; Note 3 – Acquisitions for additional information.

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

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management identified the following material weakness existed as of December 31, 2024: inadequate controls to ensure that data received from third-party service organizations is complete and accurate. As a result, based on the COSO criteria, the Company’s management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024.

Ongoing Remediation of Previously Identified Material Weakness

As previously disclosed, a material weakness in our internal control over financial reporting was identified which related to controls to ensure that data received from third-party service organizations were complete and accurate.

Management, with oversight from the Audit Committee of our Board of Directors, is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. These remediation efforts, summarized below, are intended to both address the identified material weakness and to enhance our overall financial control environment. Management is in the process of fully implementing process and control improvements to address the above material weakness identified in 2023 as follows:

a.	The Company requires each third-party service organization to provide to us, at least annually, a SOC-1 Type 2 report, with adequate controls to ensure the data we receive are complete and accurate. We rely upon a SOC-1 Type 2 report from the service organizations attesting to the vendor’s internal controls.

b.	If a SOC-1 Type 2 report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through inquiry and substantive testing of such third-party’s control environment to ensure the data we receive are complete and accurate.

c.	If we are unable to obtain a valid SOC-1 Type 2 report or perform substantive testing of such third-party’s control environment, the Company implements a thirty-party qualification and program triaging process, which could include modifying customer contracts, limiting the volume of activity with those third-parties, and establishing other controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.

To further execute on its remediation efforts of the material weakness, management took the following additional steps:

d.	Hired a Senior Vice President of internal controls and engaged a third-party consulting firm.

e.	Developed a framework to assess whether data received from third-party service organizations were complete and accurate.

The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. This material weakness will not be considered remediated until the newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. We are working to have the material weakness remediated as soon as possible.

We are committed to continuing to improve our internal control processes and will continue to review and assess our financial reporting controls and procedures on an ongoing basis. As we continue to evaluate and improve our internal control over financial reporting, our management may determine whether it is appropriate or necessary to take additional measures.

Changes in Internal Controls Over Financial Reporting.

Other than the changes in connection with our implementation of the material weakness remediation plan discussed above and the integration of Medicx Health into our internal control over financial reporting there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director and Executive Officer Trading Arrangements

During the quarter ended December 31, 2024, no director or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information provided in PART I, Item 4.1, “Information About Our Executive Officers” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal No. 1 Election of Directors, “Committees of the Board of Directors” and “Information Regarding Security Holders Delinquent Section 16(a) Reports.”

We have a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers, and employees. Only the Board may grant a waiver of any provision for a director, executive officer, or any other principal financial officer, and any such waiver, or any amendment to the Code, will be promptly disclosed as required at www.optimizerx.com. The Code can be found on the Company’s website at www.optimizerx.com under “Investor Relations - Governance.” The information on the website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

The required information is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation” and “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Security Holders.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Equity Compensation Plan – Options	234,512	38.37	—
2013 Equity Compensation Plan – Restricted Stock Units	8,000	N/A	—
2021 Equity Incentive Plan – Options	1,611,338	15.40	1,161,064
2021 Equity Incentive Plan – Restricted Stock Units	686,326	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,540,176		1,161,064

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services

The required information is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Independent Registered Public Accountant Fee Information” and “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1)	The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are included in PART II, Item 8. “Financial Statements and Supplementary Data.”

(2)	Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits. Reference is made to Item 15(b) below.

(b)	Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.

(c)	Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.
3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Third Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
10.1†	Fourth Amended and Restated 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020.
10.2†	OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.3†	Form of Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.4†	Form of Performance Stock Option Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.5†	Form of Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2021.
10.6†	Form of Performance Restricted Stock Unit Award for grants under the OptimizeRx Corporation 2021. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2021
10.7†	Employment Agreement with Marion Odence-Ford. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021.
10.8†	Amendment to Employment Agreement by and between the Company and Marion Odence-Ford dated February 28, 2022. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.9*†	Offer Letter by and between the Company and Edward Stelmakh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2021.
10.10†	OptimizeRx Corporation 2022 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022.
10.11	Agreement and Plan of Merger dated as of October 11, 2023 by and among OptimizeRx Corporation, Healthy Offers, Inc., the securityholders of Healthy Offers, Inc. who are party to the Agreement, and Michael Weintraub, not in his individual capacity, but solely in his capacity as the representative, agent and attorney-in-fact of the Securityholders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.12	Support Agreement, dated as of October 11, 2023 by and among the stockholders party thereto, OptimizeRx Corporation and Healthy Offers, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2023.

10.13	Financing Agreement, dated as of October 11, 2023, by and among OptimizeRx Corporation, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as collateral agent and administrative agent. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.14	Letter Agreement, dated as of October 11, 2023, OptimizeRx Corporation and Blue Torch Finance, LLC. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 16, 2023.
10.15	Common Stock Purchase Agreement dated October 24, 2023 by and among the Company and the Management Investors. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.
10.16	Amendment No. 1 to Financing Agreement, dated March 29, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2024.
10.17*†	Amended and Restated Employment Agreement by and between the Company and William J. Febbo dated April 12, 2024. Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10.18*†	Amended and Restated Employment Agreement by and between the Company and Stephen Silvestro dated April 12, 2024. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
10.19**†	Amended OptimizeRx Corporation Executive Severance Plan, dated March 7, 2025.
10.20	Amendment No. 1 to the OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024
10.21**	Amendment No. 2 to Financing Agreement, dated September 26, 2024.
10.22**	Amendment No. 3 to Financing Agreement, dated February 5, 2025.
10.23†	Separation and Advisory Agreement executed as of January 3, 2025 by and between the Company and William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025.
10.24†	Amended and Restated Employment Letter, dated as of March 7, 2025 by and between the Company and Stephen Silvestro Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.
19.1**	OptimizeRx Corporation Insider Trading Policy
21.1**	List of Subsidiaries
23.1**	Consent of UHY LLP
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	OptimizeRx Corporation Clawback Policy. Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

*	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
**	Provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ Stephen Silvestro
Stephen Silvestro
Title:	Chief Executive Officer
Date:	March 20, 2025

By:	/s/ Edward Stelmakh
Edward Stelmakh
Title:	Chief Financial Officer Chief Operations Officer
Date:	March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Silvestro	Chief Executive Officer (principal executive officer)	March 20, 2025
Stephen Silvestro

/s/ Edward Stelmakh	Chief Financial Officer and Chief Operations Officer (principal financial and accounting officer)	March 20, 2025
Edward Stelmakh

/s/ Lynn O’Connor Vos	Chairperson	March 20, 2025
Lynn O’Connor Vos

/s/ Patrick Spangler	Director	March 20, 2025
Patrick Spangler

/s/ James Lang	Director	March 20, 2025
James Lang

/s/ Greg Wasson	Director	March 20, 2025
Greg Wasson

/s/ Catherine Klema	Director	March 20, 2025
Catherine Klema