Form 10-Q
period 2025-03-31
OptimizeRx Corp
filed 2025-05-13
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,495,111 common shares as of May 6, 2025.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024;
3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$16,573	$13,380
Accounts receivable, net of allowance for credit losses of $335 at March 31, 2025 and December 31, 2024	32,720	38,212
Taxes receivable	113	—
Prepaid expenses and other	2,305	2,379
Total current assets	51,711	53,971
Property and equipment, net	150	150
Other assets
Goodwill	70,869	70,869
Patent rights, net	5,349	5,517
Technology assets, net	7,931	8,180
Tradename and customer relationships, net	31,226	31,819
Operating lease right of use assets	303	366
Security deposits and other assets	229	296
Total other assets	115,907	117,047
TOTAL ASSETS	$167,768	$171,168
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,300	$2,000
Accounts payable	3,381	2,156
Accrued expenses	9,277	8,486
Revenue share payable	1,743	5,053
Taxes payable	—	318
Current portion of lease liabilities	139	168
Deferred revenue	511	473
Total current liabilities	18,351	18,654
Non-current liabilities
Long-term debt, net	29,190	30,816
Lease liabilities, net of current portion	171	209
Deferred tax liabilities, net	3,786	4,491
Total liabilities	51,498	54,170
Commitments and contingencies (See Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,234,186 and 20,194,697 shares issued at March 31, 2025 and December 31, 2024, respectively	20	20
Treasury stock, $0.001 par value, 1,741,397 shares held at March 31, 2025 and December 31, 2024	(2)	(2)
Additional paid-in-capital	202,819	201,348
Accumulated deficit	(86,567)	(84,368)
Total stockholders’ equity	116,270	116,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,768	$171,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data, unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net revenue	$21,928	$19,690
Cost of revenues, exclusive of depreciation and amortization presented separately below	8,584	7,486
Gross profit	13,344	12,204

Operating expenses
General and administrative expenses	14,364	16,166
Depreciation and amortization	1,094	1,067
Total operating expenses	15,458	17,233
Loss from operations	(2,114)	(5,029)
Other income (expense)
Interest expense	(1,297)	(1,546)
Other income	39	—
Interest income	88	20
Total other expense, net	(1,170)	(1,526)
Loss before provision for income taxes	(3,284)	(6,555)
Income tax benefit (expense)	1,085	(344)
Net loss	$(2,199)	$(6,899)
Weighted average number of shares outstanding – basic	18,470,808	18,170,108
Weighted average number of shares outstanding – diluted	18,470,808	18,170,108
Loss per share – basic	$(0.12)	$(0.38)
Loss per share – diluted	$(0.12)	$(0.38)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2025	20,194,697	$20	(1,741,397)	$(2)	$201,348	$(84,368)	$116,998

Stock based compensation expense
Options	—	—	—	—	579	—	579
Restricted stock	—	—	—	—	979	—	979
Issuance of common stock
For restricted stock units vested	39,489	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	(2,199)	(2,199)

Balance March 31, 2025	20,234,186	$20	(1,741,397)	$(2)	$202,819	$(86,567)	$116,270

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2024	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553

Stock based compensation expense
Options	—	—	—	—	1,353	—	1,353
Restricted stock	—	—	—	—	1,671	—	1,671
Issuance of common stock
For restricted stock units vested	22,200	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	(6,899)	(6,899)

Balance March 31, 2024	19,921,879	$20	(1,741,397)	$(2)	$193,677	$(71,157)	$122,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(2,199)	$(6,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,094	1,067
Stock-based compensation	1,558	3,024
Bad debt expense	—	132
Amortization of debt issuance costs	174	182
Changes in:
Accounts receivable	5,492	6,373
Prepaid expenses and other assets	74	800
Accounts payable	1,225	(562)
Revenue share payable	(3,310)	(2,692)
Accrued expenses and other liabilities	854	(362)
Taxes receivable and payable	(431)	323
Deferred tax liabilities	(705)	—
Deferred revenue	38	732
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,864	2,118

INVESTING ACTIVITIES:
Purchase of property and equipment	(27)	(32)
Capitalized software development costs	(57)	(121)
NET CASH USED IN INVESTING ACTIVITIES	(84)	(153)

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(87)	(140)
Repayment of long-term debt	(500)	(500)
NET CASH USED IN FINANCING ACTIVITIES	(587)	(640)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,193	1,325
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,380	13,852
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,573	$15,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,121	$1,350
Cash paid for income taxes	$—	$21
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
We are a digital healthcare technology company that connects over two million HCPs and millions of their patients through an intelligent technology platform embedded within a proprietary omnichannel network. OptimizeRx helps life science organizations engage and support their customers through our combined HCP and DTC marketing strategies.
The condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2025, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of that date. We operate a single reporting segment and, accordingly, use our consolidated net income as our measure of profit and loss and it is not presented separately here.
Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 20, 2025 (“Form 10-K”).
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
Segment Reporting
We operate in one reportable segment and use consolidated net income as our measure of segment profit and loss. Overall, our business involves connecting life science companies to patients and providers. We have a common customer base of life sciences customers geographically located in the U.S. for all of our solutions, which primarily focus on all communications between our life sciences customers and with healthcare providers or patients. We do not prepare separate internal income statements by solution as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”). The CODM allocates resources and assesses performance of the business and other activities at the operating segment level. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Condensed Consolidated Statement of Operations as consolidated net income (loss). The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
The CODM uses consolidated net income (loss) to evaluate income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation. The CODM also regularly reviews the Condensed Consolidated Statement of Operations for segment expenses, of which the significant expenses are related to cost of revenues, exclusive of depreciation and amortization, and operating expenses. Since we operate as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
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
The Company's carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, approximate their fair values due to their short maturities.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, “Investments - Equity Securities”, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At March 31, 2025 and December 31, 2024, we have recorded $8,391 and $8,300, respectively, of money market funds at approximate fair value.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 4 - CAPITALIZED SOFTWARE COSTS
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the condensed consolidated statements of operations. Amortization of capitalized internal use software expense for the three months ended March 31, 2025 and 2024 was $91 and $71, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $378 and $320 at March 31, 2025 and December 31, 2024, respectively.
NOTE 5 - LONG-TERM DEBT
Long-term debt, net comprised of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Term loan, due in 2027	$33,790	$34,290
Less: current portion of long-term debt	(3,300)	(2,000)
Less: unamortized issuance costs	(1,300)	(1,474)
Long-term debt, net	$29,190	$30,816
On October 11, 2023, the Company entered into a Financing Agreement (the “Financing Agreement”) which provided for a term loan (the “Term Loan”) of $40 million, the net proceeds of which were used to partially finance the Medicx Health transaction. In connection with the Term Loan the Company incurred issuance costs of approximately $2,270, which were capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the three months ended March 31, 2025 and March 31, 2024 was $174 and $182, respectively.
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
In addition, the Company is required to make a mandatory prepayment on March 31, of each year, commencing with 2025, equivalent to Excess Cash Flow multiplied by a percentage factor of 25%, if the leverage ratio is 3.60 to 1.00 or less, 50% if the leverage ratio is greater than 3.60 to 1.00 or less than or equal; to 4.10 to 1.00 and 75%, if the leverage ratio is greater than 4.10 to 1.00. Excess Cash Flow is defined in the Financing Agreement as Consolidated EBITDA for the previous fiscal year less scheduled principal and interest payments, capital expenditure, cash taxes and any cash expenses/gains

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 5 – LONG-TERM DEBT (CONTINUED)
added back to net income in the calculation of Consolidated EBITDA, adjusted for any increase/decrease in working capital during the fiscal year.
During the three months ended March 31, 2025 and March 31, 2024, the Company made total principal repayments of $0.5 million.
At the Company’s option the Term Loan, or any portion thereof bears interest at either:
a.The greater of (a) 4.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the one month Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 26.161 basis point and 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate”, plus an Applicable Margin of 7.5%; or
b.Three-month SOFR plus an adjustment of 26.161 basis points and an Applicable Margin of 8.5%
As of March 31, 2025, the Term Loan bears interest at 13.1%, with an effective interest rate of 15.5% for the three months ended March 31, 2025, including the impact of the amortization of debt issuance costs.
The Term Loan requires the Company to maintain certain maximum leverage ratios and Liquidity (as defined in the Financing Agreement), of at least $5.0 million.
The Company was in compliance with its financial covenants as of March 31, 2025.
The Term Loan contains customary events of default, which include, (subject to, in certain circumstances to grace and cure periods), non-payment of principal and interest, non-compliance with certain covenants, commencement of bankruptcy proceedings and a change in control.
Payments due on the Term Loan in each of the next three years subsequent to March 31, 2025, are as follows:

As of March 31, 2025

2025 (remainder)	$1,500
2026	2,000
2027	30,290
$33,790
NOTE 6 – LEASES
We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as Operating lease right-of-use assets and Operating lease liabilities.
For the three months ended March 31, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$62	$62
Short-term lease cost	—	1
Total lease cost	$62	$63

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 6 – LEASES (CONTINUED)

The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next four fiscal years and thereafter:

As of March 31, 2025

2025 (remainder)		$119
2026		112
2027		64
2028		45
2029		—
Thereafter	—	—
Total	—	340
Less: discount	—	30
Total lease liabilities	$—	$310
As of March 31, 2025, operating lease payments excludes approximately $269 of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.
The weighted average remaining lease term at March 31, 2025 for the operating leases is 2.6 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 6.01%. Cash paid for amounts included in the measurement of lease liabilities was $60 and $54 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, payments on lease obligations were $68 and $65, respectively, and amortization on the right of use assets was $62 and $51, respectively.
NOTE 7 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of March 31, 2025. No shares were issued or outstanding in either 2025 or 2024.
Common Stock
The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of March 31, 2025. There were 18,492,789 and 18,453,300 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Incentive Plan (the “2013 Plan”) and our 2021 Equity Incentive Plan (“2021 Plan”). The Company issued 39,489 shares of common stock in the three months ended March 31, 2025, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the three months ended March 31, 2025, 14,038 shares, valued at $87, were surrendered and subsequently cancelled.
During the three months ended March 31, 2024, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Plan and our 2021 Plan. The Company issued 22,200 shares of common stock in the three months ended March 31, 2024, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the three months ended March 31, 2024, 9,423 shares valued at $140 were surrendered in connection with the net withhold settlement method and were subsequently cancelled.

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
During each of the quarters ended March 31, 2025 and March 31, 2024, the Company did not repurchase any of its outstanding shares of common stock.
NOTE 8 – STOCK BASED COMPENSATION
The Company sponsors two stock-based incentive compensation plans.
The first plan is known as the 2013 Plan and was established by the Board of Directors of the Company in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended plan was approved by stockholders. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. A total of 191,845 shares of common stock underlying options and 4,000 shares of common stock underlying restricted stock unit awards were outstanding at March 31, 2025. At March 31, 2025, there were no shares available for grant under the 2013 Plan.
In 2021, the Company adopted a new plan known as the 2021 Plan. The plan was established by the Board of Directors and approved by stockholders in August 2021. On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for awards under the 2021 Plan by 1,950,000 shares for a total of 4,450,000 shares. A total of 1,500,037 shares of common stock underlying options and 614,465 shares of common stock underlying restricted stock unit awards were outstanding at March 31, 2025. At March 31, 2025, 1,183,398 shares were available for grant under the 2021 Plan.
Stock Options
The compensation expense that has been charged against income related to options for the three months ended March 31, 2025 and 2024 was $579 and $1,353, respectively. There is $2,897 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 2 years. The total intrinsic value of outstanding options at March 31, 2025 was $2,394. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
During 2022, the Company granted certain performance-based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 in expense related to these options recorded during the quarter ended March 31, 2025. There was no expense related to these options for the three months ended March 31, 2024.
Restricted Stock Units
The Company recorded $979 and $1,671 in compensation expense related to restricted stock units for the three months ended March 31, 2025 and March 31, 2024, respectively. A total of $3,996 remains to be recognized at March 31, 2025 over a weighted average period of 1.81 years.
During 2022, the Company granted certain performance-based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 in expense related to these restricted stock units recorded during the quarter ended March 31, 2025. There was no expense related to these restricted stock units recorded for the three months ended March 31, 2024.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)
Non-employee Directors Compensation
The director's compensation program calls for the grant of restricted stock units with a one year vesting period. There was $173 and $199 included in the compensation expense discussed above related to director's compensation for the three months ended March 31, 2025 and March 31, 2024, respectively.
Equity Award Modification
On April 16, 2023, the Compensation Committee approved a grant to the Company’s then CEO of 86,685 restricted stock units and 161,698 stock options with a grant date fair value of $2,500 to vest over a three year period. Concurrently, the then CEO forfeited his October 2021 grant of 182,398 market-based restricted stock units. The forfeiture and accompanying grant were considered an equity modification according to ASC 718, Compensation-Stock Compensation (“ASC 718”). The additional compensation value created by the termination and issuance of new equity awarded, as measured using a Monte Carlo simulation, was approximately $1,900 in total. Under ASC 718 this results in a non-cash expense in current and future periods to be recognized over a three-year period. These expense values are reflected and included in the option and restricted stock expense values discussed above. At December 31, 2024, the remaining expense of $1,556 related to the October 2021 grant of market-based restricted stock units was accelerated upon the departure of the CEO. The expense for unvested stock-options and restricted stock units related to the April 2023 grant was reversed.
NOTE 9 – REVENUES
Under ASC Topic 606, Revenue from Contracts with Customers, recognition of revenue requires evidence of a contract, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue. These steps are: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied.
Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of ePrescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers. The Company also generates revenue through data subscriptions. Data subscriptions can be contracted on a stand alone basis or as a complement to content delivery. Additional services include set up, and reporting. We consider these services to be complimentary to the primary performance obligation and recognized through performance of delivery of content or data.
We have certain contracts which are satisfied at a point in time, primarily for consulting projects or NPI data target lists. For such contracts, we recognize revenue upon delivery of the related data, study or report.
The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services. The net contract balance for contracts in progress at March 31, 2025 and December 31, 2024, was $35,342 and $4,288, respectively. The outstanding performance obligations are expected to be satisfied during the year ending December 31, 2025.
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 9 - REVENUES (CONTINUED)

December 31, 2024 and during the first three months of 2025, there were two contracts with customers that included a rebate clause.
As the content is distributed through the platform and network of channel partners (a transaction), these transactions are recorded, and revenue is recognized over time as the distributions occur. Revenue for transactions can be realized based on a price per message, a price per redemption, as a flat fee occurring over a period of time, or upon completion of the program, depending on the client contract. The Company recognizes setup fees that are required for integrating client offerings and campaigns into the rule-based content delivery system and network over the life of the initial program, based either on time, or units delivered, depending upon which is most appropriate in the specific contract. Should a program be cancelled before completion, the balance of set up revenue is recognized at the time of cancellation, as set up fees are nonrefundable. Additionally, the Company also recognizes revenue for providing program performance reporting and maintenance. This reporting revenue is recognized over time as the messages are delivered. Program design, which is the design of the content delivery program, and related consulting services are recognized as services are performed.
In some instances, we license certain of our software applications in arrangements that do not include other performance obligations. In those instances, we record license revenue when the software is delivered for use to the licensee. In instances where our contracts included Software as a Service, the revenue is recognized over the subscription period as services are delivered to the customer.
In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the HCP marketing business and customer base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that the Company receives. In instances where the Company resells these messaging solutions and has all financial risk and significant operation input and risk, the Company records the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales. The amount of revenue recognized as an agent on a net basis was $3,373 and $2,625 for the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under our revenue recognition policy. Deferred revenue was $511 and $473 as of March 31, 2025 and December 31, 2024, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity for the deferred revenue account:

	Three Months Ended March 31,
	2025	2024
Balance January 1	$473	$172
Revenue recognized	(2,989)	(3,229)
Amount collected	3,027	3,961
Balance March 31	$511	$904
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

NOTE 9 - REVENUES (CONTINUED)

solution architect design, and other solutions is recognized at a point in time upon delivery to customers. A break down is set forth in the table below.

	Three Months Ended March 31,
	2025	2024
Revenue recognized over time	$21,782	$16,925
Revenue recognized at a point in time	146	2,765
Total Revenue	$21,928	$19,690
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
The following is a summary of changes in the allowance for credit losses for the:

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$335	$239
Provision for credit losses	—	132
Write-offs	—	—
Balance at March 31,	$335	$371
From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $4,240 and $3,241 at March 31, 2025 and December 31, 2024, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.
Related Party Transactions
Related party transactions include transactions between the Company and its stockholders, management, or affiliates. The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO, in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents Rights on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.
Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers from which we generate revenue, such as agencies or resellers. During the three months ended March 31, 2025 and March 31, 2024, we have recognized $242 and $72, respectively, in revenue from

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 9 - REVENUES (CONTINUED)

contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.
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
The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(2,199)	$(6,899)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	18,470,808	18,170,108
Effect of dilutive stock options, warrants, and stock grants	—	—
Diluted	18,470,808	18,170,108

Net loss per share
Basic	$(0.12)	$(0.38)
Diluted	$(0.12)	$(0.38)
The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended March 31,
Weighted average number of shares for the periods ended	2025	2024
Options	—	22,522
Unvested restricted stock unit awards	108,204	83,237
Total	108,204	105,759
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)
course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.
Commitments
From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of March 31, 2025, the Company had commitments for future minimum payments of $16.6 million that will be reflected in cost of revenues during the years from 2025 through 2029. Minimum payments are due in the remainder of 2025 and fiscal 2026 and 2027 in the amounts of $10.9 million, $4.1 million and $1.6 million, respectively.
NOTE 12 – INCOME TAXES
The Company reported a benefit from income taxes of $1,085 for the three months ended March 31, 2025, representing an effective tax rate of 33.0%. The effective tax rate for the three months ended March 31, 2025 reflects the impact of certain permanent items and discrete items for the quarter related to projected decreases in our valuation allowance and to stock based compensation. There was no provision for or benefit from taxes in the three months ended March 31, 2025 in the jurisdictions of Croatia and Israel, as the Company carried a full valuation allowance against our net deferred tax assets due to our history of losses.
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent results of operations. On the basis of this evaluation, as of the quarter ended March 31, 2025, the valuation allowance has been reduced to $2.9 million to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
The Company reported a provision for income taxes of $344 for the three months ended March 31, 2024, representing an effective tax rate of 5.2%. The effective tax rate for the three months ended March 31, 2024 reflects the impact of certain permanent items, projected increases in our valuation allowance during the year and discrete items for the quarter related to stock based compensation.
As discussed in our annual report on Form 10-K for the year ended December 31, 2024, we had net operating loss carry-forwards for federal income tax purposes of approximately $11.6 million as of December 31, 2024.
NOTE 13 – SUBSEQUENT EVENTS
None.

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
Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: our history of losses, seasonal trends in the pharmaceutical brand marketing industry; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our solutions may be more difficult and expensive and take longer than expected; the inability to offer high-quality customer support for our solutions; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms and electronic health record systems, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition targets, complete acquisitions, or integrate acquisitions successfully; acquisition activities may disrupt ongoing business and may involve increased expenses; inability to realize the financial and strategic goals contemplated at the time of a transaction; inability to realize any synergies or other anticipated benefits of an acquisition or that such synergies or benefits may take longer than anticipated to be realized; risk that the integration with an acquired entity may be more costly or difficult than expected; impairment charges for goodwill or other long-lived assets may need to be recognized or increased if we lose a major customer, experience a decline in our common stock price, or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology; inability to comply with the restrictions in our credit agreement; inability to generate sufficient cash to service debt and fund other obligations; inability to raise capital to grow business on favorable terms or at all; inability to attract and retain senior management and other key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; lack of a consistent active trading market for our common stock; volatility in the market price of our common stock; and the failure to remediate the identified material weakness or any other material weaknesses identified in the future.
The risks and uncertainties included here are not exhaustive. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.
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
Key Performance Indicators
We monitor the following key performance indicators to help us evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions. We have updated the definition of “top 20 pharmaceutical manufacturers” in our key performance indicators to be based upon Fierce Pharma's most updated list of “The top 20 pharma companies by 2024 revenue”. We previously used “The top 20 pharma companies by 2023 revenue”. As a result of this change, prior periods have been restated for comparative purposes.

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by 20, representing the aforementioned pharmaceutical manufacturers highlighted on that list. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in the twelve months ended March 31, 2025, as compared to the twelve months ended March 31, 2024, is primarily the result of stronger DTC and DAAP related revenue streams (in thousands).

	Rolling Twelve Months Ended March 31,
	2025	2024
Average revenue per top 20 pharmaceutical manufacturer	$2,960	$2,592
Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. This decrease in our total revenue attributable to top 20 pharmaceutical manufacturers, in conjunction with the increase in average revenue per top 20 pharmaceutical manufacturer discussed above, is reflective of the onboarding and growth of other customers that are not top 20 pharmaceutical manufacturers and not a decrease in our activity with top 20 pharmaceutical manufacturers.

	Rolling Twelve Months Ended March 31,
	2025	2024
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	63%	66%
Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. Net revenue retention for the period ending March 31, 2024, benefited from revenue related to the acquisition of Medicx Health, as the acquisition was not consummated during the prior year period. This benefit did not exist in the period ending March 31, 2025 which made for a more challenging year over year comparison.

	Rolling Twelve Months Ended March 31,
	2025	2024
Net revenue retention	114%	116%
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

	Rolling Twelve Months Ended March 31,
	2025	2024
Revenue per average full-time employee	$710	$641
Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025		2024
Net revenue	$21,928	100.0%	$19,690	100.0%
Cost of revenues	8,584	39.1%	7,486	38.0%
Gross profit	13,344	60.9%	12,204	62.0%
Operating expenses	15,458	70.5%	17,233	87.5%
Loss from operations	(2,114)	(9.6)%	(5,029)	(25.5)%
Other expense	(1,170)	(5.3)%	(1,526)	(7.8)%
Loss before provision for income taxes	(3,284)	(15.0)%	(6,555)	(33.3)%
Income tax benefit (expense)	1,085	4.9%	(344)	(1.7)%
Net loss	$(2,199)	(10.0)%	$(6,899)	(35.0)%
* Balances and percentage of net revenue information may not add due to rounding
Net Revenues
Our net revenue increased 11% to $21,928 for the three months ended March 31, 2025 from $19,690 from the same period in 2024. The increase in net revenue was a result of the growth of DTC and DAAP related sales.
Cost of Revenues
Our cost of revenues, composed primarily of revenue-share expense paid to our channel partners increased for the three months ended March 31, 2025 to $8,584 compared to $7,486 for the same period of 2024. Our cost of revenues as a percentage of revenue increased to approximately 39% for the three months ended March 31, 2025 from approximately 38% for the three months ended March 31, 2024. This increase in cost of revenues as a percentage of revenues was a primarily result of solution and channel partner mix.
Gross Margin
Our gross margin, which is the difference between our revenues and our cost of revenues, divided by our revenues, decreased for the three months ended March 31, 2025 compared to the same period of 2024, primarily due to product and channel partner mix.
Operating Expenses
Operating expenses decreased to approximately $15,458 for the three months ended March 31, 2025 from approximately $17,233 for the same period in 2024, a decrease of approximately 10%. The detail by major category is reflected in the next table (in thousands).

	Three Months Ended March 31,
	2025	2024
Stock-based compensation	$1,558	$3,024
Depreciation and amortization	1,094	1,067
Other general and administrative expenses	12,806	13,142
Total operating expense	$15,458	$17,233
Stock-based compensation decreased to $1,558 for the three months ended March 31, 2025 from $3,024 for the three months ended March 31, 2024. The decrease was a result of the lower grant date fair value of awards due to declines in the Company’s stock price as well as a decrease in the quantity of awards vesting.
Depreciation and amortization increased to $1,094 for the three months ended March 31, 2025 from $1,067 for the three months ended March 31, 2024. The increase was a result of the additional amortization associated with capitalized labor for internal software development.
Other general and administrative expenses decreased to $12,806 for the three months ended March 31, 2025 from $13,142 for the three months ended March 31, 2024. This decrease is primarily a result of a decrease of $297 in integration incentives costs.
Other income (expense)
Interest expense decreased to $1,297 for the three months ended March 31, 2025 from $1,546 for the three months ended March 31, 2024 and represents interest charges on our Term Loan, together with the amortization of the related issuance costs. The decrease is primarily a result of the decrease in the interest rate on the Term Loan and a lower average principal balance for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Interest income increased to $88 for the three months ended March 31, 2025 from $20 for the three months ended March 31, 2024. The increase was a result of higher interest rates in our money market fund compared to the same period in 2024.
Income tax benefit (expense)
Income tax benefit was approximately $1,085, or an effective rate of 33.0%, for the three months ended March 31, 2025. Income tax expense was approximately $344, or an effective rate of 5.2%, for the three months ended March 31, 2024. For further information, see Part I, Item I. Financial Statements; Note 12 — Income Taxes in the Condensed Consolidated Financial Statements.
Net income (loss)
We had a net loss of approximately $(2,199) for the three months ended March 31, 2025, as compared to a net loss of approximately $(6,899) during the same period in 2024. The reasons and specific components associated with the change are discussed above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. In addition, on October 11, 2023, the Company entered into a Term loan of $40.0 million in order to partially fund the acquisition of Medicx Health. As of March 31, 2025, the total principal balance outstanding on the Term loan was approximately $33.8 million and we were in compliance with all of the financial covenants of the Term loan.
As of March 31, 2025, we had total current assets of approximately $51.7 million, compared with current liabilities of approximately $18.4 million, resulting in working capital of approximately $33.3 million and a current ratio of approximately 2.8 to 1. This represents a decrease from our working capital of approximately $35.3 million and an increase from the current ratio of 3.0 to 1 at December 31, 2024.

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
Cash Flows
Following is a table with summary data from the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, as presented (in thousands).

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$3,864	$2,118
Net cash used in investing activities	(84)	(153)
Net cash used in financing activities	(587)	(640)
Net increase in cash and cash equivalents	$3,193	$1,325
Our operating activities provided $3,864 during the three months ended March 31, 2025, compared with $2,118 in the same period in 2024. The net increase in net cash provided by operating activities was mainly attributable to a $4,700 decrease in net loss. This was partially offset by a $1,466 decrease in noncash expense related to stock based compensation, a $881 decrease in cash flows from accounts receivable and a $754 decrease in cash flows from taxes receivable and payable.
Investing activities used $84 for the three months ended March 31, 2025, compared with $153 in the same period in 2024. The decrease in net cash used in investing activities was mainly attributed to capitalization of internally developed software.
Financing activities used $587 during the three months ended March 31, 2025, compared with $640 in the same period in 2024. The decrease in net cash used for financing activities was primarily related to the decrease in payments of withholding taxes on behalf of employees vesting in restricted stock units.
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
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K). The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2024 Annual Report on Form 10-K.
Our critical accounting estimates are described in Management’s Discussion and Analysis included in the 2024 Annual Report on Form 10-K.
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
Off Balance Sheet Arrangements
From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of March 31, 2025, the Company had commitments with channel partners for future minimum payments of $16.6 million that will be reflected in cost of revenues during the remainder of 2025 and years from 2026 through 2029. See Part I, Item 2. Financial Statements; Note 11 – Commitments and Contingencies.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to a previously identified material weakness in our internal control over financial reporting related to controls to ensure that data received from third-party service organizations were complete and accurate.
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
Management, with oversight from the Audit Committee of our Board of Directors, is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. These remediation efforts, summarized below, are intended to both address the identified material weakness and to enhance our overall financial control environment. Management is in the process of fully implementing process and control improvements to address the above material weakness previously identified as follows:

a.The Company requires each third-party service organization to provide us, at least annually, a SOC-1 Type 2 report, with adequate controls to ensure the data we receive are complete and accurate. We rely upon a SOC-1 Type 2 report from the service organizations attesting to the vendor’s internal controls.
b.If a SOC-1 Type 2 report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through inquiry and substantive testing of such third-party’s control environment to ensure the data we receive are complete and accurate.
c.If we are unable to obtain a valid SOC-1 Type 2 report or perform substantive testing of such third-party’s control environment, the Company implements a thirty-party qualification and program triaging process, which could include modifying customer contracts, limiting the volume of activity with those third-parties, and establishing other controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.
To further execute on its remediation efforts of the material weakness, management took the following additional steps:
a.    Hired a Senior Vice President of internal controls and engaged a third-party consulting firm.
b.    Developed a framework to assess whether data received from third-party service organizations were complete and accurate.
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
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A: Risk Factors
There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 2. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the first quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Amended OptimizeRx Corporation Executive Severance Plan, dated March 7, 2025. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.2	Amendment No. 3 to Financing Agreement, dated February 5, 2025. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
10.3
Separation and Advisory Agreement executed as of January 3, 2025 by and between the Company and William J. Febbo. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2025.

10.4
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

OptimizeRx Corporation
Date: May 13, 2025
	By:	/s/ Stephen Silvestro
Stephen Silvestro
	Title:	Chief Executive Officer

OptimizeRx Corporation
Date: May 13, 2025
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer