Form 10-Q
period 2025-06-30
OptimizeRx Corp
filed 2025-08-08
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,565,033 common shares as of July 25, 2025.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024;
3	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$16,585	$13,380
Accounts receivable, net of allowance for credit losses of $260 and $335 at June 30, 2025 and December 31, 2024, respectively	33,512	38,212
Taxes receivable	646	—
Prepaid expenses and other assets	3,337	2,379
Total current assets	54,080	53,971
Property and equipment, net	134	150
Other assets
Goodwill	70,869	70,869
Patent rights, net	5,181	5,517
Technology assets, net	7,677	8,180
Tradename and customer relationships, net	30,634	31,819
Operating lease right of use assets	528	366
Security deposits and other assets	162	296
Total other assets	115,051	117,047
TOTAL ASSETS	$169,265	$171,168
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,300	$2,000
Accounts payable	1,982	2,156
Accrued expenses	12,491	8,486
Revenue share payable	2,591	5,053
Taxes payable	—	318
Current portion of lease liabilities	209	168
Deferred revenue	484	473
Total current liabilities	21,057	18,654
Non-current liabilities
Long-term debt, net	25,127	30,816
Lease liabilities, net of current portion	339	209
Deferred tax liabilities, net	3,458	4,491
Total liabilities	49,981	54,170
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,297,388 and 20,194,697 shares issued at June 30, 2025 and December 31, 2024, respectively	20	20
Treasury stock, $0.001 par value, 1,741,397 shares held at June 30, 2025 and December 31, 2024	(2)	(2)
Additional paid-in-capital	204,301	201,348
Accumulated deficit	(85,035)	(84,368)
Total stockholders’ equity	119,284	116,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,265	$171,168
    The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net revenue	$29,195	$18,812	$51,123	$38,502
Cost of revenues, exclusive of depreciation and amortization presented separately below	10,560	7,108	19,144	14,595
Gross profit	18,635	11,704	31,979	23,907

Operating expenses
General and administrative expenses	14,372	14,380	28,736	30,545
Depreciation and amortization	1,074	1,073	2,168	2,140
Total operating expenses	15,446	15,453	30,904	32,685
Income (loss) from operations	3,189	(3,749)	1,075	(8,778)
Other income (expense)
Interest expense	(1,603)	(1,528)	(2,899)	(3,074)
Other income	37	75	76	75
Interest income	90	106	177	125
Total other expense, net	(1,476)	(1,347)	(2,646)	(2,874)
Income (loss) before provision for income taxes	1,713	(5,096)	(1,571)	(11,652)
Income tax benefit (expense)	(181)	1,088	904	744
Net income (loss)	$1,532	$(4,008)	$(667)	$(10,908)
Weighted average number of shares outstanding – basic	18,510,834	18,257,879	18,490,931	18,213,992
Weighted average number of shares outstanding – diluted	19,015,496	18,257,879	18,490,931	18,213,992
Income (loss) per share – basic	$0.08	$(0.22)	$(0.04)	$(0.60)
Income (loss) per share – diluted	$0.08	$(0.22)	$(0.04)	$(0.60)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2025	20,194,697	$20	(1,741,397)	$(2)	$201,348	$(84,368)	$116,998

Stock based compensation expense
Options	—	—	—	—	579	—	579
Restricted stock	—	—	—	—	979	—	979
Issuance of common stock
For restricted stock units vested	39,489	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	(2,199)	(2,199)

Balance March 31, 2025	20,234,186	$20	(1,741,397)	$(2)	$202,819	$(86,567)	$116,270

Stock based compensation expense
Options	—	—	—	—	573	—	573
Restricted stock	—	—	—	—	915	—	915
Issuance of common stock
For restricted stock units vested	63,202	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	1,532	1,532

Balance June 30, 2025	20,297,388	$20	(1,741,397)	$(2)	$204,301	$(85,035)	$119,284

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

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(667)	$(10,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,168	2,140
Stock-based compensation	3,046	5,926
Bad debt expense	—	132
Amortization of debt issuance costs	611	365
Changes in:
Accounts receivable	4,700	11,600
Prepaid expenses and other assets	(958)	(1,457)
Accounts payable	(174)	752
Revenue share payable	(2,462)	(3,412)
Accrued expenses and other liabilities	4,138	(2,264)
Operating lease liabilities	9	—
Deferred tax liabilities	(1,033)	—
Taxes receivable and payable	(964)	(855)
Deferred revenue	11	881
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,425	2,900

INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(77)
Capitalized software development costs	(91)	(161)
NET CASH USED IN INVESTING ACTIVITIES	(128)	(238)

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(92)	(555)
Repayment of long-term debt	(5,000)	(1,000)
NET CASH USED IN FINANCING ACTIVITIES	(5,092)	(1,555)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,205	1,107
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,380	13,852
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,585	$14,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,288	$2,710
Cash paid for income taxes	$1,087	$110
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
The condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2025, and our results of operations, changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of that date. We operate a single reporting segment and, accordingly, use our consolidated net income as our measure of profit and loss and it is not presented separately here.
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
The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, “Investments - Equity Securities”, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, we have recorded $8,481 and $8,300, respectively, of money market funds at approximate fair value.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 4 – CAPITALIZED SOFTWARE COSTS
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the condensed consolidated statements of operations. Amortization of capitalized internal use software expense for the three and six months ended June 30, 2025 and 2024 was $73 and $164 and $71 and $141, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $411 and $320 at June 30, 2025 and December 31, 2024, respectively.
NOTE 5 – LONG-TERM DEBT
Long-term debt, net comprised of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Term loan, due in 2027	$29,290	$34,290
Less: current portion of long-term debt	(3,300)	(2,000)
Less: unamortized issuance costs	(863)	(1,474)
Long-term debt, net	$25,127	$30,816
On October 11, 2023, the Company entered into a Financing Agreement (the “Financing Agreement”) which provided for a term loan (the “Term Loan”) of $40 million, the net proceeds of which were used to partially finance the Medicx Health transaction. In connection with the Term Loan the Company incurred issuance costs of approximately $2,270, which were capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the three and six months ended June 30, 2025 and 2024 was $437 and $611 and $182 and $365, respectively.
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
In addition, the Company is required to make a mandatory prepayment on March 31, of each year, commencing with 2025, equivalent to Excess Cash Flow multiplied by a percentage factor of 25%, if the leverage ratio is 3.60 to 1.00 or less, 50% if the leverage ratio is greater than 3.60 to 1.00 or less than or equal; to 4.10 to 1.00 and 75%, if the leverage ratio is greater than 4.10 to 1.00. Excess Cash Flow is defined in the Financing Agreement as Consolidated EBITDA for the previous fiscal year less scheduled principal and interest payments, capital expenditure, cash taxes and any cash expenses/gains

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 5 - LONG-TERM DEBT (CONTINUED)

added back to net income in the calculation of Consolidated EBITDA, adjusted for any increase/decrease in working capital during the fiscal year.
During the three and six months ended June 30, 2025 and 2024, the Company made total principal repayments of $4.5 million and $5.0 million and $0.5 million and $1.0 million, respectively.
At the Company’s option the Term Loan, or any portion thereof bears interest at either:
a.The greater of (a) 4.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the one month Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 26.161 basis point and 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate”, plus an Applicable Margin of 7.5%; or
b.Three-month SOFR plus an adjustment of 26.161 basis points and an Applicable Margin of 8.5%
As of June 30, 2025, the Term Loan bears interest at 13.1%, with an effective interest rate of 19.6% for the three months ended June 30, 2025 and an effective interest rate of 17.3% for the six months ended June 30, 2025, including the impact of the amortization of debt issuance costs.
The Term Loan requires the Company to maintain certain maximum leverage ratios and Liquidity (as defined in the Financing Agreement), of at least $5.0 million.
The Company was in compliance with its financial covenants as of June 30, 2025.
The Term Loan contains customary events of default, which include, (subject to, in certain circumstances to grace and cure periods), non-payment of principal and interest, non-compliance with certain covenants, commencement of bankruptcy proceedings and a change in control.
Payments due on the Term Loan in each of the next three years subsequent to June 30, 2025, are as follows:

As of June 30, 2025

2025 (remainder)		$1,000
2026		2,000
2027		26,290
	$—	$29,290
NOTE 6 – LEASES
We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as Operating lease right-of-use assets and Operating lease liabilities.
For the three and six months ended June 30, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$60	$62	$122	$124
Short-term lease cost	—	—	—	1
Total lease cost	$60	$62	$122	$125

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 6 – LEASES (CONTINUED)

The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next three fiscal years:

As of June 30, 2025

2025 (remainder)		$115
2026		213
2027		169
2028		106
Total	—	603
Less: discount	—	55
Total lease liabilities	$—	$548
The weighted average remaining lease term at June 30, 2025 for the operating leases is 2.81 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 6.91%. Cash paid for amounts included in the measurement of lease liabilities was $100 and $109 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, payments on lease obligations were $114 and $127, respectively, and amortization on the right of use assets was $122 and $113, respectively.
NOTE 7 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of June 30, 2025. No shares were issued or outstanding in either 2025 or 2024.
Common Stock
The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of June 30, 2025. There were 18,555,991 and 18,453,300 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at June 30, 2025 and December 31, 2024, respectively.
During each of the quarters ended March 31, 2025 and June 30, 2025, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Incentive Plan (the “2013 Plan”) and our 2021 Equity Incentive Plan (“2021 Plan”). The Company issued 39,489 and 63,202 shares of common stock, respectively, in the quarters ended March 31, 2025 and June 30, 2025, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the six months ended June 30, 2025, 14,552 shares, valued at $93, were surrendered and subsequently cancelled.
During the quarters ended March 31, 2024 and June 30, 2024, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Plan and our 2021 Plan. The Company issued 22,200 and 140,028 shares of common stock, respectively, in the quarters ended March 31, 2024 and June 30, 2024, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the six months ended June 30, 2024, 48,281 shares, valued at $555, were surrendered in connection with the net withhold settlement method, and were subsequently cancelled.
Treasury Stock
During the quarter ended March 31, 2023, the Company's Board of Directors (the “Board”) authorized a share repurchase program, under which the Company could repurchase up to $15.0 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three and six months ended June 30, 2025 and 2024, the Company did not repurchase any of its outstanding shares of common stock.
NOTE 8 – STOCK BASED COMPENSATION
The Company sponsors two stock-based incentive compensation plans.
In June 2013, the Board approved and adopted, and the Company’s stockholders approved, the OptimizeRx Corporation 2013 Incentive Plan, which was subsequently amended and approved in 2016, 2018, 2019, and 2020 (the “2013 Incentive Plan”). The 2013 Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. In connection with the adoption of a new incentive plan in 2021, the Company froze the 2013 Incentive Plan. A total of 184,345 shares of common stock underlying options and 4,000 shares of common stock underlying restricted stock unit awards were outstanding under the 2013 Incentive Plan at June 30, 2025. At June 30, 2025, there were no shares available for grant under the 2013 Incentive Plan.
In 2021, the Board approved and adopted the OptimizeRx Corporation 2021 Equity Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan was approved by stockholders in August 2021. On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2021 Incentive Plan to increase the number of shares of common stock available for awards under the 2021 Incentive Plan by 1,950,000 shares for a total of 4,450,000 shares. A total of 1,598,154 shares of common stock underlying options and 667,482 shares of common stock underlying restricted stock unit awards were outstanding under the 2021 Incentive Plan at June 30, 2025. At June 30, 2025, 1,587,977 shares were available for grant under the 2021 Incentive Plan.
Stock Options
The compensation expense that has been charged against income related to options for the three and six months ended June 30, 2025 and 2024 was $573 and $1,152 and $1,149 and $2,502, respectively. There is $3,027 of remaining expense related to unvested options to be recognized in the future over a weighted average period of 2.13 years. The total intrinsic value of outstanding options at June 30, 2025 was $6,446. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
From time to time, the Company grants performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 and $16 in expense related to these options recorded during the three and six months ended June 30, 2025, respectively. There was $8 in expense related to these options for the three and six months ended June 30, 2024. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
Restricted Stock Units
The Company recorded $915 and $1,894 and $1,753 and $3,424 in compensation expense related to restricted stock units for the three and six months ended June 30, 2025 and 2024, respectively. A total of $4,547 remains to be recognized at June 30, 2025 over a weighted average period of 1.78 years. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
From time to time, the Company grants performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 and $16 in expense related to these restricted stock units recorded during the three and six months ended June 30, 2025, respectively. There was $8 in expense related to these restricted stock units recorded for the three and six months ended June 30, 2024. The fair value of these instruments was calculated using the Black-Scholes option pricing model. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Non-employee Directors Compensation
The director's compensation program calls for the grant of restricted stock units with a one year vesting period. There was $163 and $336 and $203 and $402 included in the compensation expense discussed above related to director's compensation for the three and six months ended June 30, 2025 and 2024, respectively.
Equity Award Modification
On April 16, 2023, the Compensation Committee approved a grant to the Company’s then CEO of 86,685 restricted stock units and 161,698 stock options with a grant date fair value of $2,500 to vest over a three year period. Concurrently, the then CEO forfeited his October 2021 grant of 182,398 market-based restricted stock units. The forfeiture and accompanying grant were considered an equity modification according to ASC 718, Compensation-Stock Compensation (“ASC 718”). The additional compensation value created by the termination and issuance of new equity awarded, as measured using a Monte Carlo simulation, was approximately $1,900 in total. Under ASC 718 this results in a non-cash expense in current and future periods to be recognized over a three-year period. These expense values are reflected and included in the option and restricted stock expense values discussed above. At December 31, 2024, the remaining expense of $1,556 related to the October 2021 grant of market-based restricted stock units was accelerated upon the departure of the CEO. The expense for unvested stock-options and restricted stock units related to the April 2023 grant was reversed upon their forfeiture at the departure of the CEO.
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
Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of ePrescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers. The Company also generates revenue through data subscriptions. Data subscriptions can be contracted on a stand-alone basis or as a complement to content delivery. Additional services include set up, and reporting. We consider these services to be complimentary to the primary performance obligation and recognized through performance of delivery of content or data.
We have certain contracts which are satisfied at a point in time, primarily for consulting projects or NPI data target lists. For such contracts, we recognize revenue upon delivery of the related data, study or report.
The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services. The net contract balance for contracts in progress at June 30, 2025 and December 31, 2024, was $41,013 and $4,288, respectively. The outstanding performance obligations are expected to be satisfied during the year ending December 31, 2025.
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 9 – REVENUES (CONTINUED)

December 31, 2024 and during the first six months of 2025, there were two contracts with customers that included a rebate clause.
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
In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the HCP marketing business and customer base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split that the Company receives. In instances where the Company resells these messaging solutions and has all financial risk and significant operation input and risk, the Company records the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales. The amount of revenue recognized as an agent on a net basis was $6,325 and $5,602 for the six months ended June 30, 2025 and 2024, respectively.
The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $484 and $473 as of June 30, 2025 and December 31, 2024, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity for the deferred revenue account for the six months ended June 30, 2025 and 2024, respectively:

	2025	2024
Balance January 1	$473	$172
Revenue recognized	(2,989)	(3,229)
Amount collected	3,027	3,961
Balance March 31	$511	$904
Revenue recognized	(5,416)	(1,853)
Amount collected	5,389	2,002
Balance June 30	$484	$1,053
Disaggregation of Revenue
Consistent with ASC Topic 606, we have disaggregated our revenue by timing of revenue recognition. The majority of our revenue is recognized over time as solutions are provided. A small portion of our revenue related to program development,

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 9 – REVENUES (CONTINUED)

solution architect design, and other solutions is recognized at a point in time upon delivery to customers. A break down is set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized over time	$29,168	$17,769	$50,950	$34,694
Revenue recognized at a point in time	27	1,043	173	3,808
Total Revenue	$29,195	$18,812	$51,123	$38,502
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
The following is a summary of changes in the allowance for credit losses for the six months ended June 30,:

	2025	2024
Balance at January 1,	$335	$239
Provision for credit losses	—	132
Write-offs	—	—
Balance at March 31,	$335	$371
Provision for credit losses	—	—
Write-offs	(75)	—
Balance at June 30,	$260	$371
From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $3,483 and $3,241 at June 30, 2025 and December 31, 2024, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.
NOTE 10 – RELATED PARTY TRANSACTIONS
Related party transactions include transactions between the Company and its stockholders, management, or affiliates. The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO, in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents Rights on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.
Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers from which we generate revenue, such as agencies or resellers. During the

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)
three and six months ended June 30, 2025 and 2024, we have recognized $243 and $485 and none and $72, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.
NOTE 11 – INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$1,532	$(4,008)	$(667)	$(10,908)

Denominator
Weighted average shares outstanding used in computing net loss per share
Basic	18,510,834	18,257,879	18,490,931	18,213,992
Effect of dilutive stock options, warrants, and stock grants	504,662	—	—	—
Diluted	19,015,496	18,257,879	18,490,931	18,213,992

Net income (loss) per share
Basic	$0.08	$(0.22)	$(0.04)	$(0.60)
Diluted	$0.08	$(0.22)	$(0.04)	$(0.60)
The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average number of shares for the periods ended	2025	2024	2025	2024
Options	223,284	7,233	96,190	6,618
Unvested restricted stock unit awards	281,378	93,431	12,785	81,514
Total	504,662	100,664	108,975	88,132

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
Commitments
From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of June 30, 2025, the Company had commitments for future minimum payments of $13,071 that will be reflected in cost of revenues during the years from 2025 through 2029. Minimum payments are due in the remainder of 2025 and fiscal 2026 and 2027 in the amounts of $7,613, $3,833 and $1,625, respectively.
NOTE 13 – INCOME TAXES
The Company reported a provision for income taxes of $181 and a benefit from income taxes of $904, respectively, for the three and six months ended June 30, 2025, representing an effective tax rate of 10.6% and 57.5%, respectively. The effective tax rate for the three and six months ended June 30, 2025 reflects the impact of certain permanent items and discrete items for the quarter related to projected decreases in our valuation allowance and to stock based compensation. There was no provision for or benefit from taxes in the three and six months ended June 30, 2025 in the jurisdictions of Croatia and Israel, as the Company carried a full valuation allowance against our net deferred tax assets due to our history of losses.
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
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent results of operations. On the basis of this evaluation, as of the quarter ended March 31, 2025, the valuation allowance has been reduced to $2,900 to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
As discussed in our annual report on Form 10-K for the year ended December 31, 2024, we had net operating loss carry-forwards for federal income tax purposes of approximately $11,600 as of December 31, 2024.
NOTE 14 – SUBSEQUENT EVENTS
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company's consolidated financial statements is not yet available.

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
Overall, we employ a “land and expand” strategy focused on growing our existing customer base and generating greater and more consistent revenues in part through a continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary virtual communication solutions such as our patented Micro-Neighborhood Targeting and our AI-powered Dynamic Audience Activation Platform (“DAAP”), which uses sophisticated machine-learning algorithms to find the best audiences in the correct channels at the right time.
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
Customer Concentration
Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have approximately 100 pharmaceutical companies as customers, and our revenues are concentrated among the largest pharmaceutical companies in the world. Loss of one or more of our larger customers could have a negative impact on our operating results. Our top five customers represented approximately 49% and 44% of our revenue for the years ended December 31, 2024 and 2023, respectively. In 2024 and 2023, we had two customers and one customer, respectively, that represented more than 10% of our revenues.
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
Impact of Macroeconomic Events
Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including rising inflation and interest rates have led to economic uncertainty in the recent past, and threats of multinational tariffs and retaliatory tariffs provide uncertainty as to heightened inflation in the domestic markets. In addition, high levels of employee turnover across the pharmaceutical industry as well as a fewer number of U.S. drug approvals could create additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.
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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by 20, representing the aforementioned pharmaceutical manufacturers highlighted on that list. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in the twelve months ended June 30, 2025 as compared to the twelve months ended June 30, 2024 is primarily the result of stronger DTC and DAAP related revenue streams (in thousands).

	Rolling Twelve Months Ended June 30,
	2025	2024
Average revenue per top 20 pharmaceutical manufacturer	$3,082	$2,753
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

	Rolling Twelve Months Ended June 30,
	2025	2024
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	59%	66%
Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. Net revenue for the period ending June 30, 2024 benefited from the timing of the Medicx Health acquisition, which was consummated on October 12, 2023, as its comparator period (the trailing twelve months ended June 30, 2023) did not have any Medicx Health related revenue. The period ended June 30, 2025 did not have the same magnitude of inorganic benefit from the Medicx Health acquisition; however, the Company still retained a 121% net revenue retention in the period as a result of strong organic growth from existing customers.

	Rolling Twelve Months Ended June 30,
	2025	2024
Net revenue retention	121%	124%
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

	Rolling Twelve Months Ended June 30,
	2025	2024
Revenue per average full-time employee	$767	$658
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2025		2024
Net revenue	$29,195	100.0%	$18,812	100.0%
Cost of revenues	10,560	36.2%	7,108	37.8%
Gross profit	18,635	63.8%	11,704	62.2%
Operating expenses	15,446	52.9%	15,453	82.1%
Income (loss) from operations	3,189	10.9%	(3,749)	(19.9)%
Other expense	(1,476)	(5.1)%	(1,347)	(7.2)%
Income (loss) before provision for income taxes	1,713	5.9%	(5,096)	(27.1)%
Income tax benefit (expense)	(181)	(0.6)%	1,088	5.8%
Net income (loss)	$1,532	5.2%	$(4,008)	(21.3)%
* Balances and percentage of net revenue information may not add due to rounding

	Six Months Ended June 30,
	2025		2024
Net revenue	$51,123	100.0%	$38,502	100.0%
Cost of revenues	19,144	37.4%	14,595	37.9%
Gross profit	31,979	62.6%	23,907	62.1%
Operating expenses	30,904	60.5%	32,685	84.9%
Income (loss) from operations	1,075	2.1%	(8,778)	(22.8)%
Other expense	(2,646)	(5.2)%	(2,874)	(7.5)%
Loss before provision for income taxes	(1,571)	(3.1)%	(11,652)	(30.3)%
Income tax benefit	904	1.8%	744	1.9%
Net loss	$(667)	(1.3)%	$(10,908)	(28.3)%
* Balances and percentage of net revenue information may not add due to rounding
Net Revenues
Our net revenue increased 55% to $29,195 for the three months ended June 30, 2025 from $18,812 from the same period in 2024. Our net revenue increased 33% to $51,123 for the six months ended June 30, 2025 from $38,502 from the same period in 2024. The increase in net revenue was a result of the growth of DTC and DAAP related sales.
Cost of Revenues
Our cost of revenues, composed primarily of revenue-share expense paid to our channel partners, increased for the three months ended June 30, 2025 to $10,560 compared to $7,108 for the same period of 2024. Our cost of revenues as a percentage of revenue decreased to approximately 36% for the three months ended June 30, 2025 from approximately 38% for the three months ended June 30, 2024. Our cost of revenues increased for the six months ended June 30, 2025 to

$19,144 compared to $14,595 for the six months ended June 30, 2024. Our cost of revenues as a percentage of revenue decreased to approximately 37% for the six months ended June 30, 2025 from approximately 38% for the six months ended June 30, 2024. This improvement in cost of revenues as a percentage of revenues was primarily a result of solution and channel partner mix.
Gross Margin
Our gross margin, which is the difference between our revenues and our cost of revenues, divided by our revenues, increased for the three months ended June 30, 2025 and the six months ended June 30, 2025 compared to the same periods of 2024, primarily due to product and channel partner mix. Further, the increase in revenue year over year diluted the effect of certain fixed cost of sales on gross margin.
Operating Expenses
Operating expenses remained consistent, slightly decreasing to $15,446 for the three months ended June 30, 2025 from $15,453 for the same period in 2024. For six months ended June 30, 2025, operating expenses decreased to $30,904 from $32,685 for the six months ended June 30, 2024, a decrease of approximately 5%. The detail by major category is reflected in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation	$1,488	$2,903	$3,046	$5,926
Depreciation and amortization	1,074	1,073	2,168	2,140
Other general and administrative expenses	12,884	11,477	25,690	24,619
Total operating expenses	$15,446	$15,453	$30,904	$32,685
Stock-based compensation decreased to $1,488 for the three months ended June 30, 2025 from $2,903 for the three months ended June 30, 2024, and decreased to $3,046 for the six months ended June 30, 2025 from $5,926 for the six months ended June 30, 2024. The decrease in both periods was a result of the lower grant date fair value of awards due to declines in the Company’s stock price as well as a decrease in the quantity of awards granted. Further, the prior year expense included significant costs associated with grants to the prior CEO which were forfeited as of December 31, 2024.
Depreciation and amortization increased to $1,074 for the three months ended June 30, 2025 from $1,073 for the three months ended June 30, 2024, and increased to $2,168 for the six months ended June 30, 2025 from $2,140 for the six months ended June 30, 2024. The increase in both periods was a result of the additional amortization associated with capitalized labor for internal software development.
Other general and administrative expenses increased to $12,884 for the three months ended June 30, 2025 from $11,477 for the three months ended June 30, 2024, and increased to $25,690 for the six months ended June 30, 2025 from $24,619 for the six months ended June 30, 2024. This increase in both periods is primarily a result of an increase in compensation expense. The increase reflects higher variable compensation tied to sales achievement and performance-based incentive plans aligned with our operating results. These increases were partially offset by cost savings realized across various expense categories as a result of ongoing efficiency initiatives.
Other income (expense)
Interest expense increased to $1,603 for the three months ended June 30, 2025 from $1,528 for the three months ended June 30, 2024, and decreased to $2,899 for the six months ended June 30, 2025 from $3,074 for the six months ended June 30, 2024. Interest expense represents interest charges on our Term Loan, together with the amortization of the related issuance costs. The increase is primarily a result of the higher effective interest rate due to the voluntary prepayments of principal on the Term Loan resulting in an interest penalty for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease is primarily a result of the decrease in the interest rate on the Term Loan and a lower average principal balance for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024

Interest income decreased to $90 for the three months ended June 30, 2025 from $106 for the three months ended June 30, 2024, and increased to $177 for the six months ended June 30, 2025 from $125 for the six months ended June 30, 2024. The variability in interest income is a result in the fluctuation of interest rates as the balance in the Company's money market account has remained consistent.
Income tax benefit (expense)
Income tax expense was $181, or an effective rate of 10.6%, and income tax benefit was $904, or an effective rate of (57.5)% for the three and six months ended June 30, 2025, respectively. Income tax benefit was approximately $1,088, or an effective rate of 21.4%, and $744, or an effective rate of 6.4% for the three and six months ended June 30, 2024, respectively. For further information, see Part I, Item I. Financial Statements; Note 13 — Income Taxes in the Condensed Consolidated Financial Statements.
Net income (loss)
We had a net income of approximately $1,532 for the three months ended June 30, 2025, as compared to a net loss of approximately $(4,008) during the three months ended June 30, 2024 and a net loss of approximately $(667) for the six months ended June 30, 2025 as compared to $(10,908) for the six months ended June 30, 2024. The reasons and specific components associated with the change are discussed above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. In addition, on October 11, 2023, the Company entered into a Term Loan of $40,000 in order to partially fund the acquisition of Medicx Health. As of June 30, 2025, the total principal balance outstanding on the Term Loan was approximately $29,290 and we were in compliance with all of the financial covenants of the Term Loan.
As of June 30, 2025, we had total current assets of approximately $54,080, compared with current liabilities of approximately $21,057, resulting in working capital of approximately $33,023 and a current ratio of approximately 2.6 to 1. This represents a decrease from our working capital of approximately $35,317 and an increase from the current ratio of 3.0 to 1 at December 31, 2024.
We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and meet our obligations under the Term Loan for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt, equity financing, or lines of credit to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs. We currently have an effective shelf registration statement, which allows us to issue, from time to time, up to $75,000,000 of any combination of our common stock, preferred stock, debt securities, warrants, or units.
Cash Flows
Following is a table with summary data from the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, as presented (in thousands).

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$8,425	$2,900
Net cash used in investing activities	(128)	(238)
Net cash used in financing activities	(5,092)	(1,555)
Net increase in cash and cash equivalents	$3,205	$1,107
Our operating activities provided $8,425 during the six months ended June 30, 2025, compared with $2,900 in the same period in 2024. The net increase in net cash provided by operating activities was mainly attributable to a $10,241 decrease in net loss. This was partially offset by a $2,880 decrease in noncash expense related to stock based compensation, a $926 decrease in cash flows from accounts payable and a $870 decrease in cash flows from deferred revenue.
Investing activities used $128 during the six months ended June 30, 2025, compared with $238 in the same period in 2024. The decrease in net cash used in investing activities was mainly attributed to a decrease in capitalization of internally developed software.
Financing activities used $5,092 during the six months ended June 30, 2025, compared with $1,555 in the same period in 2024. The increase in net cash used for financing activities was primarily related to the increase in repayments of long-term debt partially offset by a decrease in payments of withholding taxes on behalf of employees vesting in restricted stock units.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. The following areas all require the use of subjective or complex judgments, estimates or assumptions: the allowance for credit losses, carrying value of assets, fair values assigned to acquired long-lived assets, depreciable and amortizable lives of tangible and intangible assets, the carrying value of liabilities, the valuation allowance for deferred tax assets, the timing of revenue recognition and related revenue-share expenses, and inputs used in the calculation of stock-based compensation.
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
Off-Balance Sheet Arrangements
From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of June 30, 2025, the Company had commitments with channel partners for future minimum payments of $13,071 that will be reflected in cost of revenues during the remainder of 2025 and years from 2026 through 2029. See Part I, Item 2. Financial Statements; Note 12 – Commitments and Contingencies.
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
To address the material weakness referenced above, the Company performed additional analysis and performed other procedures to prepare the condensed consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report on this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Ongoing Remediation of Previously Identified Material Weakness
As previously disclosed, a material weakness in our internal control over financial reporting was identified which related to controls to ensure that data received from third-party service organizations were complete and accurate.
Management, with oversight from the Audit Committee of our Board of Directors, is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. These remediation efforts, summarized below, are intended to both address the identified material weakness and to enhance our overall financial control environment. Management is in the process of fully implementing process and control improvements to remediate the above material weakness previously identified as follows:
a.The Company requires each third-party service organization to provide us, at least annually, a SOC-1, Type 2 audit report, with adequate controls to ensure the data received are complete and accurate. Management relies upon a SOC-1, Type 2 audit report from the service organizations attesting to the vendor’s internal controls.
b.If a SOC-1, Type 2 audit report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through inquiry and substantive testing of such third-party’s control environment to ensure the data received are complete and accurate.
c.If the Company is unable to obtain a valid SOC-1, Type 2 audit report or perform substantive testing of such third-party’s control environment, the Company implements a thirty-party qualification and program triaging process, which could include modifying customer contracts, limiting the volume of activity with those third-parties, and establishing other controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.
To further execute on its remediation efforts of the material weakness, management took the following additional steps:
a.    Hired a Senior Vice President of Internal Controls and engaged a highly regarded third-party consulting firm.
b.    Developed an audit process and framework to assess whether data received from third-party service organizations were complete and accurate.
The material weakness will be considered remediated when management concludes through testing, the applicable remediated controls are designed and implemented effectively.

When fully implemented and operational, the Company believes the measures described above will remediate the identified material weakness and strengthen the internal controls over financial reporting. The material weakness will not be considered remediated until the newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, the internal controls are operating effectively. The Company is working to have the material weakness remediated as soon as possible.
The Company is committed to continuing to improve the internal control processes and will continue to review and assess financial reporting controls and procedures on an ongoing basis. As the Company continues to evaluate and improve the internal controls over financial reporting, management may determine whether it is appropriate or necessary to take additional measures.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
Adoption of the 10b5-1 Trading Plan(s)
During the second quarter ended June 30, 2025, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:
On May 30, 2025, Mr. Patrick Spangler, a director of the Company, adopted a written plan for the sale of the Company's securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Spangler Rule 10b5-1 Trading Plan). The Spangler 10b5-1 Trading Plan, which term expires on September 30, 2025, provides for the sale of up to 11,120 shares of the Company's common stock pursuant to the terms therein.
On May 15, 2025, Mr. Edward Stelmakh, the Chief Financial Officer & Chief Operations Officer of the Company, adopted a written plan for the sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Stelmakh Rule 10b5-1 Trading Plan). The Stelmakh 10b5-1 Trading Plan, which term expires on August 15, 2026 (“Stelmakh Sale Term Date”), or earlier if all authorized transactions under the Stelmakh Rule 10b5-1 Trading Plan have been completed, provides for the sale of up to 114,428 shares of the Company's common stock, and the sale of up to 35,662 shares of the Company’s common stock upon the vesting of restricted stock units prior to the Stelmakh Sale Term Date, pursuant to the terms therein. The actual number of shares sold may be less based on tax withholdings.
During the second quarter ended June 30, 2025, none of our directors or executive officers terminated any Rule 10b5-1 trading arrangement and there were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors or officers.
Company Bylaws
On August 5, 2025, the Board approved the Fourth Amended and Restated Bylaws of OptimizeRx Corporation (the “Fourth Amended and Restated Bylaws”), effective immediately. The Board last took action to amend and restate its corporate bylaws on March 7, 2023. In addition to certain clarifying and conforming changes, the Fourth Amended and Restated Bylaws include the following modifications:
•clarifying that, at the annual meeting of the Company’s stockholders, the only business that shall be conducted shall be such business that is properly brought before the meeting in accordance with the requirements of the Fourth Amended and Restated Bylaws, the Company’s Articles of Incorporation (as amended or amended and restated from time to time, the “Articles of Incorporation”), Nevada Revised Statutes (as amended from time to time, the “NRS”), and other applicable law;
•providing that the Board or chair of the meeting is authorized to appoint inspectors of elections, who do not need to be stockholders, and clarifying that meetings are not required to follow parliamentary procedure unless determined by the Board or chair of the meeting;
•expanding and clarifying the authority of the Board and the chair of the meeting to prescribe rules, regulations, and procedures for meetings;
•establishing new and more detailed procedural requirements for stockholder nominations and business proposals;
•providing that, for stockholders to make nominations or bring business before a meeting, a stockholder must be a record holder as of the record date set by the Board for the purpose of determining stockholders entitled to notice of, and to vote at, the meeting and at the time of such meeting (and any postponement or adjournment thereof), and at the time that the stockholder delivers an advance notice, and be entitled to vote at the meeting (and any postponement or adjournment thereof) in the election of each individual so nominated and on any such other business proposed by such stockholder;
•providing that stockholders are required to be “Present in Person” to make nominations or bring business before a meeting;
•requiring stockholders to provide enhanced disclosures when they notify the Company of their intention to make nominations or bring business before a meeting, requiring all information provided within an advance notice to be cross referenced to the applicable disclosure requirement, and requiring all disclosures to be made directly within the advance notice rather than referencing other materials;
•requiring stockholders to provide, upon request, written verification and updates to the information included in a submitted advance notice, with explicit consequences for non-compliance;
•clarifying that information provided in a stockholder’s advance notice is not confidential or proprietary and may be publicly disclosed by the Company;
•imposing additional requirements for director nominees, including mandatory interviews, disclosure of prior convictions, and compliance with codes of conduct and ethics;
•providing that, except as otherwise provided by the Fourth Amended and Restated Bylaws, the Articles of Incorporation, the NRS, or other applicable law, the chairperson of any annual or special meeting of the Company’s stockholders shall have the power to determine, in consultation with counsel (who may be the Company’s internal counsel), whether a nomination or any other business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the Fourth Amended and Restated Bylaws;
•providing advance notice procedures in the event that the number of directors to be elected to the Board at the next annual meeting of the Company’s stockholders is increased by the Board, and there is no public announcement by the Company of such action specifying the size of the increased Board at least one hundred (100) days prior to the first anniversary of the preceding year’s annual meeting of the Company’s stockholders;
•providing that in no event can a stockholder include in an advance notice a number of proposed nominees for election as directors that is greater than the number of directors to be elected to the Board at the stockholders’ meeting to which that advance notice relates which, in the absence of any contrary public announcement, may be assumed to be the number of directors serving on the Board at the time that the advance notice is submitted to the Company;
•providing that a stockholder, by its delivery of an advance notice to the Company, represents and warrants that all information contained in such advance notice is true and accurate in all respects;
•requiring any stockholder who submits an advance notice to notify the secretary of the Company in writing of any inaccuracy or change in any information submitted pursuant to the Fourth Amended and Restated Bylaws’ advance notice provisions;
•providing that any previously scheduled annual or special meeting of the Company’s stockholders may be postponed, and any previously scheduled annual or special meeting of the Company’s stockholders called by the Board may be canceled, by resolution of the Board upon public notice given prior to the time previously scheduled for such meeting of stockholders;
•clarifying that the Fourth Amended and Restated Bylaws may be amended, revised, or repealed or new bylaws may be made adopted by a vote of stockholders provided that the notice of the stockholders’ meeting states that the purpose, or one of the purposes, of the meeting is to consider an amendment to the Fourth Amended and Restated Bylaws and such notice includes a copy of the proposed amendment or a summary of the changes to be effected thereby;
•providing new or revised definitions for defined terms including, but not limited to, “Affiliate,” “Associate,” “beneficial owner,” “beneficial ownership,” “business day,” “close of business,” “public announcement,” “publicly announced,” and “Stockholder Notice Deadline.”
This summary of the various amendments included in the Fourth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Fourth Amended and Restated Bylaws, which is attached hereto as Exhibit 3.1 and incorporated herein by reference.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Fourth Amended and Restated Bylaws
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: August 8, 2025
	By:	/s/ Stephen Silvestro
Stephen Silvestro
	Title:	Chief Executive Officer

OptimizeRx Corporation
Date: August 8, 2025
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Operations Officer