Form 10-Q
period 2025-09-30
OptimizeRx Corp
filed 2025-11-07
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,640,652 common shares as of October 24, 2025.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024;
3	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$19,519	$13,380
Accounts receivable, net of allowance for credit losses of $260 and $335 at September 30, 2025 and December 31, 2024, respectively	32,227	38,212
Taxes receivable	1,747	—
Prepaid expenses and other assets	2,827	2,379
Total current assets	56,320	53,971
Property and equipment, net	119	150
Other assets
Goodwill	70,869	70,869
Patent rights, net	5,013	5,517
Technology assets, net	7,382	8,180
Tradename and customer relationships, net	30,042	31,819
Operating lease right of use assets	481	366
Security deposits and other assets	95	296
Total other assets	113,882	117,047
TOTAL ASSETS	$170,321	$171,168
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,300	$2,000
Accounts payable	2,037	2,156
Accrued expenses	10,198	8,486
Revenue share payable	2,329	5,053
Taxes payable	—	318
Current portion of lease liabilities	207	168
Deferred revenue	395	473
Total current liabilities	18,466	18,654
Non-current liabilities
Long-term debt, net	24,801	30,816
Lease liabilities, net of current portion	300	209
Deferred tax liabilities, net	4,491	4,491
Total liabilities	48,058	54,170
Commitments and contingencies (See Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,333,839 and 20,194,697 shares issued at September 30, 2025 and December 31, 2024, respectively	20	20
Treasury stock, $0.001 par value, 1,741,397 shares held at September 30, 2025 and December 31, 2024	(2)	(2)
Additional paid-in-capital	206,501	201,348
Accumulated deficit	(84,256)	(84,368)
Total stockholders’ equity	122,263	116,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,321	$171,168
    The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	$26,067	$21,309	$77,190	$59,811
Cost of revenues, exclusive of depreciation and amortization presented separately below	8,551	7,862	27,695	22,456
Gross profit	17,516	13,447	49,495	37,355

Operating expenses
General and administrative expenses	14,386	13,425	43,122	43,971
Goodwill impairment	—	7,489	—	7,489
Depreciation and amortization	1,080	1,095	3,249	3,235
Total operating expenses	15,466	22,009	46,371	54,695
Income (loss) from operations	2,050	(8,562)	3,124	(17,340)
Other income (expense)
Interest expense	(1,154)	(1,524)	(4,053)	(4,597)
Other income	62	38	139	113
Interest income	91	107	269	231
Total other expenses, net	(1,001)	(1,379)	(3,645)	(4,253)
Income (loss) before provision for income taxes	1,049	(9,941)	(521)	(21,593)
Income tax benefit (expense)	(270)	817	633	1,561
Net income (loss)	$779	$(9,124)	$112	$(20,032)
Weighted average number of shares outstanding – basic	18,576,199	18,323,542	18,519,665	18,250,775
Weighted average number of shares outstanding – diluted	19,459,877	18,323,542	19,021,905	18,250,775
Income (loss) per share – basic	$0.04	$(0.50)	$0.01	$(1.10)
Income (loss) per share – diluted	$0.04	$(0.50)	$0.01	$(1.10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2025	20,194,697	$20	(1,741,397)	$(2)	$201,348	$(84,368)	$116,998

Stock based compensation expense
Options	—	—	—	—	579	—	579
Restricted stock	—	—	—	—	979	—	979
Issuance of common stock
For restricted stock units vested	39,489	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	—	(2,199)	(2,199)

Balance March 31, 2025	20,234,186	$20	(1,741,397)	$(2)	$202,819	$(86,567)	$116,270

Stock based compensation expense
Options	—	—	—	—	573	—	573
Restricted stock	—	—	—	—	915	—	915
Issuance of common stock
For restricted stock units vested	63,202	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	1,532	1,532

Balance June 30, 2025	20,297,388	$20	(1,741,397)	$(2)	$204,301	$(85,035)	$119,284

Stock based compensation expense
Options	—	—	—	—	819	—	819
Restricted stock	—	—	—	—	1,137	—	1,137
Issuance of common stock	—	—	—	—	—	—
For options exercised	22,028	—	—	—	338	—	338
For restricted stock units vested	14,423	—	—	—	(94)	—	(94)
Net income	—	—	—	—	—	779	779

Balance September 30, 2025	20,333,839	$20	(1,741,397)	$(2)	$206,501	$(84,256)	$122,263

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance January 1, 2024	19,899,679	$20	(1,741,397)	$(2)	$190,793	$(64,258)	$126,553

Stock based compensation expense
Options	—	—	—	—	1,353	—	1,353
Restricted stock	—	—	—	—	1,671	—	1,671
Issuance of common stock
For restricted stock units vested	22,200	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	(6,900)	(6,900)

Balance March 31, 2024	19,921,879	$20	(1,741,397)	$(2)	$193,677	$(71,158)	$122,537

Stock based compensation expense
Options	—	—	—	—	1,149	—	1,149
Restricted stock	—	—	—	—	1,753	—	1,753
Issuance of common stock
For restricted stock units vested	140,028	—	—	—	(415)	—	(415)
Net loss	—	—	—	—	—	(4,008)	(4,008)

Balance June 30, 2024	20,061,907	$20	(1,741,397)	$(2)	$196,164	$(75,166)	$121,016

Stock based compensation expense
Options	—	—	—	—	992	—	992
Restricted stock	—	—	—	—	1,612	—	1,612
Issuance of common stock							—
For restricted stock units vested	7,525	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(9,124)	(9,124)

Balance September 30, 2024	20,069,432	$20	(1,741,397)	$(2)	$198,737	$(84,290)	$114,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$112	$(20,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,249	3,235
Stock-based compensation	5,002	8,530
Goodwill impairment	—	7,489
Bad debt expense	—	131
Amortization of debt issuance costs	785	547
Changes in:
Accounts receivable	5,985	9,795
Prepaid expenses and other assets	(448)	(1,200)
Accounts payable	(119)	527
Revenue share payable	(2,724)	(2,296)
Accrued expenses and other liabilities	1,913	(1,997)
Operating lease liabilities	15	—
Deferred tax liabilities	—	(1,625)
Taxes receivable and payable	(2,065)	972
Deferred revenue	(78)	615
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,627	4,691

INVESTING ACTIVITIES:
Purchase of property and equipment	(47)	(95)
Capitalized software development costs	(91)	(235)
NET CASH USED IN INVESTING ACTIVITIES	(138)	(330)

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(188)	(587)
Proceeds from exercise of stock options	338	—
Repayment of long-term debt	(5,500)	(1,500)
NET CASH USED IN FINANCING ACTIVITIES	(5,350)	(2,087)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,139	2,274
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,380	13,852
CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,519	$16,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,268	$4,081
Cash paid for income taxes	$1,007	$—
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
The condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at September 30, 2025, and our results of operations, changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of that date. We operate a single reporting segment and, accordingly, use our consolidated net income (loss) as our measure of profit and loss and it is not presented separately here.
Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 20, 2025 (“Form 10-K”).
The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.
Segment Reporting
We operate in one reportable segment and use consolidated net income (loss) as our measure of segment profit and loss. Overall, our business involves connecting life science companies to patients and providers. We have a common customer base of life sciences customers geographically located in the U.S. for all of our solutions, which primarily focus on all communications between our life sciences customers and with healthcare providers or patients. We do not prepare separate internal income statements by solution as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.
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
The CODM uses consolidated net income (loss) to evaluate the income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation. The CODM also regularly reviews the Condensed Consolidated Statement of Operations for segment expenses, of which the significant expenses are related to cost of revenues, exclusive of depreciation and amortization, and operating expenses. Since we operate as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements.

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
Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined by using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. The Company’s stock options and warrants are valued using Level 3 inputs.
The Company's carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, approximate their fair values due to their short maturities.
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09. We expect to adopt ASU 2023-09 for the annual period ending December 31, 2025, and the adoption will not materially affect our financial position or our results of operations, but the Company expects the adoption to result in additional disclosures.
In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15,

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-05.
In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), ASU No. 2025-06, Intangibles—Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This authoritative guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, Investments - Equity Securities, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At September 30, 2025 and December 31, 2024, we recorded $8,572 and $8,300, respectively, of money market funds at approximate fair value.
NOTE 4 – CAPITALIZED SOFTWARE COSTS
The Company capitalizes certain development costs incurred in connection with software development for internal-use software platforms used in operations and for providing services to our customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized internal use software development costs are included in intangible assets and are amortized on a straight-line basis over the estimated useful life of the software platforms and are included in depreciation and amortization within operating expenses in the condensed consolidated statements of operations. Amortization of capitalized internal use software expense for the three and nine months ended September 30, 2025 and 2024 was $80 and $244 and $91 and $233, respectively. The Company accumulates capitalizable costs related to current projects in a construction in process (“CIP”) software account, the balance of which was $217 and $320 at September 30, 2025 and December 31, 2024, respectively.
NOTE 5 – LONG-TERM DEBT
Long-term debt, net comprised of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Term loan, due in 2027	$28,790	$34,290
Less: current portion of long-term debt	(3,300)	(2,000)
Less: unamortized issuance costs	(689)	(1,474)
Long-term debt, net	$24,801	$30,816
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

capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the three and nine months ended September 30, 2025 and 2024 was $174 and $785 and $182 and $547, respectively.
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
In addition, the Company is required to make a mandatory prepayment on March 31, of each year, commencing with 2025, equivalent to Excess Cash Flow multiplied by a percentage factor of 25%, if the leverage ratio is 3.60 to 1.00 or less, 50% if the leverage ratio is greater than 3.60 to 1.00 or less than or equal; to 4.10 to 1.00 and 75%, if the leverage ratio is greater than 4.10 to 1.00. Excess Cash Flow is defined in the Financing Agreement as Consolidated EBITDA for the previous fiscal year less scheduled principal and interest payments, capital expenditure, cash taxes and any cash expenses/gains added back to net income (loss) in the calculation of Consolidated EBITDA, adjusted for any increase/decrease in working capital during the fiscal year.
During the three and nine months ended September 30, 2025 and 2024, the Company made total principal repayments of $0.5 million and $5.5 million and $0.5 million and $1.5 million, respectively.
At the Company’s option the Term Loan, or any portion thereof bears interest at either:
a.The greater of (a) 4.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the one month Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 26 basis point and 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate”, plus an Applicable Margin of 7.5%; or
b.Three-month SOFR plus an adjustment of 26 basis points and an Applicable Margin of 8.5%
As of September 30, 2025, the Term Loan bears interest at 12.9%, with an effective interest rate of 15.9% for the three months ended September 30, 2025 and an effective interest rate of 16.8% for the nine months ended September 30, 2025, including the impact of the amortization of debt issuance costs.
The Term Loan requires the Company to maintain certain maximum leverage ratios and Liquidity (as defined in the Financing Agreement) of at least $5.0 million.
The Company was in compliance with its financial covenants as of September 30, 2025.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 5 - LONG-TERM DEBT (CONTINUED)

Payments due on the Term Loan in each of the next three years subsequent to September 30, 2025, are as follows:

As of September 30, 2025

2025 (remainder)	$500
2026	2,000
2027	26,290
$28,790
NOTE 6 – LEASES
We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as Operating lease right-of-use assets and Operating lease liabilities.
For the three and nine months ended September 30, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$60	$62	$182	$186
Short-term lease cost	—	1	—	2
Total lease cost	$60	$63	$182	$188
The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next three fiscal years:

As of September 30, 2025

2025 (remainder)	$62
2026	214
2027	170
2028	107
Total	553
Less: discount	46
Total lease liabilities	$507
The weighted average remaining lease term at September 30, 2025 for the operating leases is 2.61 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 6.90%. Cash paid for amounts included in the measurement of lease liabilities was $145 and $168 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, payments on lease obligations were $168 and $193, respectively, and amortization on the right of use assets was $182 and $175, respectively.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of September 30, 2025. No shares were issued or outstanding in either 2025 or 2024.
Common Stock
The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of September 30, 2025. There were 18,592,442 and 18,453,300 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at September 30, 2025 and December 31, 2024, respectively.
During each of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, the Company issued 0, 0 and 22,028 shares of our common stock, respectively, and received $0, $0 and $338 proceeds, respectively, in connection with the exercise of options under our 2013 Incentive Plan (the “2013 Plan”) and our 2021 Equity Incentive Plan (“2021 Plan”). The Company issued 39,489, 63,202 and 14,423 shares of common stock, respectively, in the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the nine months ended September 30, 2025, 21,134 shares, valued at $187, were surrendered and subsequently cancelled.
During the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Plan and our 2021 Plan. The Company issued 22,200, 140,028 and 7,525 shares of common stock, respectively, in the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the nine months ended September 30, 2024, 52,092 shares, valued at $586, were surrendered in connection with the net withhold settlement method, and were subsequently cancelled.
Treasury Stock
During the quarter ended March 31, 2023, the Company's Board of Directors (the “Board”) authorized a share repurchase program, under which the Company could repurchase up to $15.0 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024.
During the three and nine months ended September 30, 2025 and 2024, the Company did not repurchase any of its outstanding shares of common stock.
NOTE 8 – STOCK BASED COMPENSATION
The Company sponsors two stock-based incentive compensation plans.
In June 2013, the Board approved and adopted, and the Company’s stockholders approved, the OptimizeRx Corporation 2013 Incentive Plan, which was subsequently amended and approved in 2016, 2018, 2019, and 2020 (the “2013 Incentive Plan”). The 2013 Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. In connection with the adoption of a new incentive plan in 2021, the Company froze the 2013 Incentive Plan. A total of 167,845 shares of common stock underlying options and 4,000 shares of common stock underlying restricted stock unit awards were outstanding under the 2013 Incentive Plan at September 30, 2025. At September 30, 2025, there were no shares available for grant under the 2013 Incentive Plan.
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

4,450,000 shares. A total of 2,237,345 shares of common stock underlying options and 941,729 shares of common stock underlying restricted stock unit awards were outstanding under the 2021 Incentive Plan at September 30, 2025. At September 30, 2025, 1,272,283 shares were available for grant under the 2021 Incentive Plan.
Stock Options
The compensation expense that has been charged against income related to options for the three and nine months ended September 30, 2025 and 2024 was $819 and $1,971 and $992 and $3,494, respectively. A total of $8,489 remains to be recognized at September 30, 2025 over a weighted average period of 2.66 years. The total intrinsic value of outstanding options at September 30, 2025 was $18,519. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
From time to time, the Company grants performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 and $25 in expense related to these options recorded during the three and nine months ended September 30, 2025, respectively. There was $8 and $16 in expense related to these options for the three and nine months ended September 30, 2024. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
Restricted Stock Units
The Company recorded $1,137 and $3,031 and $1,612 and $5,036 in compensation expense related to restricted stock units for the three and nine months ended September 30, 2025 and 2024, respectively. A total of $8,163 remains to be recognized at September 30, 2025 over a weighted average period of 1.24 years. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
From time to time, the Company grants performance based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $8 and $25 in expense related to these restricted stock units recorded during the three and nine months ended September 30, 2025, respectively. There was $8 and $16 in expense related to these restricted stock units recorded for the three and nine months ended September 30, 2024. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
Non-employee Director's Compensation
The director's compensation program calls for the grant of restricted stock units with a one year vesting period. There was $189 and $525 and $189 and $591 included in the compensation expense discussed above related to director's compensation for the three and nine months ended September 30, 2025 and 2024, respectively.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 9 – REVENUES
Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), recognition of revenue requires evidence of a contract, probable collection of proceeds, and completion of substantially all performance obligations. We use a 5-step model to recognize revenue. These steps are: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when or as the performance obligations are satisfied.
Revenues are primarily generated from content delivery activities in which the Company delivers financial, clinical, or brand messaging through a distribution network of ePrescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers. The Company also generates revenue through data subscriptions. Data subscriptions can be contracted on a stand-alone basis or as a complement to content delivery. Additional services include set up and reporting. We consider these services to be complimentary to the primary performance obligation and recognized through performance of delivery of content or data.
We have certain contracts which are satisfied at a point in time, primarily for consulting projects or NPI data target lists. For such contracts, we recognize revenue upon delivery of the related data, study or report.
The Company’s contracts are generally all less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services. The net contract balance for contracts in progress at September 30, 2025 and December 31, 2024, was $25,098 and $4,288, respectively. The outstanding performance obligations are expected to be satisfied during the year ending December 31, 2025.
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year's sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended December 31, 2024 and during the first nine months of 2025, there were two contracts with customers that included a rebate clause.
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
In some instances, we license certain of our software applications in arrangements that do not include other performance obligations. In those instances, we record license revenue when the software is delivered for use to the licensee. In instances where our contracts include Software as a Service, the revenue is recognized over the subscription period as services are delivered to the customer.
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

that the Company receives. In instances where the Company resells these messaging solutions and has all financial risks and significant operation input and risk, the Company records the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of sales. The amount of revenue recognized as an agent on a net basis was $9,216 and $8,370 for the nine months ended September 30, 2025 and 2024, respectively.
The Company has several signed contracts with customers for the distribution of messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $395 and $473 as of September 30, 2025 and December 31, 2024, respectively. The contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity for the deferred revenue account for the nine months ended September 30, 2025 and 2024, respectively:

	2025	2024
Balance January 1	$473	$172
Revenue recognized	(2,989)	(3,229)
Amount collected	3,027	3,961
Balance March 31	$511	$904
Revenue recognized	(5,416)	(1,853)
Amount collected	5,389	2,002
Balance June 30	$484	$1,053
Revenue recognized	(3,935)	(2,721)
Amount collected	3,846	2,454
Balance September 30	$395	$786
Disaggregation of Revenue
Consistent with ASC 606, we have disaggregated our revenue by timing of revenue recognition. The majority of our revenue is recognized over time as solutions are provided. A small portion of our revenue related to program development, solution architect design, and other solutions is recognized at a point in time upon delivery to customers. A break down is set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized over time	$26,067	$20,441	$77,017	$54,189
Revenue recognized at a point in time	—	868	173	5,622
Total revenue	$26,067	$21,309	$77,190	$59,811
Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. The Company does not seek collateral to secure its accounts receivable, and amounts billed are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for credit losses. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.
The following is a summary of changes in the allowance for credit losses for the nine months ended September 30,:

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 9 – REVENUES (CONTINUED)

	2025	2024
Balance at January 1,	$335	$239
Provision for credit losses	—	132
Write-offs	—	—
Balance at March 31,	$335	$371
Provision for credit losses	—	—
Write-offs	(75)	—
Balance at June 30,	$260	$371
Provision for credit losses	—	(1)
Write-offs	—	(31)
Balance at September 30,	$260	$339
From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer, or we may invoice the customer prior to being able to recognize the revenue. Included in accounts receivable are unbilled amounts of $3,722 and $3,241 at September 30, 2025 and December 31, 2024, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets.
NOTE 10 – RELATED PARTY TRANSACTIONS
Related party transactions include transactions between the Company and its stockholders, management, or affiliates. The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO, in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in Patents Rights on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.
Jim Lang, one of our Board Members, is the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers from which we generate revenue, such as agencies or resellers. During the three and nine months ended September 30, 2025 and 2024, we have recognized $250 and $735 and $200 and $272, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 11 – INCOME (LOSS) PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$779	$(9,124)	$112	$(20,032)

Denominator
Weighted average shares outstanding used in computing net income (loss) per share
Basic	18,576,199	18,323,542	18,519,665	18,250,775
Effect of dilutive stock options, warrants, and stock grants	883,678	—	502,240	—
Diluted	19,459,877	18,323,542	19,021,905	18,250,775

Net income (loss) per share
Basic	$0.04	$(0.50)	$0.01	$(1.10)
Diluted	$0.04	$(0.50)	$0.01	$(1.10)
The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted average number of shares for the periods ended	2025	2024	2025	2024
Options	407,275	2,645	229,490	8,850
Unvested restricted stock unit awards	476,403	73,938	272,750	138,074
Total	883,678	76,583	502,240	146,924
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.
Commitments
From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of September 30, 2025, the Company had commitments for future minimum payments of $9,609 that will be reflected in cost of revenues during the years from 2025 through 2029. Minimum payments are due in the remainder of 2025 and fiscal 2026 and 2027 in the amounts of $4,151, $3,833 and $1,625, respectively.
NOTE 13 – INCOME TAXES
The Company reported a provision for income taxes of $270 and a benefit from income taxes of $633, respectively, for the three and nine months ended September 30, 2025, representing an effective tax rate of 25.7% and 121.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2025 reflects the impact of certain permanent

OPTIMIZERx CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 13 – INCOME TAXES (CONTINUED)
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
The Company recognizes deferred tax assets to the extent it believes these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent results of operations. On the basis of this evaluation, as of the quarter ended March 31, 2025, the valuation allowance has been reduced to $1,900 to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which is considered the enactment date under the accounting principles generally accepted in the United States (“GAAP”). OBBBA introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. In accordance with ASC 740, Income Taxes, the effects of the new tax law will be recognized in the period of enactment. The Company has completed its initial assessment of the OBBBA corporate tax provisions. The OBBBA contained a number of U.S. corporate tax provisions of which the Company elected to expense U.S. incurred research or experimental expenditures immediately, full bonus depreciation for certain assets placed into service after January 19, 2025 and changes to Section 163(j) interest limitations. The Company has completed its initial assessment of the OBBBA corporate tax provisions in the current quarter and have determined that there is no material impact on the Company's estimated effective tax rate in 2025. The Company continues to evaluate the impact of the new legislation on its consolidated financial statements.
As discussed in our annual report on Form 10-K for the year ended December 31, 2024, we had net operating loss carry-forwards for federal income tax purposes of approximately $11,600 as of December 31, 2024.
NOTE 14 – SUBSEQUENT EVENTS
Subsequent to quarter end, on October 29, 2025, the Company repaid approximately $2,000 of its Term Loan, reducing the outstanding balance to $26,790.

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
Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: our history of losses, seasonal trends in the pharmaceutical brand marketing industry; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our solutions may be more difficult and expensive and take longer than expected; the inability to offer high-quality customer support for our solutions; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription platforms and electronic health record systems, agreements with electronic prescription platforms and electronic health record systems being subject to audit; inability to attract and retain customers; federal or state legislation or regulatory action and/or policy efforts restricting direct-to-consumer advertising and limitations on interactions with healthcare professionals; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition targets, complete acquisitions, or integrate acquisitions successfully; acquisition activities may disrupt ongoing business and may involve increased expenses; inability to realize the financial and strategic goals contemplated at the time of a transaction; inability to realize any synergies or other anticipated benefits of an acquisition or that such synergies or benefits may take longer than anticipated to be realized; risk that the integration with an acquired entity may be more costly or difficult than expected; impairment charges for goodwill or other long-lived assets may need to be recognized or increased if we lose a major customer, experience a decline in our common stock price, or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology; inability to comply with the restrictions in our credit agreement; inability to generate sufficient cash to service debt and fund other obligations; inability to raise capital to grow business on favorable terms or at all; inability to attract and retain senior management and other key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; lack of a consistent active trading market for our common stock; volatility in the market price of our common stock; and the failure to remediate the identified material weakness or any other material weaknesses identified in the future.
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

Average revenue per top 20 pharmaceutical manufacturer. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by 20, representing the aforementioned pharmaceutical manufacturers highlighted on that list. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The increase in the average in the twelve months ended September 30, 2025 as compared to the twelve months ended September 30, 2024 is primarily the result of stronger DTC and DAAP related revenue streams (in thousands).

	Rolling Twelve Months Ended September 30,
	2025	2024
Average revenue per top 20 pharmaceutical manufacturer	$3,073	$2,874
Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. This decrease in our percent of total revenue attributable to top 20 pharmaceutical manufacturers, in conjunction with the increase in average revenue per top 20 pharmaceutical manufacturer discussed above, is reflective of the onboarding and growth of other customers that are not top 20 pharmaceutical manufacturers and not a decrease in our activity with top 20 pharmaceutical manufacturers.

	Rolling Twelve Months Ended September 30,
	2025	2024
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	56%	65%
Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. Net revenue for the period ending September 30, 2024 benefited from the timing of the Medicx Health acquisition, which was consummated on October 12, 2023, as its comparator period (the trailing twelve months ended September 30, 2023) did not have any Medicx Health related revenue. The period ended September 30, 2025 did not have the same magnitude of inorganic benefit from the Medicx Health acquisition; however, the Company still retained a 120% net revenue retention in the period as a result of strong organic growth from existing customers.

	Rolling Twelve Months Ended September 30,
	2025	2024
Net revenue retention	120%	127%
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

	Rolling Twelve Months Ended September 30,
	2025	2024
Revenue per average full-time employee	$820	$732
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The following tables set forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2025		2024
Net revenue	$26,067	100.0%	$21,309	100.0%
Cost of revenues	8,551	32.8%	7,862	36.9%
Gross profit	17,516	67.2%	13,447	63.1%
Operating expenses	15,466	59.3%	22,009	103.3%
Income (loss) from operations	2,050	7.9%	(8,562)	(40.2)%
Other expenses	(1,001)	(3.8)%	(1,379)	(6.5)%
Income (loss) before provision for income taxes	1,049	4.0%	(9,941)	(46.7)%
Income tax benefit (expense)	(270)	(1.0)%	817	3.8%
Net income (loss)	$779	3.0%	$(9,124)	(42.8)%
* Balances and percentage of net revenue information may not add due to rounding

	Nine Months Ended September 30,
	2025		2024
Net revenue	$77,190	100.0%	$59,811	100.0%
Cost of revenues	27,695	35.9%	22,456	37.5%
Gross profit	49,495	64.1%	37,355	62.5%
Operating expenses	46,371	60.1%	54,695	91.4%
Income (loss) from operations	3,124	4.0%	(17,340)	(29.0)%
Other expenses	(3,645)	(4.7)%	(4,253)	(7.1)%
Loss before provision for income taxes	(521)	(0.7)%	(21,593)	(36.1)%
Income tax benefit	633	0.8%	1,561	2.6%
Net income (loss)	$112	0.1%	$(20,032)	(33.5)%
* Balances and percentage of net revenue information may not add due to rounding
Net Revenues
Our net revenue increased 22% to $26,067 for the three months ended September 30, 2025 from $21,309 from the same period in 2024. Our net revenue increased 29% to $77,190 for the nine months ended September 30, 2025 from $59,811 from the same period in 2024. The increase in net revenue was a result of the growth of DTC and DAAP related sales.
Cost of Revenues
Our cost of revenues, composed primarily of revenue-share expense paid to our channel partners, increased for the three months ended September 30, 2025 to $8,551 compared to $7,862 for the same period of 2024. Our cost of revenues as a percentage of revenue decreased to approximately 33% for the three months ended September 30, 2025 from approximately 37% for the three months ended September 30, 2024. Our cost of revenues increased for the nine months ended September 30, 2025 to $27,695 compared to $22,456 for the nine months ended September 30, 2024. Our cost of revenues as a percentage of revenue decreased to approximately 36% for the nine months ended September 30, 2025 from approximately 38% for the nine months ended September 30, 2024. This improvement in cost of revenues as a percentage of revenues was primarily a result of solution and channel partner mix.
Gross Margin
Our gross margin, which is the difference between our revenues and our cost of revenues, divided by our revenues, increased for the three months ended September 30, 2025 and the nine months ended September 30, 2025 compared to the same periods of 2024, primarily due to product and channel partner mix. Further, the increase in revenue year over year diluted the effect of certain fixed cost of sales on gross margin.
Operating Expenses
Operating expenses decreased to $15,466 for the three months ended September 30, 2025 from $22,009 for the same period in 2024, a decrease of approximately 30%. For nine months ended September 30, 2025, operating expenses decreased to $46,371 from $54,695 for the nine months ended September 30, 2024, a decrease of approximately 15%. The detail by major category is reflected in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation	$1,956	$2,604	$5,002	$8,530
Depreciation and amortization	1,080	1,095	3,249	3,235
Goodwill impairment	—	7,489	—	7,489
Other general and administrative expenses	12,430	10,821	38,120	35,441
Total operating expenses	$15,466	$22,009	$46,371	$54,695
Stock-based compensation decreased to $1,956 for the three months ended September 30, 2025 from $2,604 for the three months ended September 30, 2024, and decreased to $5,002 for the nine months ended September 30, 2025 from $8,530 for the nine months ended September 30, 2024. The decrease in stock-based compensation expense in both periods primarily reflects changes in the Company’s stock price, which affects the grant-date fair value of awards. The Company’s stock price peaked in 2021, resulting in higher grant-date fair values for awards issued during that period. These higher-valued awards were generally amortized over a three-year vesting period, which concluded in 2024. In addition, stock-based compensation expense in the prior year included costs associated with awards granted to the former CEO, which were forfeited as of December 31, 2024.
Depreciation and amortization remained consistent, slightly decreasing at $1,080 for the three months ended September 30, 2025 from $1,095 for the three months ended September 30, 2024, and remained consistent, slightly increasing to $3,249 for the nine months ended September 30, 2025 from $3,235 for the nine months ended September 30, 2024.
The Company did not have a goodwill impairment in the three months ended September 30, 2025, whereas the Company recorded goodwill impairment in the amount of $7,489 in the three months ended September 30, 2024. This amount represented the excess of the book value of the Company’s equity over the estimated fair value.
Other general and administrative expenses increased to $12,430 for the three months ended September 30, 2025 from $10,821 for the three months ended September 30, 2024, and increased to $38,120 for the nine months ended September 30, 2025 from $35,441 for the nine months ended September 30, 2024. This increase in both periods is primarily a result of an increase in compensation expense. The increase reflects higher variable compensation tied to sales achievement and performance-based incentive plans aligned with our operating results. These increases were partially offset by cost savings realized across various expense categories as a result of ongoing efficiency initiatives.
Other income (expense)
Interest expense decreased to $1,154 for the three months ended September 30, 2025 from $1,524 for the three months ended September 30, 2024, and decreased to $4,053 for the nine months ended September 30, 2025 from $4,597 for the nine months ended September 30, 2024. Interest expense represents interest charges on our Term Loan, together with the amortization of the related issuance costs. The decrease in both periods is primarily a result of the decrease in the interest rate on the Term Loan and a lower average principal balance for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 and for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
Interest income decreased to $91 for the three months ended September 30, 2025 from $107 for the three months ended September 30, 2024, and increased to $269 for the nine months ended September 30, 2025 from $231 for the nine months ended September 30, 2024. The variability in interest income is a result in the fluctuation of interest rates as the balance in the Company's money market account has remained consistent.
Income tax benefit (expense)
Income tax expense was $270, or an effective rate of 25.7%, and income tax benefit was $633, or an effective rate of (121.5)% for the three and nine months ended September 30, 2025, respectively. Income tax benefit was approximately $817, or an effective rate of 8.2%, and $1,561, or an effective rate of 7.2% for the three and nine months ended September 30, 2024, respectively. For further information, see Part I, Item I. Financial Statements; Note 13 — Income Taxes in the Condensed Consolidated Financial Statements.
Net income (loss)
We had a net income of approximately $779 for the three months ended September 30, 2025, as compared to a net loss of approximately $(9,124) during the three months ended September 30, 2024 and a net income of approximately $112 for the nine months ended September 30, 2025 as compared to a net loss of $(20,032) for the nine months ended September 30, 2024. The reasons and specific components associated with the change are discussed above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. In addition, on October 11, 2023, the Company entered into a Term Loan of $40,000 in order to partially fund the acquisition of Medicx Health. As of September 30, 2025, the total principal balance outstanding on the Term Loan was approximately $28,790 and we were in compliance with all of the financial covenants of the Term Loan.
As of September 30, 2025, we had total current assets of approximately $56,320, compared with current liabilities of approximately $18,466, resulting in working capital of approximately $37,854 and a current ratio of approximately 3.0 to 1. This represents an increase from our working capital of approximately $35,317 and a consistent current ratio compared to 3.0 to 1 at December 31, 2024.
We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and meet our obligations under the Term Loan for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt, equity financing, or lines of credit to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs. We currently have an effective shelf registration statement, which allows us to issue, from time to time, up to $75,000 of any combination of our common stock, preferred stock, debt securities, warrants, or units.

Cash Flows
Following is a table with summary data from the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, as presented (in thousands).

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$11,627	$4,691
Net cash used in investing activities	(138)	(330)
Net cash used in financing activities	(5,350)	(2,087)
Net increase in cash and cash equivalents	$6,139	$2,274
Our operating activities provided $11,627 during the nine months ended September 30, 2025, compared with $4,691 in the same period in 2024. The net increase in net cash provided by operating activities was mainly attributable to a $20,144 increase in net income (loss). This was partially offset by a $3,528 decrease in noncash expense related to stock based compensation, a $3,810 decrease in cash flows from accounts receivable and a $3,037 decrease in cash flows from taxes receivable and payable.
Investing activities used $138 during the nine months ended September 30, 2025, compared with $330 in the same period in 2024. The decrease in net cash used in investing activities was mainly attributed to a decrease in capitalization of internally developed software.
Financing activities used $5,350 during the nine months ended September 30, 2025, compared with $2,087 in the same period in 2024. The increase in net cash used for financing activities was primarily related to the increase in repayments of long-term debt partially offset by a decrease in payments of withholding taxes on behalf of employees vesting in restricted stock units and an increase in the receipt of funds from the exercise of stock options.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09. We expect to adopt ASU 2023-09 for the annual period ending December 31, 2025, and the adoption will not materially affect our financial position or our results of operations, but the Company expects the adoption to result in additional disclosures.
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
In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-05.
In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), ASU No. 2025-06, Intangibles—Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This authoritative guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
Off-Balance Sheet Arrangements
From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of September 30, 2025, the Company had commitments with channel partners for future minimum payments of $9,609 that will be reflected in cost of revenues during the remainder of 2025 and years from 2026 through 2029. See Part I, Item 2. Financial Statements; Note 12 – Commitments and Contingencies.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to a previously identified material weakness in our internal control over financial reporting related to controls ensuring data received from third-party service organizations were complete and accurate.
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
Ongoing Remediation of Previously Identified Material Weakness
As previously disclosed, a material weakness in our internal control over financial reporting was identified which related to controls ensuring data received from third-party service organizations were complete and accurate.
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
b.If a SOC-1, Type 2 audit report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through inquiry and formalized substantive testing of such third-party’s control environment to ensure the data received are complete and accurate.
c.If the Company is unable to obtain a valid SOC-1, Type 2 audit report or perform substantive testing of such third-party’s control environment, the Company implements a third-party qualification and program triaging process, which could include modifying customer contracts, limiting the volume of activity with those third-parties, and establishing additional operational controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.
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
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the third quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).
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

OptimizeRx Corporation
Date: November 7, 2025
	By:	/s/ Stephen Silvestro
Stephen Silvestro
	Title:	Chief Executive Officer

OptimizeRx Corporation
Date: November 7, 2025
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial Officer and Chief Strategic Officer