Form 10-K
period 2025-12-31
OptimizeRx Corp
filed 2026-03-12
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $240,860,790
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,762,203 common shares as of February 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement, in connection with its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into PART III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that relate to future events and expectations and, as such, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our strategies, outlook, business and financial prospects, business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. Although OptimizeRx believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond OptimizeRx’s control.
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
Unless otherwise specified or the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “OptimizeRx,” or the “Company” refer to OptimizeRx Corporation and its subsidiaries on a consolidated basis.

SUMMARY OF RISK FACTORS

An investment in our Company is subject to a number of risks. Set forth below is a high-level summary of some, but not all, of these risks. You should review and carefully consider the risks and uncertainties described in more detail in “Part I, Item 1A. Risk Factors” of this Annual Report, which includes a more complete discussion of the risks summarized below as well as a discussion of other material risks related to our business and an investment in our securities.

Risks Related to Our Financial Position

•We have a history of losses, and may not be able to achieve profitability, or, if achieved, sustain profitability.
•We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all.
•Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
•Restrictions in our Term Loan could adversely affect our business, financial condition, results of operations, ability to make distributions, and the value of our securities.

Risks Related to Our Business: Our Industry, Operations, and Competition

•Seasonal trends in the pharmaceutical brand marketing industry could affect our operating results.
•Developing and implementing new and updated applications, features and services for our solutions may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.
•Any failure to offer high-quality customer support for our solutions may adversely affect our relationships with our customers and harm our financial results.
•We are dependent on a concentrated group of customers, and the loss of one or more of any of the pharmaceutical brands that purchase our solutions could cause our revenue to decline.

•If we are unable to maintain our contracts with electronic prescribing platforms and electronic health record systems, our business will suffer.
•Our agreements with eRx and EHR channel partners could be subject to audit.
•If we fail to attract new customers or retain and expand existing customers, our business and future prospects may be materially and adversely impacted.
•We expect to face increasing competition in the markets of our solutions.
•Developments in the healthcare industry could adversely affect our business.

Risks Related to Regulatory Matters

•Actual or perceived failures to comply with applicable laws and regulations that affect the healthcare industry, including data protection, privacy and security, fraud and abuse laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
•Our operations may be impacted by changes to current regulations and future legislation.
•If our customers, partners, and third-party providers fail to comply with the extensive and changing landscape of legal and regulatory requirements affecting the pharmaceutical and healthcare industries, they could face increased costs and/or penalties, which could lead to us losing business.
•If our customers’ drug prices are reduced as a result of MFN pricing initiatives or other similar regulations, our business could be adversely affected by our customers reducing their marketing and advertising spend.

Risks Related to Our Intellectual Property and Technology

•We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
•Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
•We may be unable to support our technology to further scale our operations successfully.
•Our business will suffer if our network systems fail or become unavailable.
•The use of AI technology in our operations and IT infrastructure could improve internal processes but could pose security risks and privacy risks; the use of AI technology also faces regulatory uncertainty and scrutiny given that AI technology is rapidly growing and evolving.

Risks Related to Managing Our Growth

•If we are unable to manage growth, our operations could be adversely affected.
•We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.
•Our acquisition activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

Risks Related to Inflation, Interest Rates, and Other Adverse Economic Conditions

•Interest rate increases may adversely affect our financial condition and results of operations.
•We could be subject to economic, political, regulatory and other risks arising from our international operations.
•Inflation, the current interest rate environment, and other adverse economic conditions may adversely affect our business, results of operations and financial condition.
•Impairment charges for goodwill or other long-lived assets may need to be recognized or increased as we shift our focus away from our non-core businesses, lose a major customer or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology.

•Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.
•Geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

General Risks Factors

•Our business and growth may suffer if we are unable to attract and retain members of our senior management team and other key employees.
•The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, prospects, financial condition, and operating results.

Risks Relating to Our Common Stock

•If a market for our common stock is not maintained, shareholders may be unable to sell their shares.
•The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.
•We do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our common stock.
•Certain provision of our articles of incorporation, bylaws and Nevada law may discourage takeover attempts and business combinations that shareholders might consider in their best interests.
•Actions of activist stockholders could be disruptive and costly and could adversely affect our results of operations, financial condition, and/or share price.

Risks Related to Being a Public Company

•We have identified a material weakness in our internal control over financial reporting. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our future financial statements.
•Conflicting views on environmental, social and governance matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

PART 1
Item 1. Business
General
OptimizeRx is a leading digital healthcare technology company that is redefining how life sciences brands engage with, market their services and products to, and support patients and healthcare providers. We leverage our proprietary technology solutions and partnerships to help our clients develop and execute highly individualized and targeted marketing campaigns to drive physician and patient engagement and to enhance patient care. OptimizeRx is a Nevada corporation and was founded in 2006 in Rochester, Michigan, as a healthcare technology company delivering various types of messages to target audiences, including coupons and co-pays directly to physicians and pharmacists through electronic health record (“EHR”) systems and ePrescribing (“eRx”) platforms. Over time, the demand for different types of communication and marketing solutions among life sciences organizations, healthcare professionals (“HCPs”), and patients led us to expand upon our initial solution to increase the variety of health-related information we deliver, as well as the platforms, technology, and audiences through, and to which we deliver.
By combining artificial intelligence (“AI”)-driven tools with our original financial messaging solution, we progressively enhanced our original financial messaging solution. Our current AI-enabled Dynamic Audience Activation Platform (“DAAP”) not only identifies precise HCP audiences but also estimates which HCPs will see brand eligible patients, and when such brand eligible patients will be seen.
After acquiring Healthy Offers, Inc. (d/b/a “Medicx” or “Medicx Health”) in 2023, we expanded our capabilities to include direct-to-consumer (“DTC”) marketing using our patent-protected Micro-Neighborhood® Targeting (“MNT”) solution. MNT uses de-identified claims data to identify and target not individual patients, but geographies in which eligible patients live, to better target audiences for brand manufacturers - a privacy-centric approach to audience creation. With the integration of DTC marketing, our life sciences brand customers now have expanded access across our omnichannel network to reach both HCP and patient audiences. Today, we offer diverse tech-enabled marketing solutions using sophisticated machine learning algorithms to find the best audience in the correct channels at the right time.
Customers are able to execute traditional marketing campaigns utilizing our proprietary digital point-of-care network, as well as dynamic DTC marketing campaigns that optimize audiences in real time to increase the value of treatment information for HCPs and patients. Connecting over two million U.S. healthcare providers and millions of their patients through an intelligent technology platform embedded within a proprietary omnichannel network, OptimizeRx helps life sciences organizations engage and support their customers.
Dollar figures are in thousands, except per share data and where the context indicates otherwise.
Business Strategy
In recent years, the life science industry has been moving a greater portion of its commercial spend away from legacy marketing methodologies and toward precision digital marketing. We believe our solutions are well tailored to capitalize on this shift in marketing practices, making our network and precision patient finding solutions highly valuable. As a result, we continue to prioritize innovation, customer centricity and delight, operational excellence, disciplined execution, developing stronger relationships with our valued business partners, and expanding our unique value proposition with our top-tier pharma customers. We believe these initiatives will drive the best performance for our customers and enable us to execute on a land and expand strategy with the life science industry.
Another core aspect of our value creation strategy is to to drive towards being recognized as a sustainable “Rule of 40” company within the next several years such that our combined annual revenue growth rate and adjusted EBITDA margin are 40% or higher. Like other companies aspiring to be a “Rule of 40” company, we understand the need to effectively balance growth with profitability. As we drive towards this ambitious financial goal, we plan to grow a re-occurring revenue component to our business as we look to convert our DAAP and MNT customers to a subscription-based model for the data component of our offerings. We believe this will improve our EBITDA margins over time while substantially enhancing the overall predictability of our revenue streams. We also believe this will enhance our ability to scale our business and more thoughtfully plan for profitable growth.

While we believe we are executing the right strategy to drive shareholder value, the Company Board of Directors (the “Board”) and management team understand the need to regularly review our strategy, assess it against a variety of opportunities that may create greater value, and ensure that the strategy we are executing is fully aligned with the best interests of our shareholders.
Industry Background
Life sciences organizations face a challenging commercial landscape. The life sciences industry is characterized by rapidly advancing science and technologies, intense competition, and a strong emphasis on differentiated products.
As a result, life sciences organizations have increasingly turned to technology solutions to support their commercial strategies. According to eMarketer, total pharmaceutical industry digital spend in the United States is now over $20 billion.
We believe significant opportunity exists to address the unmet needs of life sciences organizations as they relate to digital solutions, including omnichannel access to HCPs, for our customers’ biggest commercial challenges. These complex challenges include brand visibility to HCPs, which is impacted by a competitive drug environment with sales representatives losing time in front of prescribers, augmented by the amount of time the HCPs have to spend in front of computers and in the EHR. Further, EHRs do not often communicate with one another, creating interoperability issues resulting in HCPs not having all relevant patient information. In addition, expensive specialty medications are becoming more common and involve more complex diagnosis criteria - factors that contribute to substantial script abandonment by patients. Our solutions are designed to address these and other commercial challenges faced by our customers.
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
Our principal solutions can be summarized as follows:
Audience Development: DAAP and MNT
•Dynamic Audience Activation Platform generates dynamic audiences with predictive analytics via machine learning methods. DAAP identifies which potentially qualified patients and which HCPs to actively engage based on the patient’s care journey and disease progression. These dynamic audiences provide our manufacturing customers with more relevant and timely targets, generating a higher likelihood of impact.
•Micro-Neighborhood® Targeting creates consumer audiences using a patented privacy-first process. MNT looks for all patients expressing brand eligibility signals (covering more than 90% of the U.S. population), then scores over 35 million 9-digit zip codes based on the concentration of those signals to create a prioritized, yet de-identified audience. Geographies are automatically refreshed and prioritized regularly to maximize marketing relevance and precision. Our clients may then activate these audiences through a myriad of downstream DTC publishers, including, but not limited to programmatic Demand-Side Platforms (“DSPs”), connected television (“CTV”)/over-the-top (“OTT”), social media, addressable television (“ATV”), out-of-home (“OOH”), and programmatic audio (podcasts, apps, radio).
Audience Profiling: Profiler
•Our audience profiling solution, Profiler, provides insights into our customers' target consumers, identifying the most cost effective and engaging channels, partners, and strategies for our customers. Audience profiling enables clients to maximize marketing dollars, focusing on channels their targets are most likely to be consuming, and more specifically focusing on the media partners within those channels. This is critical to upfront planning as well as periodic analysis to ensure efficient use of marketing budgets.

Audience Activation and Media Execution
•Our primary media offering is banner messaging delivered to HCPs. Banner messages include brand messaging, therapeutic support messaging, affordability messaging, limited distribution drug information, and patient support program messaging. We can deliver these in a number of ways via our HCP point of care (“POC”) network (EHR systems and eRx platforms), programmatic social media, and programmatic display.
•With the acquisition of Medicx, our omnichannel solutions expanded further to offering media execution solutions to consumer audiences. To reach consumer audiences - brand eligible patients - we deliver messages via our consumer omnichannel network including through display programmatic CTV/OTT, programmatic social media, ATV, digital OOH, programmatic audio (podcasts, apps, radio), and email/direct mail.
Pharmacy Alerts
•Pharmacy Alerts improves the existing workflow for prescribing HCPs by informing them in real time about which pharmacies are able to dispense a patient’s prescription. Currently, HCPs typically see a list of pharmacies near their patients, sorted by proximity, without regard to whether each pharmacy carries the medication or is permitted to fill it (in case of a limited distribution drug). Pharmacy Alerts flags pharmacies that have the medication in stock and are able to fill the prescriptions, resulting in less frustration and added work for prescribing physicians, pharmacies and patients and less waiting time to get essential medications to the patients.
Financial Messaging
•Financial Messaging provides prescribers visibility to branded copay offers for patients directly within their EHR systems and eRx platforms. It allows prescribers to print or digitally send copay offer details to the dispensing pharmacy. Our solution addresses the fact that many healthcare systems and prescribers are looking for an easier, more effective way to increase affordable access to their prescribed branded medications.
Sales and Marketing
Our go-to-market strategy for the business aligns sales and marketing efforts while keeping customer engagement at the core. Engaging customers early, providing value throughout their journey, and nurturing long-term relationships drive sustainable growth and retention. Our sales, marketing and account management teams include over 50 individuals focused on awareness, adoption and expansion of data and technology solutions designed to address the digital engagement needs of life sciences brands and their agency partners.
DAAP, our patent pending patient-centric omnichannel engagement platform combines AI and human intelligence (“HI”), to determine the optimal time to engage patients and physicians. We synchronize HCP and DTC marketing across the programmatic and point-of-care channels to increase brand conversions, streamline therapy starts, and build stronger brand relationships. Our commercial team works to cultivate customer relationships. We use a number of methods to market and promote our solutions, including digital advertising, industry events, trade shows, conferences, media coverage, social media, and email.
Technology
Our proprietary technology platform enables us to curate privacy safe DTC audiences, dynamic HCP and DTC audiences, and effectively manage digital media campaigns for our advertiser clients (agencies, and manufacturer/brands) across our broad publisher partner network. Our platform consists of a unified data intelligence technology stack, multiple cloud-based data warehouses, and in-house applications and application programming interface layers. Collectively, this platform enables us with a collaborative environment for data engineering, data science, and machine learning, an efficient method to curate privacy safe DTC audiences, and a scalable means to manage both point-of-care media campaigns and the supply-side inventory request volume. For the management of point-of-care media campaigns, the platform integrates advanced features of a Supply-Side Platform (“SSP”), allowing us to provide seamless access to an expansive range of point-of-care inventory via our strategic partnerships. As an SSP, our platform enables us to manage and optimize our point-of-care network’s ad inventory, maximizing their revenue. On the demand side, our platform empowers our account and program managers to efficiently manage our customers’ campaign(s). Our technology is built on a scalable and secure architecture that supports high-performance data processing, real-time decisioning, and integration with publisher partners.

To support our growth and provide maximum security, scalability, and flexibility, all our systems, including from acquisitions, are now hosted and integrated in the cloud. Our technology development and systems management core team is in the U.S. and in Croatia, with contractors in India, Ukraine, the U.S., and Croatia, to provide bench depth, rich skills experience, and business economies. The teams are organized into Centers of Excellence focused on Product Development, Quality Assurance, Information Security, Data Warehousing, Business Intelligence, Platform Services, and Internal Systems Support. System enhancements are routinely a part of our annual plan to ensure high performance, high security, scalability, automation, and ease of maintenance. The enhancements we made in 2025 included system and framework upgrades, documentation of processes and procedures, security implementation for ongoing cybersecurity, Sarbanes-Oxley, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and customer security assessments, and in achieving both System and Organization Controls (“SOC”) 2 Type 1 and Type 2 certifications.
Major Customers
Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of customers. Although we have over 100 pharmaceutical manufacturers as customers, during the year ended December 31, 2025, our top five customers accounted for approximately 47% of our revenues. In 2025 and 2024, we had three customers and two customers, respectively, that represented over 10% of our revenues.
Competition
The competitive landscape within life sciences digital marketing is constantly evolving. Our solutions face competition from numerous other companies.
We compete broadly in the dynamic and ever-evolving pharmaceutical and life sciences digital marketing industry with healthcare data suppliers, health-focused demand-side platforms, and health-focused walled garden websites and web platforms, and advertising networks that aggregate traffic from multiple web sites or point-of-care platforms such as telehealth, EHR, eRx, physician practice management, health information exchanges (“HIE”), and site-based platforms within large health systems. Our competitors include large well-known companies with established names, solid market niches, and wide arrays of product offerings and marketing networks, many of which have greater financial, technical, product development, marketing and other resources than we do.
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
Intellectual Property
We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. Historically, we have created intellectual property or obtained intellectual property through commercial relationships and in connection with acquisitions.
We own patents that are important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 31, 2025, we held five patents and two pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent’s filing, subject to term adjustments made by the patent office.
In addition, we own registered trademarks in the United States and other countries. As of December 31, 2025, OPTIMIZERx, OPTIMIZEMD, CareSpeak, DIETWATCH, Innovate4Outcomes, SPRx, SPx, Specialty Express, TELAREP, Medicx, Micro-Neighborhood, and Geomedical Targeting are our registered trademarks.

We also have licenses to intellectual property for the use and sale of certain of our solutions. In addition, we obtain other intellectual property rights and/or licenses used in connection with our business when practical and appropriate.
Government Regulation
The healthcare industry and, in particular, our customers and partners are subject to U.S. federal, state and local laws and regulations, including those governing fraud, abuse, privacy and security. Additionally, we and certain of our customers are also subject to certain foreign laws and regulations, including without limitation those governing privacy and security and fair business practices. Many of these laws and regulations are complicated and how they might apply to us, our customers, our partners, or the specific services and relationships we have with our customers and partners are not always well-defined. Many states have enacted laws regulating the processing of personal information which may reduce demand for placing digital ads in general, especially when those ads relate to medications, medical products, or health conditions. Although our solutions address these laws by using publicly available information and by processing de-identified and aggregated information, and we use this data to target geographies rather than individuals, our customers and partners in the advertising industry remain subject to these regulatory pressures and may not process personal information in this same way. Our failure, or perceived failure, to accurately apply, or comply with, these laws and regulations could subject us to significant fines and liability, result in reputational harm, and adversely affect our business. Any new or amended laws or regulations that impose significant operational restrictions and compliance requirements may negatively impact our business. See Item 1A. Risk Factors for more information on the impact of Government Regulations on OptimizeRx.
Human Capital
As of December 31, 2025, we had 104 full-time employees and 1 part-time employee in the U.S, as well as 28 full-time employees in Croatia. None of our employees are represented by a labor union or collective bargaining agreement with respect to their employment with us. The majority of our employees work remotely and are geographically distributed across the United States and Croatia. We supplement our workforce with contractors in the United States and internationally, including in Croatia, India, and in the Ukraine, on an as-needed basis. We consider our relationship with our employees to be good and have not experienced any work stoppages.
We are dedicated to providing a supportive and respectful environment for our employees where everyone feels valued, and we celebrate both the difference and similarities among our people. We prioritize recruiting, retaining, and incentivizing a highly qualified, diverse workforce as the success of our Company is dependent on the skills, experience, and efforts of our employees. We believe that a skilled workforce not only improves a company’s performance but also contributes to overall employee satisfaction and enhances human capital. We have increased our focus on training and development for our current employees and have implemented a Learning Management System where current and future training modules will be presented and tracked for reporting purposes. We offer other learning and development opportunities and resources to support our employees in achieving and enhancing their development objectives. We equip our managers with the skills and tools to provide ongoing coaching and feedback so employees can maximize their performance and potential, delivering success for the Company and the employee.
We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Moreover, we believe our long-term incentives are structured in a manner to provide time-based vesting schedules that are retentive, and we incentivize select employees through the granting of stock-based awards and cash-based performance bonus awards.
Smaller Reporting Company
We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we may take advantage of certain reduced disclosure obligations available to smaller reporting companies, including the exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act of 2022, reduced disclosure about our executive compensation arrangements and the requirements to provide only two years of audited financial statements in our annual reports and registration statements. We will continue to be a “smaller reporting company” as long as (1) we have a public float (i.e., the market value of our common stock held by non-affiliates) of less than $250 million calculated as of the last business day of our most recently completed second fiscal quarter, or (2) our annual revenues are less than $100 million for our previous fiscal year and we have either no public float or a public float of less than $700 million as of the end of that fiscal year’s second fiscal quarter. Decreased disclosures in our filings with the Securities and Exchange Commission (“SEC”) due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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
On October 11, 2023, the Company acquired Healthy Offers, Inc. (d/b/a “Medicx” or “Medicx Health”), a Nevada corporation, in a merger transaction, resulting in Medicx becoming a wholly-owned subsidiary of the Company upon completion of the merger. On November 24, 2025, Medicx Health was merged into OptimizeRx Corporation.
We conduct certain of our operations through our wholly-owned subsidiary OptimizeRx d.o.o. (formerly known as CareSpeak Communications, d.o.o.), a controlled foreign corporation incorporated in Croatia.
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
Available Information
We are subject to the informational requirements of the Exchange Act and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. You can access and read our SEC filings through the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC are also available free of charge through the investor relations section of our website at www.optimizerx.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. From time to time, we also use multiple social media channels to communicate with the public about OptimizeRx. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage you to review the information we post on the social media channels listed on our investor relations website, if any.
Information contained on or accessible through the websites and social media channels referred to above is not incorporated by reference in, or otherwise a part of, this Annual Report on Form 10-K, and any references to these websites and social media channels are intended to be inactive textual references only.
Item 1A. Risk Factors
Risks Related to Our Financial Position
We have a history of losses, and may not be able to achieve profitability, or, if achieved, sustain profitability.
With the exception of 2021 and 2025, we have historically incurred losses as a result of investing in future growth. While we have increased revenues, we have not yet consistently achieved profitability due to these investments and non-cash expenses. Our ability to achieve consistent profitability depends on our ability to generate sales through our technology platform and advertising model, while maintaining reasonable expense levels. If we do not achieve sustainable profitability, it may negatively impact our ability to continue our operations.

We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all.
We may need to raise additional capital in the future, including to expand our operations and pursue our growth strategies, to respond to competitive pressures, or to meet capital needs in response to operating losses or unanticipated working capital requirements. If we are unable to raise capital in sufficient amounts on acceptable terms when needed, our ability to continue to operate our business and further expand our operations may be limited.

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends on our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends on, among other things, future operating performance, general economic conditions, competition, and legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. There is no assurance that our business will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition and material business operations.

Restrictions in our Term Loan could adversely affect our business, financial condition, results of operations, ability to make distributions, and the value of our securities.

The $40,000 term loan (the “Term Loan”) that the Company obtained in 2023 to partially finance the Medicx Health transaction, contains customary affirmative covenants, including, among others, covenants pertaining to the delivery of financial statements; certain financial covenants; notices of default and certain other material events; payment of obligations; preservation of corporate existence, rights, privileges, permits, licenses, franchises and intellectual property; maintenance of property and insurance and compliance with laws, as well as customary negative covenants, including, among others, limitations on the incurrence of liens and entering into capital leases, investments and indebtedness, mergers and certain other fundamental changes, dispositions of assets, restricted payments, changes in our line of business, and transactions with affiliates and burdensome agreements. These covenants could affect our ability to operate our business, increase the amount of interest expense we ultimately pay pursuant to the Term Loan, and may limit our ability to take advantage of potential business opportunities as they arise.

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

Additionally, changes in capital allocations and the timing of marketing spend by our customers could materially impact our operating results from quarter to quarter. Accordingly, revenues for any quarter are not necessarily indicative of revenues for any future period.
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

Once our solutions are implemented, our customers use our account management and support teams to resolve technical issues relating to our solutions. Increased demand for our support services may increase our costs without corresponding increases in revenue, which could adversely affect our operating results. Further, the sale of our solutions is highly dependent on the ease of use of our solutions, on our business reputation, and on favorable recommendations from our existing customers. Any failure to maintain high-quality and responsive customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, cause us to lose customers, adversely affect our ability to sell our solutions to prospective customers, and harm our business, operating results and financial condition.
We are dependent on a concentrated group of customers, and the loss of one or more of any of the pharmaceutical brands that purchase our solutions could cause our revenue to decline.
Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have over 100 pharmaceutical manufacturers as customers, and our revenues are concentrated in these customers. Our top five customers represented approximately 47% of revenue for the year ended December 31, 2025. In 2025 and 2024, respectively, we had three customers and two customers that represented over 10% of our revenues.
We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of these customers or groups of customers for any reason, a year over year reduction in sales of one or more of our larger customers, a change of relationship with any of our key customers, or a loss of one or more of any of the pharmaceutical brands that purchase our solutions, could cause a material decrease in our total revenues and could have a material impact on our operating results.
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

If we are unable to maintain our contracts with electronic prescribing platforms and electronic health record systems, our business will suffer.
We are reliant upon our contracts with leading eRx platforms and EHR systems to generate a portion of the revenues received from our customers. Such arrangements subject us to a number of risks, including the following:
•Our eRx and EHR channel partners may experience financial, regulatory or operational difficulties, which may impair their ability to focus on and fulfill their contract obligations to us;
•Legal disputes or disagreements, including regarding the ownership of intellectual property, may occur with one or more of our eRx and EHR channel partners and may lead to lengthy and expensive litigation or arbitration;
•Significant changes in an eRx and/or EHR channel partner’s business strategy may adversely affect such partner’s willingness or ability to satisfy obligations under any such arrangement;
•An eRx and EHR channel partner could terminate their partnership arrangements with us, which could negatively impact our ability to sell our solutions and achieve revenues; and
•The failure of an eRx or EHR channel partner to provide accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC. See Part II, Item 9A. “Controls and Procedures.”
We generated 62% and 57% of our revenue through our two largest channel partners in 2025 and 2024, respectively. As such, the inability to maintain one or more of these relationships could materially adversely impact our business.
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
We currently work with many leading pharmaceutical companies, medical device manufacturers, life sciences marketing agencies, and other companies. Consolidation of companies within the life sciences industry we serve, and more specifically within our customer base, may reduce the volume of solutions purchased by the consolidated customers following an acquisition or merger. Moreover, our relationships with customers or potential customers who are in competition with each other may adversely impact the degree to which other customers or potential customers buy or use our solutions. While we have experienced customer growth, this growth may not continue at the same pace in the future or at all. Achieving growth in our customer base may require us to engage in increasingly sophisticated and costly sales and marketing efforts that may not result in additional customers. We may also need to modify our solution set and/or pricing model to attract and retain such customers. If we fail to attract new customers or fail to maintain or expand existing relationships in a cost-effective manner, our business and future prospects may be materially and adversely impacted.
We expect to face increasing competition in the markets for our solutions.
The markets in which we operate are competitive, continually evolving and, in some cases, subject to rapid change, resulting in our solutions facing competition from numerous other companies. We compete for revenue from healthcare advertisers and sponsors (pharmaceutical manufacturers) with healthcare data suppliers, health-focused demand-side platforms, and health-focused walled garden websites and web platforms, and advertising networks that aggregate traffic from multiple web sites or point-of-care platforms such as telehealth, EHR, eRx, physician practice management, HIE, and site-based platforms within large health systems.
Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. Since there are no substantial barriers to entry into the markets in which we participate, we expect that competitors will continue to enter these markets and that competition in the industry will continue to increase. If we fail to differentiate ourselves from our competitors or to gain market share, our operating results and financial position may be negatively impacted.
Developments in the healthcare industry could adversely affect our business.
Most of our revenue is derived from pharmaceutical manufacturers and could be affected by changes affecting the broader healthcare industry, including decreased spending in the industry overall.
General reductions in expenditures by healthcare industry participants could result from, among other things:
•Government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;
•Government regulation prohibiting the use of coupons by patients covered by federally funded health insurance programs;
•Consolidation of healthcare industry participants;
•Reductions in governmental funding for healthcare; and
•Adverse changes in business or economic conditions affecting healthcare industry participants.
Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all the specific market segments that we serve now or may serve in the future. For example, the use of our solutions and services could be affected by:
•A decrease in the number of new drugs or medical devices coming to market; and
•A decrease in marketing expenditures by pharmaceutical or medical device companies.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH”), and the rules promulgated thereunder require certain entities, referred to as Covered Entities, to comply with established standards, including standards regarding the privacy and security of protected health information (“PHI”). HIPAA further requires that Covered Entities enter into agreements meeting certain regulatory requirements with their business associates, as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure. While we are not a Covered Entity, or a business associate, we process data that has been de-identified according to the expert determination method under HIPAA’s Privacy Rule. This requires us to take measures to prevent the re-identification of that data and to comply with HIPAA if that data is re-identified.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). Any data breach may subject us to civil fines and penalties, or regulatory orders, fines or sanctions under relevant state and federal privacy laws in the United States, including the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020 and was amended and expanded by the California Privacy Rights Act (the “CPRA”), which took effect on January 1, 2023, and other laws and regulations. Our failure, or the failure of our third-party vendors, to comply with applicable laws and regulations relating to data security and our involvement or the involvement of any of our third-party vendors in any data security incidents could result in legal claims and liability, obligations to report incidents to governmental agencies, regulatory investigations and penalties, and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.
Certain other laws and regulations such as federal and state anti-kickback and false claims laws may apply to us indirectly through our relationships with our customers and partners. Violations can result in considerable penalties and sanctions. If we are found to have violated, or to have facilitated the violation of such laws, we could be subject to significant penalties.
Our operations may be impacted by changes to current regulations and future legislation.
The current Executive Branch administration and regulatory agencies have proposed, and may propose additional, policy changes that create uncertainty for our business, our customers' businesses and the industries in which we operate, including for example, implementing restrictions on pharmaceutical DTC marketing.
The current U.S. administration, the U.S. Department of Health and Human Services (“HHS”) and the U.S. Food and Drug Administration (“FDA”) have recently announced an initiative intended to ensure transparency and accuracy in direct-to-consumer pharmaceutical advertisements through a series of reforms that have included and are expected to continue to include FDA rulemaking, additional enforcement action, and expanded regulatory oversight of digital and social media promotional activities. Failure to comply with applicable FDA requirements for advertising and promotional activities (including those that currently apply or may apply in the future to DTC advertising) may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties or other consequences that could have a significant commercial impact, including warning letters, civil and criminal fines, and agreements that materially restrict the manner in which a company promotes or distributes a drug. Any such failures could also cause significant reputational harm. The applicable regulations in countries outside the U.S. grant similar powers to the competent authorities and impose similar obligations on companies. This increased regulatory scrutiny could cause our customers to limit their use of DTC advertising, which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our customers’ operations, including those issued by the FDA, HHS, and the U.S. Federal Trade Commission. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process.

We cannot predict which additional measures may be adopted or the impact of current and additional measures on our business, or our customers’ businesses, which could have a significant impact on our business, financial condition and results of operations.
If our customers’ drug prices are reduced as a result of MFN pricing initiatives or other similar regulations, our business could be adversely affected.
The current Executive Branch administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and Center for Medicare & Medicaid Services (“CMS”), and related agencies. In May 2025, the Executive Branch administration issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers Most Favored Nation (“MFN”) price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. In December 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries.
At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.
We expect that additional federal and state healthcare reform measures will be adopted in the future. If our customers’ drug prices are reduced as a result of MFN pricing initiatives or other similar regulations, our business could be adversely affected by our customers reducing their marketing and advertising spend.
If our customers, partners, and third-party providers fail to comply with the extensive and changing landscape of legal and regulatory requirements affecting the pharmaceutical and healthcare industries, they could face increased costs and/or penalties, which could lead to us losing business.
The FDA, U.S. state licensure bodies, other healthcare regulators and other comparable agencies in other jurisdictions directly regulate many of the most critical business activities of our customers, partners, and third-party providers, including research and development for biotechnology and pharmaceutical development, and pharmaceutical advertising. States increasingly have been placing greater restrictions on the marketing and advertising practices of healthcare companies, particularly pharmaceutical companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulations, including claims asserting submission of incorrect pricing information, improper promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery or anti-corruption laws. Any failure to comply with applicable laws, rules and regulations may result in civil and/or criminal legal proceedings and lead to fines, damages, mandatory compliance programs and other sanctions and remedies that may materially affect the business, operations and reputations of our customers, partners and third-party providers which could adversely affect our business.
Risks Related to Our Intellectual Property and Technology
We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
Our business is dependent, in part, on our ability to innovate, and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, confidentiality and nondisclosure agreements and other measures, to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In the event a competitor or other party successfully challenges our solutions, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition. We cannot assure that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.
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
Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ extensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and user training and education), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, loss of income, litigation with customers and other parties, loss of trade secrets and other proprietary business data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. In addition, while we maintain insurance coverage, our insurance coverage for cyberattacks may not be sufficient to cover all the losses, liabilities and costs we may experience as a result of a cybersecurity incident, including any disruptions resulting from such an incident, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
The use of AI technology in our operations and IT infrastructure could improve internal processes, but could pose security risks and privacy risks; the use of AI technology also faces regulatory uncertainty and scrutiny given that AI technology is rapidly growing and evolving.
We have increased efficiency through adoption and use of AI, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings.
While we anticipate that we will continue to research and implement other potential AI-based technology solutions to both mitigate risk and increase automation in our environment, it is possible that bad actors and/or competitors will leverage AI solutions more effectively to either exploit vulnerabilities or take market share. Either outcome could negatively impact our business.
We are aware that generative AI tools may respond with inaccurate or fabricated information, introduce bias, or fail to provide traceability of source information.
The intellectual property risks associated with AI include uncertainties around the ownership of AI-generated works, potential infringement of existing patents and copyrights, unauthorized use of third-party data, and exposure of proprietary algorithms or trade secrets. If we fail to secure or maintain protection for the intellectual property rights in technologies developed using AI, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products or services, which could adversely affect our business, reputation, financial condition, or results of operations.
Dependence on AI systems or AI vendors means that any downtime or outages can disrupt business operations. Usage of our confidential data to train the AI models by us or our vendors could result in legal risk, especially if it involves customer data or our proprietary information.
There are significant and evolving risks involved in utilizing AI, and no assurance can be provided that our, our third-party vendors’ or service providers’ use of AI will enhance our, our third-party vendors’ or service providers’ products or services, or produce the intended results. The adoption and incorporation of such AI tools can lead to concerns around safety and soundness, fair treatment of consumers, and compliance with applicable laws and regulations. Moreover, the use or adoption of AI and machine learning in our technology may expose us to breach of a data or software license, website terms of service claims, claimed violations of privacy rights, or other tort claims. AI solutions may also be adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity breaches, service outages, or other similar incidents, or material performance issues.
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI technology and expose us to government enforcement or civil lawsuits. For example, certain states such as California, Colorado, and Utah have recently passed laws regulating the use of AI technology, which impose additional operational burdens and may require us to modify our product offerings that utilize AI technology in order to comply with these laws. Federal regulators have also issued guidance affecting the use of AI technology in regulated sectors. The current Executive Branch administration has endorsed a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” To date, these efforts have not resulted in federal preemption of state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.
In addition, the European Union (“EU”)’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, and most provisions of the legislation are scheduled to become effective on August 2, 2026. The AI Act, which may be amended or further clarified as part of the EU’s Digital Omnibus or related legislative initiatives, imposes significant obligations on providers and deployers of certain high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.
We expect these legislative trends to continue, and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to the use of AI technology continues to change, there may be an increase in our operational and development expenses that could impact our ability to utilize certain AI technology.
As the use of AI technology becomes more prevalent, we anticipate that it will continue to present new legal, reputational, technical, operational, ethical, competitive, and regulatory issues. We expect that our incorporation of AI technology in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products, services, and features to minimize potentially harmful, unintended or other adverse consequences, to comply with existing and new laws and regulations, to maintain or extend our competitive position, and to address any legal, reputational, technical, operational, ethical, competitive, and regulatory issues that may arise as a result of any of the foregoing. Our vendors may also incorporate AI technology tools into their offerings, and the providers of these AI technology tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Bad actors around the world are also using increasingly sophisticated methods, including the use of AI technology, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Additionally, our competitors or other third parties may incorporate AI technology into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As a result, the challenges presented with our use of AI technology may result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely affect our business, financial condition, and results of operations.
Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational or technological risks that may arise relating to the use of AI. We expect that our use of AI will require additional resources, including incurring additional costs to develop and maintain our products and solutions, to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing.
In contrast to the generative AI productivity tools described above, we develop and sell our proprietary DAAP that utilizes machine learning. There is risk that the market, our customers, and regulators may confuse our machine learning technology with unrelated generative AI products and agentic AI products that are more controversial or that are differently regulated, which could cause reputational harm.
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
We have acquired, and may in the future acquire, companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:
•our ongoing business may be disrupted, an acquisition may involve increased expenses, and our management's attention may be diverted by acquisition, transition, or integration activities;
•we may not further our business strategy as we expected;
•we may not realize anticipated synergies or other anticipated benefits of an acquisition or such synergies or benefits may take longer than anticipated to be realized;
•we may overpay for our investments, or otherwise not realize the financial returns contemplated at the time of the acquisition;
•integration with acquired operations or technology may be more costly or difficult than expected and such integration may not be successful;
•we may be unable to retain the key employees, customers and other channel partners of the acquired operation;
•we may not realize the anticipated increases in our revenues from an acquisition; and
•our use of cash to pay for acquisitions may limit other potential uses of our cash.

Risks Related to Inflation, Interest Rates, and Other Adverse Economic Conditions
Interest rate increases may adversely affect our financial condition and results of operations.
Borrowings under our Term Loan are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. As a result, our cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A one-percentage-point increase in the interest rates on outstanding borrowings under our Term Loan would have increased our interest expense by approximately $292 for the year ended December 31, 2025.
We could be subject to economic, political, regulatory and other risks arising from our international operations.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from, and incremental to, those in the United States. In addition to the risks that we face in the United States, our international operations in Croatia, may involve risks that could adversely affect our business, including:
•difficulties and costs associated with staffing and managing foreign operations;
•natural or man-made disasters, political, social and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•unexpected changes in regulatory requirements;
•less favorable foreign intellectual property laws;
•adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;
•fluctuations in currency exchange rates, which could impact expenses of our international operations and expose us to foreign currency exchange rate risk;
•profit repatriation and other restrictions on the transfer of funds;
•differing payment processing systems as well as use and acceptance of electronic payment methods, such as payment cards;
•new and different sources of competition; and
•different and more stringent user protection, data protection, privacy and other laws.
Our failure to manage any of these risks successfully could harm our international operations and our overall business, as well as results of our operations.
Inflation, the current interest rate environment, and other adverse economic conditions may adversely affect our business, results of operations and financial condition.
General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate fluctuations, tariffs, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products and solutions and exacerbate some of the other risks that affect our business, financial condition and results of operations. Domestic markets experienced significant inflationary pressures in 2024, and although inflationary pressures decreased to an extent in 2025, no assurance can be provided that such pressures will not increase again in the near or long term. Threats of multinational tariffs and retaliatory tariffs provide uncertainty as to heightened inflation in the domestic markets in the next twelve months. In an inflationary environment, we may experience increases in the prices of labor and other costs of doing business. Additionally, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected. The occurrence or perception of an economic slowdown or recession, or of a further increase in inflation, may have a negative impact on the global economy and may reduce customer demand for our products and services.
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
Impairment charges for goodwill or other long-lived assets may need to be recognized, lose a major customer or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology.
Annually, we evaluate goodwill and long-lived assets to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes to the business could indicate possible impairment. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any future impairment of our goodwill or long-lived assets could require us to record an impairment charge, which would negatively impact our results of operations. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value, we are unable to predict whether impairments of goodwill and other long-lived assets will occur in the future, and we can provide no assurance that continued conditions will not result in future impairments of these assets. For example, in 2023, the Company licensed certain technology to a customer under a two year agreement. Upon receiving notice that the contract would not be renewed in 2025, and as the Company no longer utilizes the underlying technology, the patents and tradenames associated with this technology were determined to be fully impaired. Accordingly, an impairment charge of $368 was recorded and included in impairment charges within the consolidated statements of operations for the year ended December 31, 2025. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation of the Years Ended December 31, 2025 and 2024 - Operating Expenses.”
Market conditions could adversely change and our earnings could decline resulting in charges to impair intangible assets, such as goodwill.
As a result of our various acquisitions, the consolidated balance sheet at December 31, 2025 contains goodwill of approximately $70,869 and intangible assets, net of approximately $40,796. We evaluate on an ongoing basis whether facts and circumstances indicate any impairment to the carrying value of indefinite-lived intangible assets such as goodwill. As circumstances after an acquisition can change, we may not realize the value of these intangible assets. During the years ended December 31, 2025 and 2024, we recorded impairment charges, related to goodwill, of approximately $0 and $7,489, respectively. The Company recorded impairment charges of $368 and $0 against the value of our intangible assets during the years ended December 31, 2025 and 2024, respectively. Any future impairment charges related to our goodwill or long-lived assets could require us to record additional impairment charges, which would negatively impact our results of operations.
Geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.
Our results of operations may be affected by the conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere in the world. The ongoing conflict between Russia and Ukraine have caused uncertainty in the credit markets and could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business.
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
Our stock price is subject to a number of factors, many of which are out of our control, including:
•Factors generally affecting the broader life-sciences, pharmaceutical, and digital marketing industries;
•Technological innovations or new solutions and services by us or our competitors;
•Government regulation of our solutions and services;
•The establishment of partnerships with other healthcare companies;
•Intellectual property disputes;
•Additions or departures of key personnel;
•Consolidation within the life sciences and pharmaceutical industries leading to fewer potential clients for our products and services;
•Sales of our common stock;
•Trading volume of our common stock;
•Our ability to execute our business plan;
•Operating results below or exceeding expectations;
•Our operating and financial performance and prospects;
•Loss or addition of any strategic relationship;
•General financial, domestic, international, economic, industry and other market trends or conditions; and
•Period-to-period fluctuations in our financial results.
Our stock price fluctuated widely in 2025, and may continue to fluctuate widely, as a result of any of the above. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price or liquidity of our common stock.
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
The Company is a Nevada corporation. Anti-takeover provisions in Nevada law, our articles of incorporation, and Fourth Amended and Restated Bylaws (our “bylaws”) could make it more difficult for a third-party to acquire control of us. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if the Company is sold. For example, our articles of incorporation provide that the Board may issue, without shareholder approval, preferred stock in one or more series, with such voting power, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue thereof adopted by the Board. Such a series of preferred stock could be designated in connection with the adoption by the Board of a shareholder rights plan. Pursuant to the provisions of Nevada Revised Statutes (“NRS”) §78.195(5), Nevada corporations are generally permitted to adopt shareholder rights plans without shareholder approval. In addition, our bylaws require shareholders to provide proper and timely advance notice of their intent to bring director nominations or other business before an annual meeting of shareholders, provide that the Company’s secretary is only required to call shareholder requested special meetings upon the written request of shareholders who together own of record not less than 50.1% of the capital stock of the Company issued and outstanding and entitled to vote at such meeting, shareholders cannot act by written consent and that directors may be removed by shareholders only with the approval of the holders of not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote at an annual or special meeting of the shareholders.
Nevada has a business combination law (NRS §78.411 through §78.444, inclusive) which prohibits certain business combinations between certain Nevada corporations and any person deemed to be an “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless the Board approves the combination in advance or thereafter by both the Board and 60% of the disinterested stockholders. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. This law generally applies to Nevada corporations with 200 or more stockholders of record. The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of the Board. Pursuant to NRS 78.434, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We have not made such an election in our original articles of incorporation, and we have not amended our articles of incorporation to so elect. The NRS also contains provisions governing the acquisition of a controlling interest in certain Nevada corporations. Nevada’s “acquisition of controlling interest” statutes (NRS §78.378 through §78.3793, inclusive) govern the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws will apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.
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

While we strive to maintain constructive communications with our stockholders, we may, from time to time, be subject to demands from activist stockholders. Any activist campaign against the Company that contests, conflicts with, or seeks to change, the Board composition, leadership, strategic direction, or business mix could have an adverse effect on us because: (i) responding to actions by activist stockholders could disrupt our operations, be costly or time-consuming, or divert the attention of the Board and senior management from their regular duties, which could adversely affect our results of operations or financial condition; (ii) perceived uncertainties as to our future direction, including as a result of possible changes to the composition of the Board, may lead to the perception of a change in the direction of the business or lack of continuity, any of which may be exploited by our competitors, cause concern to our customers, employees, and/or business partners and result in the loss of potential business opportunities, or make it more difficult to attract and retain qualified personnel and business partners, and may adversely affect our relationships with vendors, customers, business partners, and other third parties; (iii) these types of actions could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and (iv) if individuals are elected to the Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.
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
The Company has identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. To address such material weakness in the Company’s internal control over financial reporting, the Company performed additional analyses and other procedures to prepare the audited consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. For further discussion of the material weaknesses, see Item 9A, “Controls and Procedures.”
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
Certain stakeholders have pressured companies on initiatives relating to environmental, social and governance (“ESG”) matters, including environmental stewardship, social responsibility, and corporate governance. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, which in turn, are used by some investors to inform their investment and voting decisions. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and materially affect our business, reputation, results of operations, financial condition and stock price.
In recent years, “anti-ESG” sentiment has gained momentum across the United States, with several states and the federal government having proposed or enacted anti-ESG policies, legislation or initiatives, or issued related legal opinions. Additionally, the current Executive Branch administration’s initiatives and executive actions surrounding ESG and diversity, equity, and inclusion matters (“DEI”) may conflict with our stakeholder initiatives on such matters, which may cause us to experience conflicts between governmental regulations and stakeholder expectations which could impose additional costs on our business and negatively impact investor sentiment. The current Executive Branch administration also recently issued an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations, enforcement actions or litigation, sustaining reputational harm, and/or requiring certain investors to divest, or discouraging certain investors from investing in the Company.
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
Our information security program’s basis is a comprehensive set of policies and procedures covering various information security domains (collectively, “Information Security Policy”), including, but not limited to:
•Access control,
•Endpoint protection,
•Third-party oversight,
•Education, training, and awareness,
•Network security,
•Risk management,
•Incident response,
•Business continuity and disaster recovery,
•Data protection and privacy, and
•Other security domains.
Our risk management process is based on a standard methodology, and risks are identified based on:
•Annual risk assessments,
•Information on past incidents,

•Internal audits,
•Security penetration tests, and
•Other security assessments.
All risks are documented in a central Risk Register and tracked for mitigation and other treatment decisions.
Our information security program is audited annually against a well-known security framework, by an accredited third-party via the SOC 2 assessment, which covers the trust services criteria of security, confidentiality, privacy, and accessibility.
Our external audits and assessments identify and evaluate material risks from cybersecurity threats against our overall business objectives on a periodic basis and form the basis of internal reports, which are shared with the management team, the Audit Committee of the Board (“Audit Committee”), and the Board to evaluate our overall enterprise risk.
Our incident response program consists of an Incident Response Plan document and a cross-functional Incident Response Team, which are defined in our Information Security Policies. All workforce members are trained on incident reporting procedures, and there is a single point of contact for reporting all incidents. Incident response training is conducted annually, followed by a tabletop exercise. Our Incident Response Plan instructs personnel on how to notify our Incident Response Team in case of an incident. Our Vice President (“VP”) of Information Security is the point person for incident responses and coordinates mitigation and remediation of cybersecurity incidents. We log all incidents and response plans for purposes of internal documentation. We report critical incidents to the management team, the Audit Committee, and the Board.
Our VP of Information Security is responsible for implementing the Information Security Policy on a day-to-day basis along with the Security Committee (as defined in the Information Security Policy), which includes the heads of the following departments, at a minimum: Information Security, Technology, Compliance, Product Management, Internal Audit, and Legal.
We use third-party service providers to perform a variety of functions throughout our business, including, but not limited to infrastructure support and maintenance, customer relationship management, contract management, product development, data hosting, and miscellaneous finance and accounting projects. We assess our vendors with respect to cybersecurity risk according to the services provided, the sensitivity of the Information Systems at issue, and the provider’s identity. In appropriate cases, we will seek enhanced contractual obligations or guarantees related to cybersecurity on the service provider. Vendor risk assessments are performed before each vendor is engaged, and annual reviews are conducted to ensure vendors continue to meet security requirements.
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
To our knowledge, during 2025, there were no material cybersecurity incidents or threats that materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.
For more information on risks from cybersecurity threats that may materially affect the Company, see Item 1A. “Risk Factors”.
Governance
The Board’s oversight function includes cybersecurity risk management. The Board has three members with skills and experience in information security and cybersecurity through their experience as current and former executives of digital technology companies.

The Board has tasked the Audit Committee with overseeing the Company’s cybersecurity risk management processes and determining which threats are likely to impact the Company’s strategy, business operations, and financial condition.
Pursuant to its charter, the Audit Committee reviews the Company’s policies regarding information technology security and protection from cyber risks. In particular, the Audit Committee reviews with management the Company’s key IT Systems and evaluates the adequacy of the Company’s information security program, compliance, and controls.
Our cybersecurity risk assessment and management processes are implemented and maintained by our VP of Information Security, our Senior VP of Internal Controls, and the Security Committee. For strategic decisions regarding cybersecurity, our VP of Information Security consults with our Chief Technology Officer, our Chief Financial Officer, our Chief Legal Officer, and our VP of Compliance.
Our VP of Information Security is responsible for hiring appropriate personnel, performing vendor risk assessments, and communicating information security priorities to relevant personnel, so that we can build cybersecurity risk considerations into our business practices. Our VP of Information Security also plans related budgets, designs cybersecurity processes, and reviews security assessments and related reports.
Item 2. Properties
Currently, we do not own any real estate. As of December 31, 2025, we had operating leases for office space in four multi-tenant facilities. The leases include office spaces in Waltham, Massachusetts, Clarkston, Michigan, Scottsdale, Arizona, and Zagreb, Croatia. Our principal executive offices are located at 260 Charles Street, Waltham, Massachusetts 02453.

The lease in Waltham, Massachusetts expires July 31, 2026, and has a monthly rent with escalating payments of $5.8 to $6.8. The lease in Clarkston, Michigan expires November 30, 2027, and has a monthly rent of $2.5. The lease in Scottsdale, Arizona expires July 31, 2028, and has a monthly rent with escalating payments of $7.9 to $8.5. The lease in Zagreb, Croatia expires on June 30, 2028, but grants the tenant the option to terminate the lease with 30-day notice before each lease anniversary, and has a monthly rent of approximately $3.3.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4.1 Information About Our Executive Officers
The following information sets forth the names, ages, and positions of our executive officers as of March 12, 2026.

Name	Age	Positions and Offices Held
Stephen L. Silvestro	48	Chief Executive Officer
Marion Odence-Ford	61	General Legal & Administrative Officer
Edward Stelmakh	60	Chief Financial & Strategy Officer
Doug Besch	44	Chief Product & Technology Officer
Theresa Greco	53	Chief Commercial Officer
Brendan Merrell	41	Chief Operating Officer
Andrew D’Silva	40	Chief Business Officer
Set forth below is a brief description of the background and business experience of each of our current executive officers.

Stephen L. Silvestro
Mr. Silvestro was appointed the Chief Executive Officer in March 2025, after having served as Interim Chief Executive Officer commencing in January 2025. He joined the Company as Chief Commercial Officer in April 2019 and has since served as President from October 2023 until his appointment as interim Chief Executive Officer. Prior to joining the Company, Mr. Silvestro was with CCH® Tagetik, a Wolters Kluwer company that provides corporate performance management software solutions for planning, consolidation and reporting, as its Vice President and General Manager from January 2018 until April 2019. From April 2017 to January 2018, Mr. Silvestro was with Prognos Health, Inc., a healthcare data and analytics company, as its Chief Commercial Officer and, before that, from September 2007 to April 2017, he was with Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies, in various capacities with him last serving as Executive Vice President, Head of Global Sales.
Marion Odence-Ford
Ms. Odence-Ford was named the Chief Legal & Administrative Officer in August 2025. She joined the Company as General Counsel & Chief Compliance Officer in February 2021 and was appointed the Chief Legal Officer & Chief Human Resources Officer in January 2025, a position she held until her appointment as Chief Legal & Administrative Officer. From April 2013 to June 2020, Ms. Odence-Ford was Vice President & Deputy General Counsel at Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. From November 2004 to November 2012, Ms. Odence-Ford was Vice President & Associate General Counsel at CRA International, Inc. (d/b/a Charles River Associates), a global consulting firm that offers economic, financial, and strategic expertise to major law firms, corporations, accounting firms, and governments around the world. From May 2004 to November 2004, Ms. Odence-Ford was a member of the GTC Law Group, LLP, a law firm specializing in the business affairs of companies in the high tech and biotech industries. Prior to joining the GTC Law Group, Ms. Odence-Ford worked on the legal teams of Bank of America Corporation/Fleet Boston Financial Corporation from November 2002 to May 2004, and Akamai Technologies, Inc. from October 1999 to November 2002. Ms. Odence-Ford began her legal career in private practice at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC, where she advised public and private companies on corporate matters.
Edward Stelmakh
Mr. Stelmakh was named the Chief Financial & Strategy Officer in August 2025. He joined the Company as Chief Financial Officer & Chief Operations Officer in October 2021, a position he held until his appointment as Chief Financial & Strategy Officer. Prior to joining the Company, Mr. Stelmakh served as Senior VP, Chief Financial Officer and Chief Operating Officer of Otsuka America Pharmaceuticals Inc. (“Otsuka”), a US division of a Japanese global healthcare enterprise, since April 2020. Previously, he held various positions at Otsuka including Senior Vice President and Chief Financial Officer (December 2017 – March 2020) and Vice President and Chief Financial Officer (December 2015 – November 2017). From March 2010 to December 2015, Mr. Stelmakh worked at Covance, a division of LabCorp, Inc., as Vice President, Finance, Clinical Development and Commercialization Services. Prior thereto, Mr. Stelmakh held a variety of positions of increasing responsibilities at Johnson & Johnson, Sanofi-Aventis, Organon/Schering-Plough and Mylan.
Doug Besch
Dr. Besch was named the Chief Product & Technology Officer in January 2025. He joined the Company in May 2021 as Senior VP Product Strategy & Innovation and became the Company’s Chief Product Officer in October 2022. Prior to joining the Company, from January 2018 to May 2021, Dr. Besch was the Vice President over Payor and Market Access Solutions for Clarivate (previously Decision Resources Group (“DRG”)), a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies. Prior to Clarivate, from January 2012 to June 2017, Dr. Besch was a co-founder and the Chief Product Officer for Rx Savings Solutions, a company which helps members and payers reduce prescription drug costs through a combination of clinical technology, transparency, member engagement and concierge support. Prior to RxSavings Solutions, Dr. Besch practiced as a pharmacist for the Walgreens Boots Alliance corporation from 2007 through 2013.
Theresa Greco
Ms. Greco joined the Company in October 2023 as the Company’s Chief Commercial Officer with the Company’s acquisition of Healthy Offers, Inc. (“Medicx Health”), where Ms. Greco served as its President from August 2022 through October 2023. Prior to joining Medicx Health, Ms. Greco was at Prognos Health, Inc., a healthcare data and analytics company, from August 2018 to January 2022 as its Chief Commercial Officer where she led all aspects of product strategy, marketing, sales, and customer delivery. Prior to Prognos, Ms. Greco held the Chief Commercial Officer position at MediSpend, a global technology company focused on life sciences compliance solutions. From August 2010 through August 2017, Ms. Greco was with LexisNexis Healthcare through their acquisition of Health Market Science, where she held a variety of progressive executive positions including in Customer Success, Product Strategy, Commercial Strategy, and Sales that contributed to revenue growth and profitability that yielded a successful exit. Ms. Greco led the Life Sciences consulting group providing consultation and technology solutions to life sciences companies for master data management at Computer Sciences Corporation from April 2008 to August 2010. Prior to 2008, Ms. Greco held various positions at IQVIA and Pfizer.
Brendan Merrell
Mr. Merrell was named the Chief Operating Officer in August 2025. He joined the Company in February 2020 and has held various progressive senior management positions within commercial operations, including most recently serving as the Company's Senior VP, Client Strategy and Program Management from October 2023 through August 2025, Senior VP, Client Strategy from October 2021 through October 2023 and Senior VP, Patient Engagement from February 2020 through October 2021. Prior to joining the Company, from July 2011 through February 2020, Mr. Merrell was at Decision Resources Group, a multi-national corporation that provides high value global data solutions, analytics and consulting services to pharmaceutical, biotech, medical device, healthcare provider and payer, and managed care companies, in various capacities with him last serving as Head of Commercial Excellence.
Andrew D’Silva
Mr. D’Silva was appointed Chief Business Officer in August 2025. He joined the Company in September 2021 as Senior VP, Corporate Finance, overseeing financial planning and analysis and investor relations, a position he held until his appointment as Chief Business Officer. Since joining the Company, Mr. D’Silva has supported the Company’s merger and acquisition and other strategic activities in collaboration with senior leadership. Prior to joining the Company, from August 2016 through August 2021, Mr. D’Silva was a Senior Healthcare Research Analyst at B. Riley Securities, a full service, middle market investment bank and, from September 2012 through August 2016, he served as a Managing Director on the equity research team of Merriman Capital, Inc,, an investment banking firm. Mr. D’Silva began his career in the construction industry as a Project Manager, working closely with real estate development companies.

PART II
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “OPRX” on the Nasdaq Capital Market. At February 26, 2026, there were approximately 243 shareholders of record of our common stock.
We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, and other factors that the Board deems relevant.
For the information regarding our equity compensation plans, see PART III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities
On March 14, 2023, we announced that our Board had authorized the repurchase of up to $15,000 of our outstanding common stock. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. No shares were repurchased under the program during 2024. This stock repurchase authorization expired on March 12, 2024.
On March 5, 2026, the Company announced that its’ Board authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. This share repurchase authorization is effective on March 12, 2026 and expires on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached.
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
Overall, we employ a “land and expand” strategy focused on growing our existing customer base and generating greater and more consistent revenues in part through a continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary virtual communication solutions such as our patented Micro-Neighborhood® Targeting and our AI-powered DAAP, which uses sophisticated machine learning algorithms to find the best audiences in the correct channels at the right time.
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
Customer Concentration
Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have over 100 pharmaceutical manufacturers as customers, and our revenues are concentrated in these customers. Our top five customers represented approximately 47% and 49% of our revenue for the years ended December 31, 2025 and 2024, respectively. In 2025 and 2024, we had three customers and two customers, respectively, that represented more than 10% of our revenues. Loss or a year over year reduction in sales of one of more of our larger customers, or a loss of one or more of any of the pharmaceutical brands that purchase our solutions, could have a material negative impact on our operating results.
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
Key Performance Indicators
We monitor the following key performance indicators to help us evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions. We have updated the definition of “top 20 pharmaceutical manufacturers” in our key performance indicators to be based upon Fierce Pharma’s most updated list of “The top 20 pharma companies by 2024 revenue”. We previously used “The top 20 pharma companies by 2023 revenue”. As a result of this change, prior periods have been restated for comparative purposes.
Average revenue per top 20 pharmaceutical manufacturers. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by 20, representing the aforementioned pharmaceutical manufacturers highlighted on that list. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the average in 2025, as compared to 2024, is primarily the result of lower revenue in the overall top 20 client accounts, all of which are included in the average revenue per top 20 pharmaceutical manufacturer KPI calculation.

	Twelve Months Ended December 31
	2025	2024
Average revenue per top 20 pharmaceutical manufacturers (in thousands)	$2,838	$2,976
Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2024 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. This decrease in our percent of total revenue attributable to top 20 pharmaceutical manufacturers, in conjunction with the decrease in average revenue per top 20 pharmaceutical manufacturer discussed above, is due in part to a decrease in our activity with top 20 pharmaceutical manufacturers as well as the onboarding and growth of other customers that are not top 20 pharmaceutical manufacturers.

	Twelve Months Ended December 31
	2025	2024
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	52%	65%
Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. Net revenue retention declined in 2025 because the period ended December 31, 2025 did not include the inorganic benefit of the Medicx Health acquisition, while the comparable 2024 period benefited from its timing. The acquisition closed on October 12, 2023, resulting in the inclusion of Medicx Health revenue in the entire 2024 period but not in the full trailing twelve-month comparator period. Despite this, the Company achieved 116% net revenue retention driven by strong organic growth from existing customers.

	Twelve Months Ended December 31
	2025	2024
Net revenue retention	116%	121%
Revenue per average full-time employee. We define revenue per average full-time employee (“FTE”) as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee increased year over year due to revenue growing at a higher rate than the average number of FTEs over the last 12 month period.

	Twelve Months Ended December 31
	2025	2024
Revenue per average full-time employee (in thousands)	$839	$701

Results of Operations for the Years Ended December 31, 2025 and 2024
The following table sets forth, for the periods indicated, the dollar value and percentage of total return represented by certain items in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025		2024
Net revenue	$109,429	100.0%	$92,127	100.0%
Cost of revenues	35,834	32.7%	32,749	35.5%
Gross profit	73,595	67.3%	59,378	64.5%
Operating expenses	61,902	56.6%	73,084	79.3%
Income (loss) from operations	11,693	10.7%	(13,706)	(14.8)%
Other expenses	(4,743)	(4.3)%	(5,679)	(6.2)%
Income (loss) before provision for income taxes	6,950	6.4%	(19,385)	(21.0)%
Income tax expense	(1,818)	(1.7)%	(725)	(0.8)%
Net income (loss)	$5,132	4.7%	$(20,110)	(21.8)%
* Balances and percentage of total revenue information may not add due to rounding
Net Revenue
Our net revenue increased 19% to $109,429 for the year ended December 31, 2025 from $92,127 for the year ended December 31, 2024. The increase in net revenue was a result of the growth across all solutions, with the most significant drivers being DAAP and DTC related sales.
Cost of Revenues
Our total cost of revenues, composed primarily of revenue-share expense paid to our channel partners, increased for the year ended December 31, 2025 to $35,834 compared to $32,749 for the year ended December 31, 2024. Our cost of revenues as a percentage of revenue decreased to approximately 33% for the year ended December 31, 2025 from approximately 36% for the year ended December 31, 2024. This improvement in our cost of revenues as a percentage of revenue was primarily a result of solution and channel partner mix.
Gross Margin
Our gross margin, which is the difference between our revenues and our cost of revenues, divided by our revenues, increased for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to product and channel partner mix. Further, the increase in revenue year over year diluted the effect of certain fixed cost of revenues on gross margin.

Operating Expenses
Operating expenses decreased to $61,902 for the year ended December 31, 2025 from $73,084 for the year ended December 31, 2024, a decrease of approximately 15%. The detail by major category is reflected in the table below (in thousands).

	Year Ended December 31
	2025		2024
Stock-based compensation	$6,962		$11,467
Depreciation and amortization	4,327		4,329
Impairment charges	368	7,489	7,489
Transaction costs	—	243	243
Other general and administrative expense	50,245		49,556
Total operating expense	$61,902		$73,084
Stock-based compensation decreased to $6,962 for the year ended December 31, 2025 from $11,467 for the year ended December 31, 2024. The decrease in stock-based compensation expense primarily reflects changes in the Company’s stock price, which affects the grant-date fair value of awards. The Company’s stock price peaked in 2021, resulting in higher grant-date fair values for awards issued during that period. These higher-valued awards were generally amortized over a three-year vesting period, which concluded in 2024. In addition, stock-based compensation expense in the prior year included costs associated with awards granted to the former CEO, which were forfeited as of December 31, 2024.
Depreciation and amortization remained consistent at $4,327 for the year ended December 31, 2025 from $4,329 for the year ended December 31, 2024.
The Company recorded impairment charges of $368 against the value of our intangible assets the year ended December 31, 2025, whereas the Company recorded goodwill impairment in the amount of $7,489 in the year ended December 31, 2024. In 2023, the Company licensed certain technology to a customer under a two-year agreement. Upon receiving notice that the contract would not be renewed in 2025, and as the Company no longer utilizes the underlying technology, the patents and tradenames associated with this technology were determined to be fully impaired. Accordingly, an impairment charge of $368 was recorded and included in impairment charges. The 2024 amount represented the excess of the book value of the Company’s equity over the estimated fair value.
Transaction related costs for the year ended December 31, 2024 arose due to the acquisition of Medicx Health.
Other general and administrative expenses increased to $50,245 for the year ended December 31, 2025 from $49,556 for the year ended December 31, 2024. This increase is primarily a result of an increase in compensation expense. The increase reflects higher variable compensation tied to sales achievement and performance-based incentive plans aligned with our operating results. These increases were partially offset by cost savings realized across various expense categories as a result of ongoing efficiency initiatives.
Other income (expense)
Other income (expense) was comprised of the following (in thousands):

	Year Ended December 31
	2025	2024
Other income (expense)
Interest expense	$(5,294)	$(6,160)
Other income	198	152
Interest income	353	329
	$(4,743)	$(5,679)

Interest expense decreased to $5,294 for the year ended December 31, 2025 from $6,160 for the year ended December 31, 2024. Interest expense represents interest charges on our Term Loan, together with the amortization of the related issuance costs. The decrease is primarily a result of the decrease in the interest rate on the Term Loan and a lower average principal balance for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Interest income slightly increased to $353 for the year ended December 31, 2025 from $329 for the year ended December 31, 2024. The variability in interest income is a result of the fluctuation in interest rates as the balance in the Company's money market account has remained consistent.
Income tax expense
Income tax expense was $1,818, or an effective rate of 26.2%, for the year ended December 31, 2025 compared to an income tax expense of $725, or an effective rate of (3.7)%, for the year ended December 31, 2024. The utilization of previously reserved net operating losses reduced our tax rate for the year ended December 31, 2025. For further information, see Part II, Item 8. “Financial Statements; Note 15 — Income Taxes in the Consolidated Financial Statements.”
Net income (loss)
We had a net income of $5,132 for the year ended December 31, 2025 compared to a net loss of $20,110 for the year ended December 31, 2024. The reasons and specific components associated with the change are discussed above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. In addition, on October 11, 2023, the Company entered into a Term Loan of $40,000 in order to partially fund the acquisition of Medicx Health. As of December 31, 2025, the total principal balance outstanding on the Term Loan was approximately $26,290 and we were in compliance with all of the financial covenants of the Term Loan. Subsequent to December 31, 2025, the maturity date of the Term Loan was extended to October 11, 2029.
As of December 31, 2025, we had total current assets of $64,715, compared with current liabilities of $21,264, resulting in working capital of $43,451 and a current ratio of 3.0 to 1. This compares with a working capital balance of $35,317 and a current ratio of 2.9 to 1 at December 31, 2024. This increase in working capital, as discussed in more detail below, is primarily the result of a $9,985 increase in our cash and cash equivalents.
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
On March 5, 2026, the Company announced that its’ Board authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. This share repurchase authorization is effective on March 12, 2026 and expires on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached.
The Company’s repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The Company intends to finance the purchase using its available cash and cash equivalents. The Board may modify, suspend, extend or terminate the repurchase program at any time.
Cash Flows

Following is a table with summary data from the consolidated statements of cash flows for the years ended December 31, 2025 and 2024, as presented (in thousands).

	2025	2024
Net cash provided by operating activities	$18,715	$4,889
Net cash provided by (used in) investing activities	68	(450)
Net cash used in financing activities	(8,798)	(4,911)
Net increase (decrease) in cash and cash equivalents	$9,985	$(472)
Our operating activities provided $18,715 during the year ended December 31, 2025, compared with $4,889 during the year ended December 31, 2024. The net increase in net cash provided by operating activities was mainly attributable to a $25,243 increase in net income (loss). There was a 19% increase in revenue, increasing customer receipts while operating expenses remained relatively consistent. This was partially offset by a $7,120 decrease in noncash expense related to goodwill impairment and a $4,505 decrease in noncash expense related to stock based compensation.
Investing activities provided $68 during the year ended December 31, 2025, compared with investing activities used of $450 in the same period in 2024. The change in net cash provided by or used in investing activities was mainly attributed to a decrease in capitalization of internally developed software.
Financing activities used $8,798 during the year ended December 31, 2025, compared with $4,911 in the same period in 2024. The increase in net cash used for financing activities was primarily related to the repayment of long-term debt.
Term Loan

On October 11, 2023, we entered into a Financing Agreement (the “Financing Agreement”) which provided for the $40,000 Term Loan.

The outstanding principal amount of the Term Loan is repayable in quarterly installments on the last business day of each fiscal quarter, commencing on December 31, 2023, in an amount equal to 1.25% of the principal amount. The outstanding unpaid principal amount of the Term Loan, and all accrued and unpaid interest thereon, shall be due and payable on the earliest of (i) the fourth anniversary of the closing of the Financing Agreement and funding of the Term Loan and (ii) the date on which the Term Loan is declared due and payable pursuant to the terms of the Financing Agreement.  The Term Loan bears interest at a variable rate, which was 12.5% at December 31, 2025.

We incurred debt issuance costs of approximately $2,300, in connection with this Term Loan and made repayments of approximately $8,000 and $4,000 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, total obligations under the Term Loan were $26,290, with $4,255 of principal payments due over the next twelve months. We are subject to market risks arising from changes in interest rates which relate primarily to the Term Loan, which is variable rate debt. We estimate our potential additional interest expense over the next twelve months that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on our Term Loan would be approximately $263 on a pre-tax basis. See Part II, Item 8. “Financials Statements and Supplementary Data; Note 12 - Long Term Debt for additional information regarding the Term Loan.”
Other Contractual Obligations
We have obligations under our operating leases for office space. Total obligations under short and long-term operating leases were $458, with $213 due over the next twelve months. For details regarding short and long-term operating lease liabilities, see Part II, Item 8. “Financial Statements and Supplementary Data; Note 13 – Leases in the Consolidated Financial Statements.”
We have obligations under our former employee severance agreements. As of December 31, 2025, total obligations under former employee severance agreements were $225 over the next twelve months.
Off Balance Sheet Arrangements

From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of December 31, 2025, the Company had commitments with channel partners for future minimum payments of $29,761 that will be reflected in cost of revenues during the years from 2026 through 2030, with

$13,536 due over the next twelve months. See Part II, Item 8. “Financial Statements and Supplementary Data; Note 16 – Commitments.”
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. See Part II, Item 8. “Financial Statements and Supplementary Data; Note 2 - Summary of Significant Accounting Policies”, for a discussion of significant accounting policies. Actual results may differ materially from these estimates due to different assumptions or conditions. The following areas all require the use of subjective or complex judgments, estimates and assumptions:
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
The Company’s contracts generally all have terms of less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services.
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year's sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For each of the years ended December 31, 2025 and 2024, there were two contracts with customers that included a rebate clause.
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
In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the HCP marketing business and customer base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk, we record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of revenues.
Cost of Revenues
Cost of revenues includes primarily revenue-share expense and data acquisition costs. Cost of revenues does not include depreciation and amortization which is listed separately on the consolidated statements of operations. Based on the volume of transactions that are delivered through a channel partner network, we provide a revenue-share to compensate the channel partner for its promotion of the campaign. Revenue-shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue-share to ConnectiveRx as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. As our solution mix has expanded and our revenues have grown, financial messaging has become a smaller percentage of our revenues and these payments to ConnectiveRx, a smaller portion of our revenue-share. The contractual amount due to the channel partners is recorded as an expense at the time the message is distributed. Data acquisition costs consist primarily of the costs to acquire data through flat-fee data licensing agreements. Data acquisition costs are amortized over the period for which we have access to the data.
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
The Company recorded impairment charges of $368 and $0 against the value of our intangible assets during the years ended December 31, 2025 and 2024, respectively.
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
For the year ended December 31, 2025, our annual review determined there was no impairment as our single reporting unit had a fair value in excess of its carrying value.
During the third quarter of 2024, the Company experienced a Triggering Event due to a sustained decline in its stock price and overall market capitalization. Accordingly, the Company conducted a quantitative impairment test of its goodwill at September 30, 2024. The Company estimated the implied fair value of its goodwill using a combination of a market approach and income approach. A noncash charge of $7,489, representing the amount by which the Company’s book value exceeds its estimated fair value, was recorded as a goodwill impairment in the year ended December 31, 2024. The valuation was repeated as of December 31, 2024 and it was determined that the Company’s single reporting unit was exactly equal to its carrying value at December 31, 2024.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard was effective for the Company’s fiscal year beginning January 1, 2024 and the Company elected to apply the standard prospectively. The requirements of this ASU are disclosure-related and the adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard was effective for the Company’s fiscal year beginning January 1, 2025 and the Company elected to apply the standard prospectively. The requirements of this ASU are disclosure-related and the adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows. See Part II, Item 8. “Financial Statements; Note 15 — Income Taxes in the Consolidated Financial Statements for additional disclosures.”
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
In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the practical expedient of ASU 2025-05 on October 1, 2025 and elected to apply the standard prospectively. The adoption had no material impact on its consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID: 1195);
F-3	Consolidated Balance Sheets as of December 31, 2025 and 2024;
F-4	Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024;
F-5	Consolidated Statement of Changes in Stockholders’ Equity for the Year Ended December 31, 2025;
F-6	Consolidated Statement of Changes in Stockholders’ Equity for the Year Ended December 31, 2024;
F-7	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024; and
F-8	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
OptimizeRx Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OptimizeRx Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Sates of America.
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

/s/ UHY LLP
Sterling Heights, Michigan March 12, 2026

OPTIMIZERX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$23,365	$13,380
Accounts receivable, net of allowance for credit losses of $260 and $335 at December 31, 2025 and 2024, respectively	37,752	38,212
Taxes receivable	752	—
Prepaid expenses and other	2,846	2,379
Total current assets	64,715	53,971
Property and equipment, net	106	150
Other assets
Goodwill	70,869	70,869
Patent rights, net	4,586	5,517
Technology assets, net	6,870	8,180
Tradename and customer relationships, net	29,340	31,819
Operating lease right-of-use assets	404	366
Security deposits and other assets	28	296
Total other assets	112,097	117,047
TOTAL ASSETS	$176,918	$171,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,255	$2,000
Accounts payable	1,636	2,156
Accrued expenses	11,591	8,486
Revenue share payable	3,086	5,053
Taxes payable	—	318
Current portion of lease liabilities	193	168
Deferred revenue	503	473
Total current liabilities	21,264	18,654
Non-current liabilities
Long-term debt, net	21,421	30,816
Lease liabilities, net of current portion	234	209
Deferred tax liabilities, net	5,705	4,491
Total liabilities	48,624	54,170
Commitments and contingencies (See Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,500,986 and 20,194,697 shares issued at December 31, 2025 and 2024, respectively	20	20
Treasury stock, $0.001 par value,1,741,397 shares purchased at December 31, 2025 and 2024	(2)	(2)
Additional paid-in-capital	207,512	201,348
Accumulated deficit	(79,236)	(84,368)
Total stockholders’ equity	128,294	116,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,918	$171,168
The accompanying notes are an integral part of these financial statements.

OPTIMIZERX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Net revenue	$109,429	$92,127
Cost of revenues, exclusive of depreciation and amortization presented separately below	35,834	32,749
Gross profit	73,595	59,378

Operating expenses
Stock-based compensation	6,962	11,467
Impairment charges	368	7,489
Depreciation and amortization	4,327	4,329
Other general and administrative expenses	50,245	49,799
Total operating expenses	61,902	73,084
Income (loss) from operations	11,693	(13,706)
Other income (expense)
Interest expense	(5,294)	(6,160)
Other income	198	152
Interest income	353	329
Total other expenses, net	(4,743)	(5,679)
Income (loss) before provision for income taxes	6,950	(19,385)
Income tax expense	(1,818)	(725)
Net income (loss)	$5,132	$(20,110)
Weighted average number of shares outstanding – basic	18,555,343	18,292,935
Weighted average number of shares outstanding – diluted	18,998,463	18,292,935
Income (loss) per share – basic	$0.28	$(1.10)
Income (loss) per share – diluted	$0.27	$(1.10)
The accompanying notes are an integral part of these financial statements.

OPTIMIZERX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2025
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	20,194,697	$20	(1,741,397)	$(2)	$201,348	$(84,368)	$116,998
Stock-based compensation expense
Options	—	—	—	—	2,826	—	2,826
Restricted stock	—	—	—	—	4,136	—	4,136
Issuance of common stock:
For stock options exercised	23,807	—	—	—	352	—	352
For restricted stock units vested, net of cancelled units	282,482	—	—	—	(1,150)	—	(1,150)
Net income for the year	—	—	—	—	—	5,132	5,132
Balance, December 31, 2025	20,500,986	$20	(1,741,397)	$(2)	$207,512	$(79,236)	$128,294
The accompanying notes are an integral part of these financial statements.

OPTIMIZERX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	19,899,679	$20	$(1,741,397)	$(2)	$190,793	$(64,258)	$126,553
Stock-based compensation expense
Options	—	—	—	—	4,783	—	4,783
Restricted stock	—	—	—	—	6,683	—	6,683
Issuance of common stock:
For restricted stock units vested, net of cancelled units	295,018	—	—	—	(911)	—	(911)
Net loss for the year	—	—	—	—	—	(20,110)	(20,110)
Balance, December 31, 2024	20,194,697	$20	(1,741,397)	$(2)	$201,348	$(84,368)	$116,998
The accompanying notes are an integral part of these financial statements.

OPTIMIZERX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
OPERATING ACTIVITIES:
Net income (loss)	$5,132	$(20,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,327	4,329
Impairment charges	368	7,489
Bad debt expense	—	208
Stock-based compensation	6,962	11,467
Amortization of debt issuance costs	1,110	835
Change in:
Accounts receivable	460	(2,168)
Prepaid expenses and other assets	(467)	811
Accounts payable	(520)	(72)
Revenue share payable	(1,967)	(453)
Accrued expenses and other liabilities	3,374	1,053
Operating lease liabilities	12	—
Taxes receivable and payable	(1,070)	—
Deferred tax liabilities	1,214	1,449
Deferred loan fees	(250)	(250)
Deferred revenue	30	301
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,715	4,889

INVESTING ACTIVITIES:
Purchases of property and equipment	(58)	(112)
Capitalized software development costs	126	(338)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	68	(450)

FINANCING ACTIVITIES:
Repayment of long-term debt	(8,000)	(4,000)
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(1,150)	(911)
Proceeds from exercise of stock options, net of cash paid for withholding taxes	352	—
NET CASH USED IN FINANCING ACTIVITIES	(8,798)	(4,911)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,985	(472)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,380	13,852
CASH AND CASH EQUIVALENTS – END OF PERIOD	$23,365	$13,380
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,184	$6,203
Cash paid for income taxes	$1,760	$161

The accompanying notes are an integral part of these financial statements.

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS
The accompanying consolidated financial statements include OptimizeRx Corporation and its wholly owned subsidiaries (collectively, “OptimizeRx”, the “Company”, “we”, “our”, or “us”).
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
Principles of Consolidation
The financial statements reflect the consolidated results of OptimizeRx Corporation, a Nevada corporation, and its wholly owned subsidiaries: Healthy Offers, Inc., a Nevada corporation, and OptimizeRx d.o.o. (formerly known as CareSpeak Communications d.o.o.), a controlled foreign corporation incorporated in Croatia. Collectively, these companies are referred to as “OptimizeRx” or the “Company.” All material intercompany transactions have been eliminated.
Segment Reporting
We operate in one reportable segment and use consolidated net income (loss) as our measure of segment profit and loss. Overall, our business involves connecting life sciences companies to patients and providers. We have a common customer base of life sciences customers geographically located in the U.S. for all of our solutions, which primarily focus on all communications between our life sciences customers and with healthcare providers or patients. We do not prepare separate internal income statements by solution, as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”). The CODM allocates resources and assesses performance of the business and other activities at the operating segment level. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the consolidated statements of operations as consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets.
The CODM uses consolidated net income (loss) to evaluate the income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) in

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation. The CODM also regularly reviews the consolidated statements of operations for segment expenses, of which the significant expenses are related to cost of revenues, exclusive of depreciation and amortization, and operating expenses. Since we operate as a single reportable segment, the measure of segment profit or loss and related financial information are consistent with the amounts presented in the consolidated financial statements.
Reclassifications
Certain items in the previous year financial statements have been reclassified to match the current year presentation.
Foreign Currency
The Company’s functional currency is the U.S. dollar, however it pays certain expenses related to its foreign subsidiary in Croatia in the local currency, which is the Euro. All transactions are recorded at the exchange rate at the time of payment. If there is a time lag between the time of recording the liability and the time of payment, a gain or loss is recorded in the consolidated statements of operations due to any fluctuations in the exchange rate.
Cash and Cash Equivalents
Cash equivalents include items almost as liquid as cash, comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with ASC 321-10, Investments - Equity Securities, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy.
Investments
We account for marketable securities in accordance with ASC 320, Investments - Debt Securities, which require that certain debt securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading securities, and depending upon the classification, value the security at amortized cost or fair market value.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. The Company does not seek collateral to secure its accounts receivable, and amounts billed are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for credit losses. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectability of these receivables or reserve estimates. If current economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.
The Company’s customers are primarily large well-capitalized companies, and historically there has been very little bad debt expense. Provision for credit losses was $0 and $208 for the years ended December 31, 2025 and 2024, respectively. The allowance for credit losses was $260 and $335 as of December 31, 2025 and 2024, respectively.
The changes in the allowance for credit losses in each of the years ended December 31, 2025 and 2024, were as follows:

	2025	2024
Balance at beginning of year	$335	$239
Provision for credit losses	—	208
Write-offs	(75)	(112)
Balance at end of year	$260	$335
From time to time, we may record revenue based on our revenue recognition policies described below in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $3,943, and $3,241, at December 31, 2025 and 2024, respectively.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
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
Long-lived assets, such as property and equipment, and amortizing intangible assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows expected to be generated by the asset, or asset groups, to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted basis, an impairment is recognized to the extent fair value exceeds carrying value. Determining the extent of impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals, as appropriate, to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

We recorded impairment charges of $368 and $0 against the value of our intangible assets during the years ended December 31, 2025 and 2024, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets of an acquired business.
Goodwill is assessed for impairment at least annually as of December 31 of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
of its carrying value, the related goodwill is not impaired. If the fair value is less than carrying value, an impairment charge is recognized, equivalent to the amount that the carrying value exceeds the fair value.
We recorded impairment charges of $0 and $7,489 against the value of our goodwill during the years ended December 31, 2025 and 2024, respectively.
Revenue Recognition
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
The Company’s contracts generally all have terms of less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services. The net contract balance for contracts in progress at December 31, 2025 and 2024 was $5,615 and $4,288, respectively. The outstanding performance obligations are expected to be satisfied during the year ended December 31, 2026.
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year's sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For each of the years ended December 31, 2025 and 2024, there were two contracts with customers that included a rebate clause.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
instances where our contracts include Software as a Service, the revenue is recognized over the subscription period as services are delivered to the customer.
In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the HCP marketing business and customer base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk, we record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of revenues. The amount of revenue recognized on a net basis was $13,642 and $10,999 for the years ended December 31, 2025 and 2024, respectively.
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

	2025	2024
Revenue recognized over time	$109,214	$85,469
Revenue recognized at a point in time	215	6,658
Total revenue	$109,429	$92,127
Cost of Revenues
Cost of revenues includes primarily revenue-share expense and data acquisition costs. Cost of revenues does not include depreciation and amortization, which is listed separately on the statements of operations. Based on the volume of transactions that are delivered through a channel partner network, we provide a revenue-share to compensate the channel partner for its promotion of the campaign. Revenue-shares are a negotiated percentage of the transaction fees and can also be specific to special considerations and campaigns. In addition, we pay revenue-share to ConnectiveRx as a result of a 2014 legal settlement in an amount equal to the greater of 10% of financial messaging distribution revenues generated through our integrated network, or $0.37 per financial message distributed through our integrated network. As our solution mix has expanded and our revenues have grown, financial messaging has become a smaller percentage of our revenues and these payments to ConnectiveRx, a smaller portion of our revenue-share. The contractual amount due to the channel partners is recorded as an expense at the time the message is distributed. Data acquisition costs consist primarily of the costs to acquire data through flat-fee data licensing agreements. Data acquisition costs are amortized over the period for which we have access to the data.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
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
Concentration of Credit Risks
The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of December 31, 2025 and 2024, the Company had $22,980 and $12,973, respectively, in cash balances in excess of federally insured limits, primarily at Bank of America.
Research and Development
The Company expenses research and development expenses as incurred. There was no research and development expense for the years ended December 31, 2025 and 2024.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs, included in Other general and administrative expenses, were $454 and $1,049, for the years ended December 31, 2025 and 2024, respectively.
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
For options, fair value is estimated using the Black-Scholes option pricing model that uses the following assumptions. Estimated volatilities are based on the historical volatility of the Company’s common stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk-free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future. Forfeiture rate is assumed to be zero and recognized as incurred.

	2025	2024
Expected dividend yield	0%	0%
Risk free interest rate	3.66% - 4.01%	3.52% - 4.59%
Expected option term	3.5 years - 4.0 years	3.5 years
Turnover/forfeiture rate	0%	0%
Expected volatility	75% - 78%	66% - 72%
Weighted average grant date fair value	$8.99	$2.89

The Black-Scholes option valuation model has limitations on its effectiveness, including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and it requires the use of highly subjective assumptions, such as expected stock price volatility. The Company’s stock options have

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.
Earnings (Loss) Per Common and Common Equivalent Share
Basic earnings (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per common share is based on the basic weighted average number of shares outstanding during the year plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the year. The number of common shares issuable upon the exercise of certain awards that were included in the diluted earnings per common share calculation in 2025 was 288,639 related to options, and 154,481 related to restricted stock units, for a total of 443,120. The number of common shares potentially issuable upon the exercise of certain awards that were excluded from the diluted loss per common share calculation in 2024 was 212,798 related to options, and 78,203 related to restricted stock units, for a total of 291,001, because they are anti-dilutive, as a result of the net loss incurred in the year ended December 31, 2024.
The computation of weighted average shares outstanding and the basic and diluted earnings (loss) per common share for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31, 2025
	Net Income	Shares	Per Share Amount
Basic EPS	$5,132	18,555,343	$0.28
Effect of dilutive securities	—	443,120	—
Diluted EPS	$5,132	18,998,463	$0.27

	Year Ended December 31, 2024
	Net Income (Loss)	Shares	Per Share Amount
Basic EPS	$(20,110)	18,292,935	$(1.10)
Effect of dilutive securities	—	—	—
Diluted EPS	$(20,110)	18,292,935	$(1.10)
Recently Issued Accounting Guidance
In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard was effective for the Company’s fiscal year beginning January 1, 2024 and the Company elected to apply the standard prospectively. The requirements of this ASU are disclosure-related and the adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard was effective for the Company’s fiscal year beginning January 1, 2025 and the Company elected to apply the

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
standard prospectively. The requirements of this ASU are disclosure-related and the adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.
In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted the practical expedient of ASU 2025-05 on October 1, 2025 and elected to apply the standard prospectively. The adoption had no material impact on our consolidated financial position, results of operations, or cash flows.
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
NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
At December 31, 2025 and December 31, 2024, we recorded $8,659 and $8,300, respectively, of money market funds at approximate fair value.

NOTE 4 - INVESTMENT SECURITIES

There were no investment securities held at December 31, 2025 and 2024.

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
NOTE 5 – PREPAID EXPENSES
Prepaid expenses consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Revenue share and exclusivity payments	$1,208	$1,213
Software	428	397
Insurance	226	239
Advertising and marketing	293	132
Benefits	179	150
Other	512	248
Total prepaid expenses	$2,846	$2,379
NOTE 6 – PROPERTY AND EQUIPMENT
The Company owned equipment recorded at cost, which consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Computer equipment	$403	$354
Furniture and fixtures	54	54
	457	408
Less accumulated depreciation	351	258
Property and equipment, net	$106	$150
Depreciation expense was $102 and $111 for the years ended December 31, 2025 and 2024, respectively.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
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
The Company performed the annual goodwill impairment test as of December 31, 2025. After completing testing, it was determined that the fair value of the Company’s single reporting unit was greater than its carrying value and no further impairment to goodwill was recorded for the year ended December 31, 2025.
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
The fair value of any reporting units, used in the annual assessments in 2025 and 2024, is classified as Level 3 measurements within the fair value hierarchy due to significant unobservable inputs, such as discount rates, projections of revenue, cost of revenue and operating expense growth rates, long-term growth rates and income tax rates.
Changes in the carrying amount of goodwill on the consolidated balance sheets consist of the following:

Balance January 1, 2024	$78,358
Acquisitions	—
Impairments	(7,489)
Balance January 1, 2025	$70,869
Acquisitions	—
Impairments	—
Balance December 31, 2025	$70,869
Intangible Assets
Intangible assets included on the consolidated balance sheets consist of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$6,838	$2,252	$4,586	6.8
Technology assets	9,585	2,715	6,870	7.0
Other intangible assets
Non-compete agreements	1,093	1,093	—	0.0
Customer relationships	34,923	5,583	29,340	12.6
Total other	36,016	6,676	29,340
Total intangible assets	$52,439	$11,643	$40,796

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$7,164	$1,647	$5,517	7.7
Technology assets	9,711	1,531	8,180	7.5
Other intangible assets
Tradename	134	12	122	9.7
Non-compete agreements	1,093	1,093	—	0.0
Customer relationships	34,923	3,226	31,697	13.6
Total other	36,150	4,331	31,819
Total intangible assets	$53,025	$7,509	$45,516
Intangibles are being amortized on a straight-line basis over the following estimated useful lives.

Patents	15 – 17 years
Tradenames	15 years
Non-compete agreements	2 – 4 years
Customer relationships	8 years
Technology assets	3 – 10 years
The Company recorded impairment charges of $368 and $0 against the value of our intangible assets during the years ended December 31, 2025 and 2024, respectively. In 2023, the Company licensed certain technology to a customer under a two-year agreement. Upon receiving notice that the contract would not be renewed in 2025, and as the Company no longer utilizes the underlying technology, the patents and tradenames associated with this technology were determined to be fully impaired. Accordingly, an impairment charge of $368 was recorded and included in impairment charges within the consolidated statements of operations.
The Company recorded amortization expense of $4,225 and $4,218 in the years ended December 31, 2025 and 2024, respectively. Expected future amortization expense of the intangibles assets as of December 31, 2025 is as follows:

Year ended December 31,
2026	$4,156
2027	3,857
2028	3,709
2029	3,676
2030	3,676
Thereafter	21,722
Total	$40,796
NOTE 8 – DEFERRED REVENUE
The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy discussed in Note 2. Deferred revenue was $503 and $473 as of December 31, 2025 and 2024,

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)
respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity in the deferred revenue account for the year ended December 31, 2025.

Balance January 1, 2025	$473
Revenue recognized	(19,011)
Amount collected	19,041
Balance December 31, 2025	$503
Following is a summary of activity in the deferred revenue account for the year ended December 31, 2024.

Balance January 1, 2024	$172
Revenue recognized	(18,204)
Amount collected	18,505
Balance December 31, 2024	$473
NOTE 9 – RELATED PARTY TRANSACTIONS
Related party transactions include transactions between the Company and its stockholders, management, or affiliates. The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former Chief Executive Officer (“CEO”), in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in patents rights on the consolidated balance sheets as of December 31, 2025.
Jim Lang, one of our Board Members, in 2025, was the CEO of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers from which we generate revenue, such as agencies or resellers. During the years ended December 31, 2025 and 2024, we have recognized $922 and $375, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of life science customers of theirs. The contracts are at market rates and were generated in the normal course of business.
William J. Febbo, former Chief Executive Officer of OptimizeRx, was appointed to LifeMD’s board of directors during Q2 2023. During the year ended December 31, 2024, there was revenue in the amount of $434 from contracts engaged with LifeMD. The contracts were sourced by LifeMD on behalf of their customers and are at market rates and generated in the normal course of business.
NOTE 10 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of December 31, 2025. No shares were issued or outstanding in either 2025 or 2024.
Common Stock
The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of December 31, 2025. There were 18,759,589 and 18,453,300 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397, at December 31, 2025 and 2024, respectively.

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

The Company issued 23,807 shares of our common stock and received proceeds of $352 in 2025 in connection with the exercise of options issued under our 2013 Incentive Plan (the “2013 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”). We issued no shares of our common stock and received no proceeds in 2024 in connection with the exercise of options under our 2013 Plan and our 2021 Plan.
The Company issued 282,482 shares of our common stock in 2025 and 295,018 shares of our common stock in 2024 in connection with the vesting of restricted stock units issued under our 2013 Plan and our 2021 Plan. See Note 11, Stock Based Compensation. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding taxes. Of the shares issued to participants during the years ended December 31, 2025 and 2024, respectively, 83,837 and 101,381 shares, valued at $1,150 and $911, were surrendered and subsequently cancelled.
Treasury Stock
During the quarter ended March 31, 2023, the Board authorized a share repurchase program, under which the Company could repurchase up to $15 million of its outstanding common stock. This stock repurchase authorization expired on March 12, 2024. There were no shares repurchased in 2024 prior to the expiration.

During the years ended December 31, 2025 and 2024, the Company did not repurchase any of its outstanding shares of common stock.
NOTE 11 – STOCK BASED COMPENSATION
The Company sponsors two stock-based incentive compensation plans.
In June 2013, the Board approved and adopted, and the Company’s stockholders approved, the 2013 Plan, which was subsequently amended and approved in 2016, 2018, 2019, and 2020. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. A total of 133,678 shares of common stock underlying options and 4,000 shares of common stock underlying restricted stock unit awards were outstanding under the 2013 Plan at December 31, 2025. At December 31, 2025, there were no shares available for future grant under the 2013 Plan.
In 2021, the Board approved and adopted the 2021 Plan. The 2021 plan was approved by shareholders in August 2021. On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for awards under the 2021 Plan by 1,950,000 shares for a total of 4,450,000 shares. A total of 2,232,255 shares of common stock underlying options and 712,070 shares of common stock underlying restricted stock unit awards were outstanding under the 2021 Plan at December 31, 2025. At December 31, 2025, 548,225 shares were available for grant under the 2021 Plan.
The 2021 Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. Incentive stock options may only be granted to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified stock options may be granted to any person, including, but not limited to, directors, officers, employees and consultants, who the Company’s Board or Compensation Committee determines. The exercise price of options granted under the 2021 Plan must be equal to at least 100% of the fair market value of our common stock as of the date of the grant of the option. Options granted under the 2021 Plan are exercisable as determined by the Compensation Committee and specified in the applicable award agreement. In no event will an option be exercisable after ten years from the date of grant.
Stock Options
The compensation cost that has been charged against income related to options for the years ended December 31, 2025 and 2024, was $2,826 and $4,783, respectively. There is $7,623 of expense remaining to be recognized over a weighted average period of 2.4 years related to options outstanding at December 31, 2025. No income tax benefit was recognized in the consolidated statements of operations and no compensation was capitalized in any of the years presented. The total

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

intrinsic value of outstanding options at December 31, 2025 was $5,228. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
From time to time, the Company grants performance based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $25 and $25 in expense related to these options recorded during the years ended December 31, 2025 and 2024, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
The Company had the following option activity during the years ended December 31, 2025 and 2024:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding at January 1, 2024	1,555,061	$26.38
Granted	716,297	$5.56
Exercised	—	$—
Expired or forfeited	(425,508)	$26.31
Outstanding at December 31, 2024	1,845,850	$18.32	3.4	$10
Granted	789,281	$15.29
Exercised	(23,807)	$13.56
Expired or forfeited	(245,391)	$19.94
Outstanding, December 31, 2025	2,365,933	$17.07	3.3	$5,228
Exercisable, December 31, 2025	1,062,545	$23.73	2.4	$1,802

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

The table below reflects information for the total options outstanding at December 31, 2025.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.83 to $10.00	767,117	3.8	$5.66
$10.00 to $20.00	1,281,606	3.6	$14.99
$20.00 to $40.00	76,822	0.7	$34.28
$40.00 to $60.00	145,323	0.7	$47.97
$60.00 to $96.70	95,065	0.7	$75.96
Total	2,365,933	3.3	$17.07
The table below reflects information for the vested options outstanding at December 31, 2025.

Range of Exercise Prices	Number of Options	Weighted average remaining contractual life (years)	Weighted average exercise price
$4.83 to $10.00	284,034	3.7	$5.92
$10.00 to $20.00	466,572	2.0	$14.61
$20.00 to $40.00	71,551	0.4	$35.30
$40.00 to $60.00	145,323	0.7	$47.97
$60.00 to $96.70	95,065	0.7	$75.96
Total	1,062,545	2.4	$23.73
A summary of the status of the Company’s non-vested options as of December 31, 2025, and changes during the year ended December 31, 2025, is presented below.

Nonvested Options	Options	Weighted average exercise price
Nonvested at January 1, 2025	1,032,363	$8.69
Granted	789,281	$15.29
Vested	(461,966)	$11.30
Forfeited	(56,290)	$11.52
Nonvested at December 31, 2025	1,303,388	$11.63
Restricted Stock Units
The Company had the following restricted stock unit (“RSU”) activity during the years ended December 31, 2025 and 2024:

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

	Number of RSUs	Weighted average grant date fair value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2024	743,209	$18.62
Granted	545,772	$7.56
Forfeited	(198,256)	$17.76
Vested and issued	(295,018)	$17.84
Withheld and cancelled	(101,381)	$18.03
Outstanding at December 31, 2024	694,326	$10.62	2.1
Granted	419,356	$15.07
Forfeited	(83,837)	$13.39
Vested and issued	(282,482)	$12.80
Withheld and cancelled	(31,293)	$12.67
Outstanding at December 31, 2025	716,070	$12.07	2.1
The Company granted 419,356 and 545,772 RSUs in 2025 and 2024, respectively, valued at $6,319 and $4,128, respectively. RSUs vest over a period of 1 year to 3 years. The Company recognized expense of $4,136 and $6,683 in 2025 and 2024, respectively, related to RSUs. A total of $7,076 remains to be recognized at December 31, 2025 over a weighted average period of 1.01 years. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
During the years ended December 31, 2025 and 2024, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover payroll withholding tax. Of the shares issued to participants during the years ended December 31, 2025 and 2024, respectively, 83,837 and 101,381 shares, valued at $1,150 and $911, were surrendered and subsequently cancelled.
From time to time, the Company grants certain performance based RSUs, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $25 and $25 in expense related to these RSUs recorded during the years ended December 31, 2025 and 2024, respectively. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
Non-employee Directors Compensation
The director’s compensation program calls for the grant of RSUs with a one year vesting period. The Company granted 49,340 and 64,896 RSUs, valued at $750 and $750, to the non-employee directors in 2025 and 2024, respectively. There was $714 and $780 included in the compensation expense discussed above related to director's compensation for the years ended December 31, 2025 and 2024, respectively.
Equity Award Modification
On April 16, 2023, the Compensation Committee approved a grant to the Company’s then CEO of 86,685 RSUs and 161,698 stock options with a grant date fair value of $2,500 to vest over a three years period. Concurrently, the then CEO forfeited his October 2021 grant of 182,398 market-based RSUs. The forfeiture and accompanying grant were considered an equity modification according to ASC 718, Compensation-Stock Compensation (“ASC 718”). The additional compensation value created by the termination and issuance of new equity awarded, as measured using a Monte Carlo simulation, was approximately $1,900 in total. Under ASC 718, this results in a non-cash expense in current and future periods to be recognized over a three year period. These expense values are reflected and included in the option and restricted stock expense values discussed above. At December 31, 2024, the remaining expense of $1,556 related to the

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

October 2021 grant of market-based restricted stock units was accelerated upon the departure of the CEO. The expense for unvested stock-options and restricted stock units related to the April 2023 grant was reversed.
NOTE 12 – LONG-TERM DEBT
Long-term debt, net comprised of the following at December 31, 2025 and 2024:

	2025	2024
Term loan, due in 2027	$26,290	$34,290
Less: current portion of long-term debt	(4,255)	(2,000)
Less: unamortized issuance costs	(614)	(1,474)
Long-term debt, net	$21,421	$30,816
On October 11, 2023, the Company entered into a Financing Agreement (the “Financing Agreement”) which provided for a term loan (the “Term Loan”) of $40 million, the net proceeds of which were used to partially finance the Medicx Health transaction. In connection with the Term Loan the Company incurred issuance costs of approximately $2,270, which were capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the years ended December 31, 2025 and 2024 was $1,110 and $835, respectively.
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
During the years ended December 31, 2025 and 2024, the Company made total principal repayments, including voluntary prepayments, of $8,000 and $4,000, respectively.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

As of December 31, 2025, the Term Loan bears interest at 12.5%, with an effective interest rate of 17.1% for the year ended December 31, 2025, including the impact of amortization of debt issuance costs.

The Term Loan requires the Company to maintain certain maximum leverage ratios and Liquidity (as defined in the Financing Agreement), of at least $5.0 million.
The Company was in compliance with its financial covenants as of December 31, 2025.
The Term Loan contains customary events of default, which include, (subject to, in certain circumstances to grace and cure periods), non-payment of principal and interest, non-compliance with certain covenants, commencement of bankruptcy proceedings and a change in control.
Payments due on the Term Loan in each of the next two years subsequent to December 31, 2025, are as follows:

For the year ending December 31,
2026	$4,255
2027	22,035
$26,290
NOTE 13 – LEASES
We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as operating lease right-of-use assets and operating lease liabilities within the consolidated balance sheets.
For the years ended December 31, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in operating expenses within the consolidated statements of operations:

	2025	2024
Operating lease cost	$240	$248
Short-term lease cost (1)	—	2
Total lease cost	$240	$250

(1)	Short-term lease cost includes any lease with a term of less than 12 months.
The table below presents the future minimum lease payments to be made under operating leases in each of the next five fiscal years:

As of December 31, 2025
2026	$213
2027	166
2028	79
2029	—
2030	—
Total	458
Less: present value discount	31
Total lease liabilities	$427

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

The weighted average remaining lease term at December 31, 2025 for the operating leases is 2.26 years and the weighted average discount rate used in calculating the operating lease asset and liability is 6.3%. Cash paid for amounts included in the measurement of lease liabilities was $198 and $227 the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, payments on lease obligations were $229 and $260, respectively, and amortization on the right of use assets was $240 and $237, respectively.
NOTE 14 – MAJOR CUSTOMERS AND VENDORS
The Company had the following customers that accounted for 10% or greater of revenue in either 2025 or 2024. No other customers accounted for more than 10% of revenue in either year presented.

	2025		2024
	$	%	$	%
Customer A	14,465	13.2	15,556	16.9
Customer B	12,361	11.3	12,760	13.9
Customer C	10,902	10.0	*	*
*    Less than 10% of revenue
Our accounts receivable included two agencies, that represented multiple customers, that individually made up more than 10% of our accounts receivable at December 31, 2025 in the percentages of 23.0% and 18.8%. As of December 31, 2024, our accounts receivable included three agencies, that represented multiple customers, that individually made up more than 10% of our accounts receivable in the percentages of 32.0%, 21.1% and 11.2%.
The Company generates a portion of its revenues through its EHR and eRx channel partners. There were three key channel partners and/or vendors through which 10% or greater of its revenue was generated in either 2025 or 2024 as set forth below. The amounts in the table below reflect the amount of revenue generated through those channel partners.

	2025		2024
	$	%	$	%
Partner A	48,255	44.1	26,815	29.1
Partner B	19,417	17.7	25,978	28.2
Partner C	11,114	10.2	10,999	11.9
NOTE 15 – INCOME TAXES
As of December 31, 2025, the Company had net operating loss (“NOLs”) carry-forwards for federal income tax purposes of approximately $8,500, consisting of post-2017 losses that will never expire. These net operating losses are available to offset future taxable income. The Company was formed in 2008 as a Nevada Corporation. Activity prior to incorporation is not reflected in the Company’s corporate tax returns. In the future, the cumulative net operating loss carry-forward for

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.
The components of income (loss) before provision for income taxes are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Domestic	6,732	(18,953)
Foreign	218	(432)
Income (loss) before income taxes	6,950	$(19,385)
The income tax expense are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Current tax expense - Federal	$(167)	$(258)
Current tax expense - State	(397)	(314)
Current tax expense - Foreign	(39)	—
Total current expense	(603)	(572)

Deferred tax expense - Federal	(1,145)	(96)
Deferred tax expense - State	(70)	(57)
Total deferred expense	(1,215)	(153)
Income tax expense	$(1,818)	$(725)

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows for the year ended December 31, 2025:

	2025
	$	%
U.S. federal statutory tax rate	$(1,451)	(21)
State and local income taxes, net of federal income tax effect (1)	(383)	(5.5)

Foreign tax effects
Croatia
Change in valuation allowance	394	5.7
True up	(394)	(5.7)
Other	7	0.1
Israel
Change in valuation allowance	127	1.8
True up	(127)	(1.8)

Change in valuation allowance	1,001	14.4

Nontaxable or nondeductible items
162M limitation	(88)	(1.3)
ISO stock options	(264)	(3.8)
Share-based compensation	(33)	(0.5)

Other adjustments
Prior year adjustments	(30)	(0.4)
Deferred true up - share based compensation	(680)	(9.8)
Deferred true up - accrued severance	228	3.3
Deferred true up - net operating loss	(122)	(1.8)
Other	$(3)	—
Effective tax rate	$(1,818)	(26.2)
(1) State taxes in California and New Jersey accounted for the majority (greater than 50%) of the tax effect in this category.

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

The provision for Federal income tax consists of the following for the year ended December 31, 2024:

2024
Federal income tax expense attributable to:
Current operations	$4,071
State tax effect, net of federal benefit	696
Option exercise expenses, net of Section 162M limitations	(480)
Goodwill impairment	(1,413)
Stock compensation	(2,531)
Other adjustments	(204)
Valuation allowance	(864)
Income tax expense	$(725)
The cumulative tax effect of significant items comprising our net deferred tax amount at the expected rate of 21% is as follows as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets attributable to:
Net operating loss carryover	$2,073	$3,304
Stock compensation	2,421	3,121
Operating lease liability	118	105
Section 174 capitalized expenses	1,277	3,091
Tax credits	355	355
Goodwill	—	171
Section 163 (J) interest limitation	845	967
Other	245	559
Deferred tax assets	$7,334	$11,673

Deferred tax liabilities attributable to:
Intangibles	$(10,564)	$(11,760)
Operating lease right-of-use assets	(112)	(102)
Goodwill	(11)	—
Other	(69)	(82)
Deferred tax liabilities	(10,756)	(11,944)
Net deferred tax (liability) asset	$(3,422)	$(271)
Valuation allowance	(2,283)	(4,220)
Net deferred tax liabilities	$(5,705)	$(4,491)

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

The change in the valuation allowance is as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Balance at beginning of year	$4,220	$3,356
Additions charged to expenses	—	864
Deductions from reserves	(1,937)	—
Balance at end of year	2,283	$4,220
The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income during the periods in which the net operating losses expire and the temporary differences become deductible. The Company has considered all available evidence, both positive and negative. In assessing the need for a valuation allowance in its federal and state taxing jurisdictions, management concluded that a partial valuation allowance was appropriate as of March 31, 2025. This determination was based on consideration of historical levels of income, projections for future periods, and the significant amount of tax deductions to be generated from the future exercise of stock options. The Company maintains a valuation allowance related to non-qualified stock options and certain state tax credits, as management believes it is more likely than not, based on the weight of available evidence, that these deferred tax assets will not be realized.
The tax years 2022 to 2025 remain open for potential audit by the Internal Revenue Service. There are no uncertain tax positions as of December 31, 2025 or December 31, 2024, and none are expected in the next 12 months. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States and Croatia. Up to four years of returns remain open for potential audit in foreign jurisdictions, however any audits for periods prior to ownership by the Company are the responsibility of the previous owners.
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
The income taxes paid by the Company are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Federal	$612	$—
State	1,093	112
Foreign	55	49
Total income taxes paid	$1,760	$161

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

Income taxes paid (net of refunds) exceeds 5% of total income taxes paid (net of refunds) in the following jurisdictions for the years ended December 31, 2025 and 2024:

	2025	2024
State
California	$229	$—
Connecticut	—	18
Illinois	—	6
Indiana	169	—
Massachusetts	139	9
New Jersey	323	8
New York	—	9
Pennsylvania	99	19
Texas	—	15
Other	134	28

Foreign
Croatia	$55	$49
	$1,148	$161
NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES
Legal
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.
Commitments
From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of December 31, 2025, the Company had commitments for future minimum payments of $29,761 that will be reflected in cost of revenues during the years from 2026 through 2030. Minimum payments are due in 2026, 2027 and 2028 in the amounts of $13,536, $12,125 and $4,100, respectively.
NOTE 17 – RETIREMENT PLAN
The Company sponsors a defined contribution 401(k) profit sharing plan, which was adopted in December 2015, effective in January 2016. Under the terms of the plan, the Company matches 100% of the first 3% of payroll contributed by the employee and 50% of the next 2% of payroll contributed by the employee to a maximum of 4% of an employee’s payroll. There were expenses of $951 and $837 recorded in 2025 and 2024, respectively, for the Company’s contributions to the plan.
NOTE 18 – SUBSEQUENT EVENTS
On March 2, 2026, the Company entered into Amendment No. 4 to the Financing Agreement (the “Amendment No. 4”). The purpose of Amendment No. 4 was to (i) extend the maturity date of the Financing Agreement by two years to October 11, 2029, (ii) permit the Company to repurchase shares of its outstanding common stock in one or more transactions prior

OPTIMIZERX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(in thousands, except share and per share data)

to March 15, 2027, in an aggregate amount not to exceed $10,000, and (iii) extend the period during which a 1% applicable premium applies under the Financing Agreement through October 11, 2027.
On March 5, 2026, the Company announced that its’ Board authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. This share repurchase authorization is effective on March 12, 2026 and expires on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached.
The Company’s repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The Company intends to finance the purchase using its available cash and cash equivalents. The Board may modify, suspend, extend or terminate the repurchase program at any time.

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
To address the material weakness referenced above, the Company performed additional analysis and performed other procedures including formalized internal control audits to prepare the audited consolidated financial statements in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may weaken. The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on this assessment using those criteria, management identified the following material weakness existed as of December 31, 2025: inadequate controls to ensure that data received from third-party service organizations is complete and accurate. As a result, based on the COSO criteria, the Company’s management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025.

Ongoing Remediation of Previously Identified Material Weakness

As previously disclosed, a material weakness in our internal control over financial reporting was identified which related to controls ensuring data received from third-party service organizations were complete and accurate.

Management, with oversight from the Audit Committee, is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. These remediation efforts, summarized below, are intended to both address the identified material weakness and to enhance our overall financial control environment. Management is in the process of fully implementing process and control improvements to remediate the above material weakness previously identified as follows:

a.The Company requires each third-party service organization to provide us, at least annually, a SOC-1 Type 2 audit report, with adequate complimentary user entity controls to ensure the data received are complete and accurate. Management relies upon a SOC-1 Type 2 audit report from the service organizations attesting to the vendor’s internal controls.

b.If a SOC-1 Type 2 audit report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through process and control reviews and formal substantive testing of such third-party’s control environment to ensure the data received are complete and accurate.
c.If the Company is unable to obtain a valid SOC-1 Type 2 audit report or perform substantive testing of such third-party’s control environment, the Company implements a third-party qualification and program triaging process, which could include modifying customer contracts, limiting the volume of activity with those third-parties, and implementing additional operational controls to ensure the completeness and accuracy of information received from those third-parties, such as performing tagging procedures where possible.
During the year ended December 31, 2025, the Company has made substantial progress in remediating the material weakness of its internal controls, primarily as a result of the Company's newly appointed Senior VP of Internal Controls’ oversight of the internal controls processes, the engagement of a third-party consulting firm, and the development of a framework to assess the reliability of data received from third-party service organizations. The Company was able to improve its controls over the completeness and accuracy of information received from third parties by obtaining SOC-1 Type 2 audit reports from service organizations and performing tests of controls at service organizations where the audit reports were unable to be obtained or completed in the prior year. Despite the Company's best efforts, due to a lack of data reporting controls at one service organization and/or the inability of the Company to validate controls at the same service organization, the Company was unable to conclude that the material weakness with the one third party service provider had been fully remediated; however, 2024 material weaknesses with three other third party service providers were remediated in 2025.
The remaining material weakness will be considered remediated when management concludes through testing, the applicable remediated controls are designed and implemented and operating effectively.
When fully implemented and operational, the Company believes the measures described above will remediate the identified material weakness and strengthen the internal controls over financial reporting. The material weakness will not be considered remediated until the newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, the internal controls are operating effectively. The Company stays committed toward full remediation of the material weakness as soon as reasonably possible.
The Company is committed to continuing to improve the internal control processes and will continue to review and assess financial reporting controls and procedures on an ongoing basis. As the Company continues to evaluate and improve the internal controls over financial reporting, management may determine whether it is appropriate or necessary to take additional measures.
Changes in Internal Control over Financial Reporting.
Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts on-going evaluations of its internal controls to enhance, where necessary, its procedures and controls.
Item 9B. Other Information
Director and Executive Officer Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Except for the information provided in PART I, Item 4.1, “Information About Our Executive Officers” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal No. 1 Election of Directors”, “Committees of the Board of Directors” and “Information Regarding Security Holders - Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation” and “Executive Compensation”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Information Regarding Security Holders.”
Equity Compensation Plan Information
The following table details information regarding our existing equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Equity Compensation Plan – Options	133,678	46.13	—
2013 Equity Compensation Plan – Restricted Stock Units	4,000	N/A	—
2021 Equity Incentive Plan – Options	2,232,255	15.40	508,128
2021 Equity Incentive Plan – Restricted Stock Units	712,070	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,082,003		508,128

Item 13. Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence.”
Item 14. Principal Accounting Fees and Services
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Independent Registered Public Accountant Fee Information” and “Ratification of UHY LLP as Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures.”

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.
(1)The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are included in PART II, Item 8. “Financial Statements and Supplementary Data.”
(2)Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.
(3)Exhibits. Reference is made to Item 15(b) below.
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

3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Fourth Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
10.17*†
Amended and Restated Employment Agreement by and between the Company and Stephen Silvestro dated April 12, 2024. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

10.18**†	Amended and Restated OptimizeRx Corporation Executive Severance Plan, dated August 18, 2025.
10.19	Amendment No. 1 to the OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024
10.20	Amendment No. 2 to Financing Agreement, dated September 26, 2024. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
10.21	Amendment No. 3 to Financing Agreement, dated February 5, 2025. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
10.22†
Amended and Restated Employment Letter, dated as of March 7, 2025, by and between the Company and Stephen Silvestro. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2025.

10.23†
Amended and Restated Employment Letter, dated as of August 18, 2025, by and between the Company and Brendan Merrell. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2025.

10.24**	Amendment No. 4 to Financing Agreement, dated March 2, 2026.
14.1	Code of Business Conduct and Ethics Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021.
19.1	OptimizeRx Corporation Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
21.1**	List of Subsidiaries
23.1**	Consent of UHY LLP
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	OptimizeRx Corporation Clawback Policy. Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†Management Contracts and Compensatory Plans, Contracts or Arrangements.
*Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
**    Provided herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation

By:	/s/ Stephen Silvestro
Stephen Silvestro
Title:	Chief Executive Officer
Date:	March 12, 2026

By:	/s/ Edward Stelmakh
Edward Stelmakh
Title:	Chief Financial & Strategy Officer
Date:	March 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Silvestro	Chief Executive Officer (principal executive officer)	March 12, 2026
Stephen Silvestro

/s/ Edward Stelmakh	Chief Financial & Strategy Officer (principal financial and accounting officer)	March 12, 2026
Edward Stelmakh

/s/ Lynn O'Connor Vos	Chairperson	March 12, 2026
Lynn O'Connor Vos

/s/ Patrick Spangler	Director	March 12, 2026
Patrick Spangler

/s/ James Lang	Director	March 12, 2026
James Lang

/s/ Greg Wasson	Director	March 12, 2026
Greg Wasson

/s/ Catherine Klema	Director	March 12, 2026
Catherine Klema