Form 10-Q
period 2026-03-31
OptimizeRx Corp
filed 2026-05-13
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,765,075 common shares as of April 29, 2026.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025;
3	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$20,169	$23,365
Accounts receivable, net of allowance for credit losses of $260 at March 31, 2026 and December 31, 2025	31,989	37,752
Taxes receivable	871	752
Prepaid expenses and other	3,136	2,846
Total current assets	56,165	64,715
Property and equipment, net	107	106
Other assets
Goodwill	70,869	70,869
Patent rights, net	4,426	4,586
Technology assets, net	6,576	6,870
Customer relationships, net	28,751	29,340
Operating lease right-of-use assets	352	404
Security deposits and other assets	18	28
Total other assets	110,992	112,097
TOTAL ASSETS	$167,264	$176,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,000	$4,255
Accounts payable	3,066	1,636
Accrued expenses	3,592	11,591
Revenue share payable	955	3,086
Current portion of lease liabilities	177	193
Deferred revenue	669	503
Total current liabilities	10,459	21,264
Non-current liabilities
Long-term debt, net	21,343	21,421
Lease liabilities, net of current portion	196	234
Deferred tax liabilities, net	5,655	5,705
Total liabilities	37,653	48,624
Commitments and contingent liabilities (See Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,506,472 and 20,500,986 shares issued at March 31, 2026 and December 31, 2025, respectively	21	20
Treasury stock, $0.001 par value, 1,741,397 shares held at March 31, 2026 and December 31, 2025	(2)	(2)
Additional paid-in-capital	209,323	207,512
Accumulated deficit	(79,731)	(79,236)
Total stockholders’ equity	129,611	128,294
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,264	$176,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data, unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net revenue	$19,844	$21,928

Expenses
Cost of revenues, exclusive of depreciation and amortization presented separately below	4,912	8,584
Sales and marketing	4,729	4,985
General and administrative	3,513	4,557
Research and development	3,402	3,252
Stock-based compensation	1,828	1,558
Depreciation and amortization	1,064	1,094
Total expenses	19,448	24,030
Income (loss) from operations	396	(2,102)
Other income (expense)
Interest expense	(1,155)	(1,297)
Other income	38	39
Interest income	77	88
Total other expenses, net	(1,040)	(1,170)
Loss before provision for income taxes	(644)	(3,272)
Income tax benefit	149	1,073
Net loss	$(495)	$(2,199)
Weighted average number of shares outstanding – basic	18,761,622	18,470,808
Weighted average number of shares outstanding – diluted	18,761,622	18,470,808
Loss per share – basic	$(0.03)	$(0.12)
Loss per share – diluted	$(0.03)	$(0.12)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2026	20,500,986	$20	(1,741,397)	$(2)	$207,512	$(79,236)	$128,294

Stock based compensation expense
Options	—	—	—	—	805	—	805
Restricted stock	—	—	—	—	1,023	—	1,023
Issuance of common stock
For options exercised	1,264	—	—	—	—	—	—
For restricted stock units vested	4,222	1	—	—	(17)	—	(16)
Net loss	—	—	—	—	—	(495)	(495)

Balance March 31, 2026	20,506,472	$21	(1,741,397)	$(2)	$209,323	$(79,731)	$129,611

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

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(495)	$(2,199)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,064	1,094
Stock-based compensation	1,828	1,558
Amortization of debt issuance costs	358	174
Changes in:
Accounts receivable	5,763	5,492
Prepaid expenses and other assets	(290)	74
Accounts payable	1,430	1,225
Revenue share payable	(2,131)	(3,310)
Accrued expenses and other liabilities	(7,989)	854
Operating lease liabilities	(2)	—
Taxes receivable and payable	(119)	(431)
Deferred tax liabilities	(50)	(705)
Deferred revenue	166	38
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(467)	3,864

INVESTING ACTIVITIES:
Purchases of property and equipment	(21)	(27)
Capitalized software development costs	—	(57)
NET CASH USED IN INVESTING ACTIVITIES	(21)	(84)

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(17)	(87)
Repayment of long-term debt	(2,691)	(500)
NET CASH USED IN FINANCING ACTIVITIES	(2,708)	(587)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,196)	3,193
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,365	13,380
CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,169	$16,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$798	$1,121
Cash paid for income taxes	$12	$—
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
OptimizeRx is a digital healthcare technology company that connects over two million healthcare professionals (“HCPs”) and millions of their patients through an intelligent technology platform embedded within a proprietary omnichannel network. OptimizeRx helps life science organizations engage and support their customers through our combined HCP and direct-to-consumer (“DTC”) marketing strategies.
The condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2026, and our results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of that date. We operate a single reporting segment and, accordingly, use our consolidated net income (loss) as our measure of profit and loss and it is not presented separately here.
Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements and notes thereto to conform to current year presentation.
Certain information and note disclosures, including a detailed discussion about the Company’s significant accounting policies, normally included in our annual consolidated financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 12, 2026.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
Sales and Marketing
Sales and marketing expense consists primarily of labor costs, including salaries, benefits, bonuses and commission costs for our sales and marketing personnel, as well as outside services costs. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales and lead generation.
General and Administrative
General and administrative expense consists primarily of labor costs, including salaries and benefits for our executive, finance, legal, compliance, information technology security, human resources, and other administrative personnel, as well as outside services costs. General and administrative expense also includes software costs to support our finance, legal and human resources operations, insurance costs as well as fees to third-party providers for accounting, legal and consulting services, costs for various non income-based taxes and software costs.
Research and Development
Research and development expense consists of costs to develop our products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of labor costs, including salaries and benefits for our development personnel, as well as outside services costs. Research and development expense also includes third-party partner fees and third-party consulting fees.

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
The CODM uses consolidated net income (loss) to evaluate the income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation. The CODM also regularly reviews the condensed consolidated statement of operations for segment expenses, of which the significant expenses are related to cost of revenues, exclusive of depreciation and amortization, sales and marketing, general and administrative, research and development, stock-based compensation and depreciation and amortization. Since we operate as a single reportable segment, the measure of segment profit or loss and related financial information is consistent with the amounts presented in the condensed consolidated financial statements.
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

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This authoritative guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12 (“ASU 2025-12”), Codification Improvements. ASU 2025-12 addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. This authoritative guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with Accounting Standards Codification (“ASC”) 321-10, Investments - Equity Securities, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At March 31, 2026 and December 31, 2025, we have recorded $8,737 and $8,659, respectively, of money market funds at approximate fair value.
NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
Our goodwill is related to the acquisitions of Medicx Health in 2023, EvinceMed in 2022, RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018. Goodwill is not amortizable for financial statement purposes.

Goodwill is tested for impairment at a reporting segment level at least annually, as of December 31, or on an interim basis if an event occurs or circumstances change. The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company's goodwill and no impairment charges recorded during the three months ended March 31, 2026 or 2025.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 4 - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible Assets
Intangible assets included on the condensed consolidated balance sheets consist of the following:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$6,838	$2,412	$4,426	6.5
Technology assets	9,585	3,009	6,576	6.8
Customer relationships	34,923	6,172	28,751	12.4
Total intangible assets	$51,346	$11,593	$39,753

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$6,838	$2,252	$4,586	6.8
Technology assets	9,585	2,715	6,870	7.0
Customer relationships	34,923	5,583	29,340	12.6
Total intangible assets	$51,346	$10,550	$40,796
The Company recorded impairment charges of $0 in the three months ended March 31, 2026 and $368 against the value of our intangible assets during the year ended December 31, 2025. In 2023, the Company licensed certain technology to a customer under a two-year agreement. Upon receiving notice that the contract would not be renewed in 2025, and as the Company no longer utilizes the underlying technology, the patents and tradenames associated with this technology were determined to be fully impaired. Accordingly, an impairment charge of $368 was recorded and included in impairment charges within the condensed consolidated statements of operations.
The Company recorded amortization expense of $1,043 and $1,067 in the three months ended March 31, 2026 and 2025, respectively. Expected future amortization expense of the intangible assets as of March 31, 2026 is as follows:

Year ended December 31,
2026 (remainder)	$3,113
2027	3,857
2028	3,709
2029	3,676
2030	3,676
Thereafter	21,722
Total	$39,753

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 5 - LONG-TERM DEBT
Long-term debt, net comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Term loan, due in 2029	$23,598	$26,290
Less: current portion of long-term debt	(2,000)	(4,255)
Less: unamortized issuance costs	(255)	(614)
Long-term debt, net	$21,343	$21,421
On October 11, 2023, the Company entered into a Financing Agreement (the “Financing Agreement”) which provided for a term loan (the “Term Loan”) of $40,000, the net proceeds of which were used to partially finance the Medicx Health transaction. In connection with the Term Loan the Company incurred issuance costs of approximately $2,270, which were capitalized and are being amortized to interest expense over the life of the Term Loan. Amortization of debt issuance costs for the three months ended March 31, 2026 and 2025 was $358 and $174, respectively.
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
The Company may prepay, subject to an Applicable Premium (as defined in the Financing Agreement), 3% if the prepayment is made on a date that is up to and including the first anniversary of closing, 2%, if the prepayment is made up to and including the second anniversary, 1% if the prepayment is made up to and including the third anniversary and zero thereafter, all or a portion of the Term Loan and, under certain circumstances, including certain asset disposals and the raising of indebtedness not permitted under the Term Loan is required to make mandatory prepayments of the principal balance. If the prepayment occurs within 12 months of the date of the loan, the Company is also required to pay lost interest from the prepayment date to one year from the loan funding date.
In addition, the Company is required to make a mandatory prepayment on March 31, of each year, commencing with 2025, equivalent to Excess Cash Flow (as defined above) multiplied by a percentage factor of 25%, if the leverage ratio is 3.60 to 1.00 or less, 50% if the leverage ratio is greater than 3.60 to 1.00 or less than or equal; to 4.10 to 1.00 and 75%, if the leverage ratio is greater than 4.10 to 1.00. Excess Cash Flow is defined in the Financing Agreement as Consolidated EBITDA for the previous fiscal year less scheduled principal and interest payments, capital expenditure, cash taxes and any cash expenses/gains added back to net income (loss) in the calculation of Consolidated EBITDA, adjusted for any increase/decrease in working capital during the fiscal year. During the three months ended March 31, 2026 and 2025, the Company made total Excess Cash Flow payments of $2,191 and $0, respectively.
On March 2, 2026, the Company entered into Amendment No. 4 to the Financing Agreement (the “Amendment No. 4”). The purpose of Amendment No. 4 was to (i) extend the maturity date of the Financing Agreement by two years to October 11, 2029, (ii) permit the Company to repurchase shares of its outstanding common stock in one or more transactions prior to March 15, 2027, in an aggregate amount not to exceed $10,000, and (iii) extend the period during which a 1% applicable premium applies under the Financing Agreement through October 11, 2027.
During the three months ended March 31, 2026 and 2025, the Company made total principal repayments of $2,691 and $500, respectively.
At the Company’s option the Term Loan, or any portion thereof bears interest at either:

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 5 – LONG-TERM DEBT (CONTINUED)
a.The greater of (a) 4.00% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the one month Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 26 basis point and 1.00% per annum, and (d) the rate last quoted by The Wall Street Journal as the “Prime Rate”, plus an Applicable Margin of 7.5%; or
b.Three-month SOFR plus an adjustment of 26 basis points and an Applicable Margin of 8.5%
As of March 31, 2026, the Term Loan bears interest at 12.4%, with an effective interest rate of 19.5% for the three months ended March 31, 2026, including the impact of amortization of debt issuance costs.
The Term Loan requires the Company to maintain certain maximum leverage ratios and Liquidity (as defined in the Financing Agreement), of at least $5,000.
The Company was in compliance with its financial covenants as of March 31, 2026.
The Term Loan contains customary events of default, which include, (subject to, in certain circumstances to grace and cure periods), non-payment of principal and interest, non-compliance with certain covenants, commencement of bankruptcy proceedings and a change in control.
Payments due on the Term Loan in each of the next four years subsequent to March 31, 2026, are as follows:

As of March 31, 2026

2026 (remainder)	$1,500
2027	2,000
2028	2,000
2029	18,098
$23,598
NOTE 6 – LEASES
We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as operating lease right-of-use assets and operating lease liabilities within the condensed consolidated balance sheets.
For the three months ended March 31, 2026 and 2025, the Company’s lease cost consists of the following components, each of which is included in general and administrative expenses within the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$60	$62
Short-term lease cost (1)	—	—
Total lease cost	$60	$62

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 6 – LEASES (CONTINUED)
The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next four fiscal years and thereafter:

As of March 31, 2026

2026 (remainder)	$152
2027	167
2028	79
Total	398
Less: discount	25
Total lease liabilities	$373
The weighted average remaining lease term at March 31, 2026 for the operating leases is 2.0 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 3.31%. Cash paid for amounts included in the measurement of lease liabilities was $54 and $60 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, payments on lease obligations were $63 and $68, respectively, and amortization on the right of use assets was $60 and $62, respectively.
NOTE 7 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of March 31, 2026. No shares were issued or outstanding in the three months ended March 31, 2026 and 2025.
Common Stock
The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of March 31, 2026. There were 18,765,075 and 18,759,589 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, the Company issued 1,264 shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Incentive Plan (the “2013 Plan”) or our 2021 Equity Incentive Plan (the “2021 Plan”). During the three months ended March 31, 2025, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Plan or our 2021 Plan.
The Company issued 4,222 shares of our common stock in the three months ended March 31, 2026, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. The Company issued 39,489 shares of common stock in the three months ended March 31, 2025, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover tax withholdings. Of the shares issued to participants during the three months ended March 31, 2026 and 2025, respectively, 2,112 and 14,038 shares, valued at $17 and $87, were surrendered and subsequently cancelled.
Treasury Stock
During the quarter ended March 31, 2026, the Board of Directors of the Company (the “Board”) authorized a share repurchase program, under which the Company could repurchase up to $10,000 of its outstanding common stock. This stock repurchase authorization expires on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached.
During each of the quarters ended March 31, 2026 and 2025, the Company did not repurchase any of its outstanding shares of common stock.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 8 – STOCK BASED COMPENSATION
The Company sponsors two stock-based incentive compensation plans.
The first plan is known as the 2013 Plan and was established by the Board in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended 2013 Plan was approved by stockholders. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. A total of 55,500 shares of common stock underlying options and 0 shares of common stock underlying restricted stock unit awards were outstanding at March 31, 2026. At March 31, 2026, there were no shares available for grant under the 2013 Plan.
In 2021, the Company adopted a new plan known as the 2021 Plan. The 2021 Plan was established by the Board and approved by stockholders in August 2021. On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for awards under the 2021 Plan by 1,950,000 shares for a total of 4,450,000 shares. A total of 2,218,221 shares of common stock underlying options and 705,452 shares of common stock underlying restricted stock unit awards were outstanding at March 31, 2026. At March 31, 2026, 561,165 shares were available for grant under the 2021 Plan.
Stock Options
The compensation cost that has been charged against income related to options for the three months ended March 31, 2026 and 2025 was $805 and $579, respectively. There is $6,752 of expense remaining to be recognized over a weighted average period of 2.21 years related to options outstanding at March 31, 2026. No income tax benefit was recognized in the consolidated statements of operations and no compensation was capitalized in any of the years presented. The total intrinsic value of outstanding options at March 31, 2026 was $848. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
From time to time, the Company grants certain performance-based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $0 and $8 in expense related to these options recorded during the three months ended March 31, 2026 and 2025, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
Restricted Stock Units
The Company recognized compensation expense of $1,023 and $979 for the three months ended March 31, 2026 and 2025, respectively, related to restricted stock units. A total of $5,971 remains to be recognized at March 31, 2026 over a weighted average period of 2.05 years. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
During the three months ended March 31, 2026 and 2025, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover tax withholdings. Of the shares issued to participants during the three months ended March 31, 2026 and 2025, respectively, 2,112 and 14,038 shares, valued at $17 and $87, were surrendered and subsequently cancelled.
From time to time, the Company granted certain performance-based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $0 and $8 in expense related to these restricted stock units recorded during the three months ended March 31, 2026 and 2025, respectively. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
Non-employee Directors Compensation
The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. The Company granted no restricted stock units to the non-employee directors during the three months ended March 31, 2026 and 2025. There was $184 and $173 included in the compensation expense discussed above related to director’s compensation for the three months ended March 31, 2026 and 2025, respectively.

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
The Company’s contracts generally all have terms of less than one year and the primary performance obligation is delivery of messages, or our forms of content, but the contract may contain additional services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between client payment and the transfer of goods or services is expected to be one year or less. The Company has also elected the practical expedient within ASC 606 and does not disclose information related to remaining performance obligations for contracts recognized with an original expected duration of one year or less.
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year’s sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended December 31, 2025 and during the first three months of 2026, there were two and three, respectively, contracts with customers that included a rebate clause.
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

to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk, we record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of revenues. The amount of revenue recognized on a net basis was $4,018 and $3,373 for the three months ended March 31, 2026 and 2025, respectively.
The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $669 and $503 as of March 31, 2026 and December 31, 2025, respectively. These contracts are all short term in nature and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity in the deferred revenue account:

	Three Months Ended March 31,
	2026	2025
Balance January 1	$503	$473
Revenue recognized	(394)	(2,989)
Amount collected	560	3,027
Balance March 31	$669	$511
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

	Three Months Ended March 31,
	2026	2025
Revenue recognized over time	$19,759	$21,782
Revenue recognized at a point in time	85	146
Total revenue	$19,844	$21,928
Accounts receivable are reported at realizable value, net of allowances for credit losses, which is estimated and recorded in the period the related revenue is recorded. Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements, or both. Payment terms are generally 30 days and do not extend beyond 90 days. The Company does not seek collateral to secure its accounts receivable and amounts billed are generally due within a short period of time based on terms and conditions normal for our industry. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for credit losses. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. If current economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s collection efforts have been exhausted.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 9 - REVENUES (CONTINUED)

The changes in the allowance for credit losses for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Balance at January 1,	$260	$335
Provision for credit losses	—	—
Write-offs	—	—
Balance at March 31,	$260	$335
From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $4,709 and $3,943 at March 31, 2026 and December 31, 2025, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets. The accounts receivable balance as of December 31, 2024 was $38,212.
In general, the pharmaceutical brand marketing industry spends its advertising budget seasonally. Many pharmaceutical companies allocate the largest portion of their brand marketing to the fourth quarter of the calendar year. As a result, the first quarter tends to reflect lower activity levels and lower revenue, with gradual increases in the following quarters. We expect these seasonality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results. As a result, our revenue is subject to some seasonality and has historically been higher during the fourth quarter than during the first, second and third quarters.
Related Party Transactions
Related party transactions include transactions between the Company and its stockholders, management, or affiliates. The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO, in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in patents rights on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
James Lang, one of our Board Members, in 2025, stepped down as the CEO, but remains as a director on the board of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers from which we generate revenue, such as agencies or resellers. During the three months ended March 31, 2026 and 2025, we recognized $153 and $242, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of its life science customers. The contracts are at market rates, were generated in the normal course of business, and in each instance approved by our Board's Audit Committee.
NOTE 10 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. The computation of diluted earnings (loss) per common share is based on the basic weighted average number of shares outstanding during the period plus common stock equivalents, which would arise from the exercise of options and warrants outstanding using the treasury stock method and the average market price per share during the period.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 10 – EARNINGS (LOSS) PER SHARE (CONTINUED)
The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(495)	$(2,199)

Denominator
Weighted average shares outstanding used in computing loss per share
Basic	18,761,622	18,470,808
Effect of dilutive stock options, warrants, and stock grants	—	—
Diluted	18,761,622	18,470,808

Loss per share
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)
The number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units that were excluded from the diluted loss per common share calculation are reflected in the table below.

	Three Months Ended March 31,
Weighted average number of shares for the periods ended	2026	2025
Options	(185,883)	—
Unvested restricted stock unit awards	(159,531)	(108,204)
Total	(345,414)	(108,204)
NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES
Legal
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.
Commitments
From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of March 31, 2026, the Company had commitments for future minimum payments of $31,293 that will be reflected in cost of revenues during the years from 2026 through 2030. Minimum payments are due in the remainder of 2026 and fiscal 2027, 2028 and 2029 in the amounts of $11,439, $13,644, $5,155 and $1,055, respectively.
NOTE 12 – INCOME TAXES
The Company reported a benefit from income taxes of $149 for the three months ended March 31, 2026, representing an effective tax rate of 23.1%. The effective tax rate for the three months ended March 31, 2026 reflects the impact of certain permanent items, projected decreases in our valuation allowance during the year ended December 31, 2026 and discrete items related to stock based compensation.

OPTIMIZERx CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 12 – INCOME TAXES (CONTINUED)
In assessing the need for a valuation allowance in its federal and state taxing jurisdictions, management concluded that a partial valuation allowance was appropriate as of March 31, 2026. This determination was based on consideration of historical levels of income, projections for future periods, and the significant amount of tax deductions to be generated from the future exercise of stock options. The Company maintains a valuation allowance related to non-qualified stock options and certain state tax credits, as management believes it is more likely than not, based on the weight of available evidence, that these deferred tax assets will not be realized.
The Company reported a benefit from income taxes of $1,073 for the three months ended March 31, 2025, representing an effective tax rate of 32.8%. The effective tax rate for the three months ended March 31, 2025 reflects the impact of certain permanent items and discrete items for the quarter related to projected decreases in our valuation allowance and to stock based compensation.
As discussed in our annual report on Form 10-K for the year ended December 31, 2025, we had net operating loss carry-forwards for federal income tax purposes of approximately $8,500 as of December 31, 2025.
NOTE 13 – SUBSEQUENT EVENTS
On May 7, 2026, the Company completed a debt refinancing and entered into a new credit agreement (the “Credit Agreement”) providing for a $25,000 term loan (“New Term Loan”) and a $10,000 unsecured revolving credit facility.
The outstanding principal amount of the New Term Loan is repayable in quarterly installments on the last business day of each fiscal quarter commencing on June 30, 2026, in an amount equal to 1.25% of the principal amount. The outstanding unpaid principal amount of the New Term Loan, and all accrued and unpaid interest thereon, shall be due and payable on the earliest of (i) the fifth anniversary of the closing of the Credit Agreement and funding of the New Term Loan and (ii) the date on which the New Term Loan is declared due and payable pursuant to the terms of the Credit Agreement.
The New Term Loan bears interest between SOFR plus 1.75% and SOFR plus 2.5% based on our total net leverage ratio calculation. Upon the closing of the Credit Agreement, the proceeds from the New Term Loan were used to repay our outstanding Term Loan balance and the Financing Agreement was terminated.

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
Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including: our history of losses, seasonal trends in the pharmaceutical brand marketing industry; the inability to support our technology and scale our operations successfully, developing and implementing new and updated applications, features and services for our solutions may be more difficult and expensive and take longer than expected; the inability to offer high-quality customer support for our solutions; dependence on a concentrated group of customers; inability to maintain contracts with electronic prescription (“eRx”) platforms and electronic health record (“EHR”) systems, and agreements with eRx platforms and EHR systems being subject to audit; inability to attract and retain customers; inability to comply with laws and regulations that affect the healthcare industry; competition; developments in the healthcare industry; inability to manage growth; inability to identify suitable acquisition targets, complete acquisitions, or integrate acquisitions successfully; strategic activities that may disrupt ongoing business and may involve increased expenses; inability to realize the financial and strategic goals contemplated at the time of a transaction; inability to realize any synergies or other anticipated benefits of an acquisition or that such synergies or benefits may take longer than anticipated to be realized; risk that the integration with an acquired entity may be more costly or difficult than expected; impairment charges for goodwill or other long-lived assets may need to be recognized or increased if we lose a major customer, experience a decline in our common stock price, or experience changes to the regulatory environment affecting pharmaceutical advertising restricting the use of our technology; inability to comply with the restrictions in our credit agreement; inability to generate sufficient cash to service debt and fund other obligations; inability to raise capital to grow business on favorable terms or at all; inability to attract and retain senior management and other key employees; economic, political, regulatory and other risks arising from our international operations; inability to protect our intellectual property; cybersecurity incidents; reduction in the performance, reliability and availability of our network infrastructure; increases in costs due to inflation and other adverse economic conditions; decreases in customer demand due to macroeconomic factors; lack of a consistent active trading market for our common stock; volatility in the market price of our common stock; and the failure to remediate the identified material weakness or any other material weaknesses identified in the future.
The risks and uncertainties included here are not exhaustive. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.
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
OptimizeRx has historically generated revenue by delivering messages to HCPs via EHR systems and “eRx” platforms using our proprietary network of channel partners. We have gradually expanded our offerings to include audience development, audience creation, and media execution across different messaging types and media distribution channels.
Overall, we employ a “land and expand” strategy focused on growing our existing customer base and generating greater and more consistent revenues in part through a continued shift in our business model toward enterprise level engagements, while also broadening our platform with innovative proprietary virtual communication solutions such as our patented Micro-Neighborhood Targeting and our artificial intelligence (“AI”)-powered Dynamic Audience Activation Platform (“DAAP”), which uses sophisticated machine-learning algorithms to find the best audiences in the correct channels at the right time.
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
Impact of Macroeconomic Events
Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including persistent inflation, elevated interest rates maintained by the U.S. Federal Reserve, ongoing most favored nations (“MFN”) pricing dynamics and ongoing geopolitical conflicts (including the wars in Ukraine and the Middle East) have contributed to sustained economic uncertainty. The implementation of broad-based U.S. tariffs and retaliatory tariffs by major trading partners in 2025 and 2026 has further disrupted global supply chains and contributed to renewed inflationary pressure in the domestic markets, which may continue over the next twelve months. In addition, continued high levels of employee turnover across the pharmaceutical industry, a slower pace of U.S. drug approvals, and reductions in force and policy shifts at the U.S. Food and Drug Administration and other federal health agencies over the past year have created additional uncertainty within our target customer markets. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.

Key Performance Indicators
We monitor the following key performance indicators to help us evaluate our business, measure our performance, identify trends affecting our business and make strategic decisions. We have updated the definition of “top 20 pharmaceutical manufacturers” in our key performance indicators to be based upon Fierce Pharma’s most updated list of “The top 20 pharma companies by 2025 revenue”. We previously used “The top 20 pharma companies by 2024 revenue”. As a result of this change, prior periods have been restated for comparative purposes.
Average revenue per top 20 pharmaceutical manufacturers. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2025 revenue” over the last twelve months, divided by 20, representing the aforementioned pharmaceutical manufacturers highlighted on that list. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believe it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the average of twelve months ended March 31, 2026, as compared to the twelve months ended March 31, 2025, is a result of reduced revenues from the top 20 pharmaceutical manufacturers.

	Rolling Twelve Months Ended March 31,
	2026	2025
Average revenue per top 20 pharmaceutical manufacturers (in thousands)	$2,791	$2,963
Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2025 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The percent of total revenue attributable to top 20 pharmaceutical manufacturers reflects a combination of a year over year decrease in overall revenue from top 20 pharmaceutical manufacturers and growth in revenue from non-top 20 customers.

	Rolling Twelve Months Ended March 31,
	2026	2025
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	52%	63%
Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The decline in net revenue retention for the period ending March 31, 2026, is primarily due to a decline in DTC related managed service revenue and lower revenue from the top 20 pharmaceutical manufacturers.

	Rolling Twelve Months Ended March 31,
	2026	2025
Net revenue retention	110%	114%
Revenue per average full-time employee. We define revenue per average full-time employee (“FTE”) as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Our revenue rate per employee increased year over year due to revenue growing at a higher rate than the average number of FTEs over the last 12 month period. This is reflective of operational efficiencies gained over the previous twelve months.

	Rolling Twelve Months Ended March 31,
	2026	2025
Revenue per average full-time employee (in thousands)	$801	$710
Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following tables sets forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026		2025
Net revenue	$19,844	100.0%	$21,928	100.0%
Expenses	19,448	98.0%	24,030	109.6%
Income (loss) from operations	396	2.0%	(2,102)	(9.6)%
Other expenses	(1,040)	(5.2)%	(1,170)	(5.3)%
Loss before provision for income taxes	(644)	(3.2)%	(3,272)	(14.9)%
Income tax benefit	149	0.8%	1,073	4.9%
Net loss	$(495)	(2.5)%	$(2,199)	(10.0)%
* Balances and percentage of net revenue information may not add due to rounding
Net Revenues
Our net revenue decreased 10% to $19,844 for the three months ended March 31, 2026 from $21,928 from the same period in 2025. The decrease in net revenue was primarily attributable to a $3,400 decline in revenue from a low-margin managed service program which represented approximately 9.8% of total revenue in 2025. The Company is no longer actively supporting these types of low-margin managed service contracts. In addition, the Company did not generate revenue during the current period from a customer that accounted for approximately 10% of total revenue in fiscal 2025. While the master service agreement with this customer remains in effect, future revenue is uncertain and may be lower than in prior periods. This decrease is also attributable to some short to intermediate term disruption from prior year Most Favored Nations pricing negotiations and other macroeconomic factors leading to more measured customer spending. These decreases were partially offset by increased spending from new and existing customers.
Expenses
Expenses decreased to $19,448 for the three months ended March 31, 2026 from $24,030 for the same period in 2025, a decrease of approximately 19%. The detail by major category is reflected in the next table (in thousands).

	Three Months Ended March 31,
	2026	2025
Cost of revenues, exclusive of depreciation and amortization presented separately below	$4,912	$8,584
Sales and marketing	4,729	4,985
General and administrative	3,513	4,557
Research and development	3,402	3,252
Stock-based compensation	1,828	1,558
Depreciation and amortization	1,064	1,094
Total expenses	$19,448	$24,030

Cost of Revenues
Our total cost of revenues, composed primarily of revenue-share expense paid to our channel partners, decreased for the three months ended March 31, 2026 to $4,912 compared to $8,584 for the same period of 2025. Our cost of revenues as a percentage of revenue decreased to approximately 25% for the three months ended March 31, 2026 from approximately 39% for the three months ended March 31, 2025. This improvement in our cost of revenues as a percentage of revenues was primarily a result of solution and channel partner mix. In addition, the prior year period included a large DTC managed service program that operated at lower margins. This program concluded in the third quarter of 2025 and the Company has since shifted its focus toward higher-margin solutions.
Sales and marketing remained consistent at $4,729 for the three months ended March 31, 2026 from $4,985 for the three months ended March 31, 2025.
General and administrative decreased to $3,513 for the three months ended March 31, 2026 from $4,557 for the three months ended March 31, 2025. This decrease is primarily a result of cost savings realized across various expense categories as a result of ongoing efficiency initiatives.
Research and development remained consistent at $3,402 for the three months ended March 31, 2026 from $3,252 for the three months ended March 31, 2025.
Stock-based compensation increased to $1,828 for the three months ended March 31, 2026 from $1,558 for the three months ended March 31, 2025. The increase in stock-based compensation expense primarily reflects changes in the Company’s stock price, which affects the grant-date fair value of awards. There was also an increase in the quantity of awards granted.
Depreciation and amortization remained consistent at $1,064 for the three months ended March 31, 2026 from $1,094 for the three months ended March 31, 2025.
Other income (expense)
Interest expense decreased to $1,155 for the three months ended March 31, 2026 from $1,297 for the three months ended March 31, 2025 and represents interest charges on our Term Loan, together with the amortization of the related issuance costs. The decrease is primarily a result of the decrease in the interest rate on the Term Loan and a lower average principal balance for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Interest income decreased to $77 for the three months ended March 31, 2026 from $88 for the three months ended March 31, 2025. The variability in interest income is a result of the fluctuation in interest rates as the balance in the Company's money market account has remained consistent.
Income tax (expense) benefit
Income tax benefit was approximately $149, or an effective rate of 23.1%, for the three months ended March 31, 2026. Income tax benefit was approximately $1,073, or an effective rate of 32.8%, for the three months ended March 31, 2025. For further information, see Part I, Item I. “Financial Statements; Note 12 — Income Taxes.”
Net income (loss)
We had a net loss of approximately $(495) for the three months ended March 31, 2026, as compared to a net loss of approximately $(2,199) during the same period in 2025. The reasons and specific components associated with the change are discussed above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. In addition, on October 11, 2023, the Company entered into a Term Loan of $40,000 in order to partially fund the acquisition of Medicx Health. As of March 31, 2026, the total principal balance outstanding on the Term Loan was approximately $23,598 and we were in compliance with all of the financial covenants of the Term Loan. On March 2, 2026, the maturity date of the Term Loan was extended to October 11, 2029. On May 7, 2026, upon the closing of the

Credit Agreement, the proceeds from the New Term Loan were used to repay our outstanding Term Loan balance and the Financing Agreement was terminated.
As of March 31, 2026, we had total current assets of $56,165, compared with current liabilities of $10,459, resulting in working capital of $45,706 and a current ratio of 5.4 to 1. This represents a increase from our working capital of $43,451 and an increase from the current ratio of 3.0 to 1 at December 31, 2025.
We believe that funds generated from operations, together with existing cash, will be sufficient to finance our current operations and meet our obligations under the New Term Loan for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt, equity financing, or lines of credit to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs. We currently have an effective shelf registration statement, which allows us to issue, from time to time, up to $75,000 of any combination of our common stock, preferred stock, debt securities, warrants, or units.
On March 5, 2026, the Company announced that its’ Board authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. This share repurchase authorization was effective on March 12, 2026 and will expire on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached.
The Company’s repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The Company intends to finance the purchase using its available cash and cash equivalents. The Board may modify, suspend, extend or terminate the repurchase program at any time.
Cash Flows
Following is a table with summary data from the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, as presented (in thousands).

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(467)	$3,864
Net cash used in investing activities	(21)	(84)
Net cash used in financing activities	(2,708)	(587)
Net (decrease) increase in cash and cash equivalents	$(3,196)	$3,193
Our operating activities used $467 during the three months ended March 31, 2026, compared with operating activities provided $3,864 in the same period in 2025. The net increase in net cash (used in) provided by operating activities was mainly attributable to a $8,843 increase in cash flows from accrued expenses and other liabilities due to the payout of the prior year variable compensation in the three months ended March 31, 2026. This was partially offset by a $1,704 decrease in net loss, a $1,179 decrease in cash flows from revenue share payable, a $655 decrease in cash flows from deferred tax liabilities and a $312 decrease in cash flows from taxes receivable and payable.
Investing activities used $21 for the three months ended March 31, 2026, compared with $84 in the same period in 2025. The decrease in net cash used in investing activities was mainly attributed to a decrease in capitalization of internally developed software.
Financing activities used $2,708 during the three months ended March 31, 2026, compared with $587 in the same period in 2025. The increase in net cash used for financing activities was primarily related to the repayment of long-term debt.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.
Our significant accounting policies are described in Part II, Item 8. “Financial Statements and Supplementary Data; Note 2 - Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025. The accounting policies we used in preparing these financial statements are substantially consistent with those we applied in our 2025 Annual Report on Form 10-K.
Our critical accounting estimates are described in Management’s Discussion and Analysis included in our 2025 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
See Part I, Item I. “Financial Statements; Note 2 — Recently Issued Accounting Pronouncements” for information on recently adopted accounting standards and new accounting pronouncements issued.
Off Balance Sheet Arrangements
From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of March 31, 2026, the Company had commitments with channel partners for future minimum payments of $31,293 that will be reflected in cost of revenues during the remainder of 2026 and years from 2027 through 2030. See Part I, Item 2. “Financial Statements; Note 11 – Commitments and Contingent Liabilities.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable to smaller reporting companies.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were not effective at the reasonable assurance level due to a previously identified material weakness in our internal control over financial reporting related to controls ensuring that data received from one third-party service organization were complete and accurate.
To address the material weakness referenced above, the Company performed additional analysis and performed other procedures including formalized internal control audits to prepare the condensed consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this quarterly report on this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Ongoing Remediation of Remaining Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, a material weakness in our internal control over financial reporting was identified which related to controls ensuring that data received from third-party service organizations were complete and accurate and , in 2025, we remediated the material weakness with respect to three third-party service organizations and the material weakness with on third-party service organization remains.
Management, with oversight from the Audit Committee, is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. These remediation efforts, summarized below, are intended to both address the identified material weakness and to enhance our overall financial control environment. Management is in the process of fully implementing process and control improvements to remediate the remaining material weakness as follows:
a.The Company requires each third-party service organization to provide us, at least annually, a SOC-1 Type 2 audit report, with adequate complimentary user entity controls to ensure the data we received are complete and accurate. We rely upon a SOC-1 Type 2 audit report from each third-party service organization attesting to the its internal controls.
b.If a SOC-1 Type 2 audit report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through process and control reviews and formal substantive testing of such third-party’s control environment to ensure the data we received are complete and accurate.
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
The Company is committed to continuing to improve the internal control processes and will continue to review and assess our financial reporting controls and procedures on an ongoing basis. As the Company continues to evaluate and improve the internal controls over financial reporting, management may determine whether it is appropriate or necessary to take additional measures.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A: Risk Factors
There have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Mine Safety Disclosures
N/A
Item 3. Defaults upon Senior Securities
None.
Item 5. Other Information
During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).
On May 11, 2026, the Company and Theresa Greco, the Company’s Chief Commercial Officer, agreed to a mutual separation effective June 15, 2026 (the “Separation Date”). Effective as of the Separation Date, Ms. Greco will no longer serve as the Company’s Chief Commercial Officer. The Company expects to enter into a separation and advisory agreement with Ms. Greco, the details of which have not been finally determined at this time. The Company will provide a description of such separation and advisory agreement in a future filing with the Securities and Exchange Commission following its execution.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Incorporation of OptimizeRx Corporation (the “Company”) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-155280) filed on November 12, 2008.

3.2	Certificate of Correction, dated April 30, 2018. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3.3	Fourth Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
10.1	Amendment No. 4 to Financing Agreement, dated March 2, 2026. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: May 13, 2026
	By:	/s/ Stephen Silvestro
Stephen Silvestro
	Title:	Chief Executive Officer

OptimizeRx Corporation
Date: May 13, 2026
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial & Strategy Officer