Form 10-Q
period 2026-06-30
OptimizeRx Corp
filed 2026-08-13
CIK 1448431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,835,951 common shares as of July 30, 2026.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Our condensed consolidated financial statements included in this Form 10-Q are as follows:

2	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025;
3	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025 (unaudited);
4	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025 (unaudited);
6	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (unaudited);
7	Notes to Condensed Consolidated Financial Statements (unaudited).

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$24,096	$23,365
Accounts receivable, net of allowance for credit losses of $260 and $260 at June 30, 2026 and December 31, 2025, respectively	24,796	37,752
Taxes receivable	2,328	752
Prepaid expenses and other	2,926	2,846
Total current assets	54,146	64,715
Property and equipment, net	122	106
Other assets
Goodwill	70,869	70,869
Patent rights, net	4,267	4,586
Technology assets, net	6,281	6,870
Customer relationships, net	28,162	29,340
Operating lease right-of-use assets	452	404
Security deposits and other assets	18	28
Total other assets	110,049	112,097
TOTAL ASSETS	$164,317	$176,918
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,250	$4,255
Accounts payable	1,323	1,636
Accrued expenses	5,389	11,591
Revenue share payable	813	3,086
Current portion of lease liabilities	227	193
Deferred revenue	709	503
Total current liabilities	9,711	21,264
Non-current liabilities
Long-term debt, net	17,757	21,421
Lease liabilities, net of current portion	246	234
Deferred tax liabilities, net	5,521	5,705
Total liabilities	33,235	48,624
Commitments and contingent liabilities (See Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 166,666,667 shares authorized, 20,574,233 and 20,500,986 shares issued at June 30, 2026 and December 31, 2025, respectively	21	20
Treasury stock, $0.001 par value, 1,741,397 shares held at June 30, 2026 and December 31, 2025	(2)	(2)
Additional paid-in-capital	211,486	207,512
Accumulated other comprehensive income (loss)	11	—
Accumulated deficit	(80,434)	(79,236)
Total stockholders’ equity	131,082	128,294
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,317	$176,918
    The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$20,504	$29,195	$40,348	$51,123

Expenses
Cost of revenues, exclusive of depreciation and amortization presented separately below	4,816	10,560	9,728	19,144
Sales and marketing	5,528	5,865	10,257	10,850
General and administrative	3,702	3,909	7,215	8,466
Research and development	3,274	3,092	6,676	6,344
Stock-based compensation	2,208	1,488	4,036	3,046
Depreciation and amortization	1,064	1,074	2,128	2,168
Total expenses	20,592	25,988	40,040	50,018
Income from operations	(88)	3,207	308	1,105
Other income (expense)
Interest expense	(1,127)	(1,603)	(2,282)	(2,899)
Other income	38	37	76	76
Interest income	81	90	158	177
Total other expenses, net	(1,008)	(1,476)	(2,048)	(2,646)
Income (loss) before provision for income taxes	(1,096)	1,731	(1,740)	(1,541)
Income tax benefit (expense)	393	(199)	542	874
Net income (loss)	$(703)	$1,532	$(1,198)	$(667)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11	—	11	—
Comprehensive income (loss)	$(692)	$1,532	$(1,187)	$(667)

Weighted average number of shares outstanding – basic	18,785,596	18,510,834	18,773,638	18,490,931
Weighted average number of shares outstanding – diluted	18,785,596	19,015,496	18,773,638	18,490,931
Income (loss) per share – basic	$(0.04)	$0.08	$(0.06)	$(0.04)
Income (loss) per share – diluted	$(0.04)	$0.08	$(0.06)	$(0.04)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share data, unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss) Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance January 1, 2026	20,500,986	$20	(1,741,397)	$(2)	$207,512	$—	$(79,236)	$128,294

Stock-based compensation expense
Options	—	—	—	—	805	—	—	805
Restricted stock	—	—	—	—	1,023	—	—	1,023
Issuance of common stock
For options exercised	1,264	—	—	—	—	—	—	—
For restricted stock units vested	4,222	1	—	—	(17)	—	—	(16)
Net loss	—	—	—	—	—	—	(495)	(495)

Balance March 31, 2026	20,506,472	$21	(1,741,397)	$(2)	$209,323	$—	$(79,731)	$129,611

Stock-based compensation expense
Options	—	—	—	—	976	—	—	976
Restricted stock	—	—	—	—	1,232	—	—	1,232
Issuance of common stock
For restricted stock units vested	67,761	—	—	—	(45)	—	—	(45)
Foreign currency translation adjustment	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(703)	(703)

Balance June 30, 2026	20,574,233	$21	(1,741,397)	$(2)	$211,486	$11	$(80,434)	$131,082

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

Stock-based compensation expense
Options	—	—	—	—	573	—	573
Restricted stock	—	—	—	—	915	—	915
Issuance of common stock
For restricted stock units vested	63,202	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	1,532	1,532

Balance June 30, 2025	20,297,388	$20	(1,741,397)	$(2)	$204,301	$(85,035)	$119,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIMIZERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(1,198)	$(667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,128	2,168
Stock-based compensation	4,036	3,046
Amortization of debt issuance costs	635	611
Changes in:
Accounts receivable	12,956	4,700
Prepaid expenses and other assets	(81)	(958)
Accounts payable	(313)	(174)
Revenue share payable	(2,273)	(2,462)
Accrued expenses and other liabilities	(6,190)	4,138
Operating lease liabilities	(2)	9
Deferred tax liabilities	(184)	(1,033)
Taxes receivable and payable	(1,576)	(964)
Deferred revenue	206	11
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,144	8,425

INVESTING ACTIVITIES:
Purchases of property and equipment	(56)	(37)
Capitalized software development costs	—	(91)
NET CASH USED IN INVESTING ACTIVITIES	(56)	(128)

FINANCING ACTIVITIES:
Cash paid for employee withholding taxes related to the vesting of restricted stock units	(63)	(92)
Proceeds from term loan, net of issuance costs	24,298	—
Repayment of long-term debt	(31,603)	(5,000)
NET CASH USED IN FINANCING ACTIVITIES	(7,368)	(5,092)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	731	3,205
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,365	13,380
CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,096	$16,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,566	$3,409
Cash paid for income taxes	$1,223	$1,087
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
The condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared by us without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2026, and our results of operations and comprehensive income (loss), changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025, have been made. Those adjustments consist of normal and recurring adjustments. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of that date. We operate a single reporting segment and, accordingly, use our consolidated net income (loss) as our measure of profit and loss.
The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, while expenses are translated using average exchange rates for the applicable period. Resulting foreign currency translation adjustments are recognized in other comprehensive income (“OCI”) and accumulated within accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheets. Changes in the cumulative foreign currency translation adjustment are presented in the condensed consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses arising from transactions denominated in currencies other than an entity’s functional currency are recognized in other expense, net, in the condensed consolidated statements of operations and comprehensive income (loss).
Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements and notes thereto to conform to current year presentation with no impact to net income in any period.
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
The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.
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
Segment Reporting
We operate in one reportable segment and use consolidated net income (loss) as our measure of segment profit and loss. Overall, our business involves connecting life sciences companies to patients and providers. We have a common customer base of life sciences customers geographically located in the U.S. for all of our solutions, which primarily focus on all communications between our life sciences customers and healthcare providers or patients. We do not prepare separate internal income statements by solution as our focus is on selling enterprise arrangements covering multiple solutions that span the entire patient journey with a specific brand.
Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”). The CODM allocates resources and assesses performance of the business and other activities at the operating segment level. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the condensed consolidated statements of operations and comprehensive income (loss) as consolidated net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The CODM uses consolidated net income (loss) to evaluate the income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation. The CODM also regularly reviews the condensed consolidated statements of operations and comprehensive income (loss) for segment expenses, of which the significant expenses are related to cost of revenues, exclusive of depreciation and amortization, sales and marketing, general and administrative, research and development, stock-based compensation and depreciation and amortization. Since we operate as a single reportable segment, the measure of the segment profit or loss and related financial information is consistent with the amounts presented in the condensed consolidated financial statements.
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
NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. We account for marketable equity securities in accordance with Accounting Standards Codification (“ASC”) 321-10, Investments - Equity Securities, as the shares have a readily determinable fair value quoted on the national stock exchange and are classified within Level 1 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, we recorded $8,831 and $8,659, respectively, of money market funds at approximate fair value.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS
Goodwill
Our goodwill is related to the acquisitions of Medicx Health in 2023, EvinceMed in 2022, RMDY Health, Inc. in 2019 and CareSpeak Communications in 2018. Goodwill is not amortizable for financial statement purposes.

Goodwill is tested for impairment at a reporting segment level at least annually, as of December 31, or on an interim basis if an event occurs or circumstances change. The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three and six months ended June 30, 2026 or 2025.
Intangible Assets
Intangible assets included on the condensed consolidated balance sheets consist of the following:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$6,838	$2,571	$4,267	6.3
Technology assets	9,585	3,304	6,281	6.5
Customer relationships	34,923	6,761	28,162	12.1
Total intangible assets	$51,346	$12,636	$38,710

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life Remaining
Patent rights	$6,838	$2,252	$4,586	6.8
Technology assets	9,585	2,715	6,870	7.0
Customer relationships	34,923	5,583	29,340	12.6
Total intangible assets	$51,346	$10,550	$40,796
The Company recorded impairment charges of $0 in the three and six months ended June 30, 2026 and $368 against the value of our intangible assets during the year ended December 31, 2025. In 2023, the Company licensed certain technology to a customer under a two-year agreement. Upon receiving notice that the contract would not be renewed in 2025, and as the Company no longer utilizes the underlying technology, the patents and tradenames associated with this technology

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 4 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

were determined to be fully impaired. Accordingly, an impairment charge of $368 was recorded and included in impairment charges within the condensed consolidated statements of operations and comprehensive income (loss).
The Company recorded amortization expense of $1,044 and $2,087 and $1,048 and $2,115 in the three and six months ended June 30, 2026 and 2025, respectively. Expected future amortization expense of the intangible assets as of June 30, 2026 is as follows:

Year ended December 31,
2026 (remainder)	$2,069
2027	3,857
2028	3,709
2029	3,676
2030	3,676
Thereafter	21,723
Total	$38,710
NOTE 5 – LONG-TERM DEBT
Long-term debt, net comprised of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term loan, due in 2031	$19,688	$26,290
Less: current portion of long-term debt	(1,250)	(4,255)
Less: unamortized issuance costs	(681)	(614)
Long-term debt, net	$17,757	$21,421
On October 11, 2023, the Company entered into a Financing Agreement (the “Financing Agreement”) which provided for a term loan (the “Term Loan”) of $40,000, the net proceeds of which were used to partially finance the Medicx Health transaction. In connection with the Term Loan, the Company incurred issuance costs of $2,770, which were capitalized and are being amortized to interest expense over the life of the Term Loan.
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
On May 7, 2026 (the “Closing Date”), the Company completed a debt refinancing and entered into a new credit agreement (the “Credit Agreement”) providing for senior secured credit facilities in an aggregate principal amount of $35,000, consisting of (i) a $10,000 revolving credit facility (the “Revolving Facility”), which includes a $250 letter of credit subfacility and a swing line subfacility (with an initial swing line maximum amount of $0), and (ii) a $25,000 term loan facility (the “New Term Loan”), which was funded in a single advance on the Closing Date. In addition, the Credit Agreement provides for an uncommitted incremental accordion feature of up to $25,000 of additional revolving and/or term loan commitments, subject to customary conditions, including a pro forma total net leverage ratio of no greater than 2.25 to 1.00 and a limit of three incremental increases during the term. In connection with the New Term Loan, the

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 5 - LONG-TERM DEBT (CONTINUED)

Company incurred issuance costs of $702, which were capitalized and are being amortized to interest expense over the life of the New Term Loan.
Amortization of debt issuance costs for the three and six months ended June 30, 2026 and 2025 was $277 and $635 and $437 and $611, respectively. The 2026 amortization amounts include a $232 write off of debt issuance costs related to the Term Loan.
The Revolving Facility and the New Term Loan mature on the earliest of (a) May 7, 2031, (b) the date of acceleration of the obligations following an event of default, and (c) the date of prepayment in full and termination of the commitments. The Term Loan amortizes in quarterly principal installments of $313, with the remaining outstanding principal balance due at maturity.
During the three and six months ended June 30, 2026 and 2025, the Company made total principal repayments of $28,911 and $31,603 and $4,500 and $5,000, respectively. The 2026 principal repayments included a $23,598 repayment of the outstanding Term Loan.
Loans under the Credit Agreement bear interest, at the Borrower’s election, at a rate per annum equal to either the Base Rate or Term Secured Overnight Financing Rate (“SOFR”) (the “Tranche Rate”), in each case plus an applicable margin determined by reference to a pricing grid based on the Company’s total net leverage ratio, ranging from 0.75% to 1.50% for Base Rate loans and from 1.75% to 2.50% for Term SOFR loans. The Company is also required to pay (i) an unused line fee of 0.25% per annum on the undrawn portion of the Revolving Facility, (ii) a letter of credit fronting fee of 0.125% per annum, and (iii) a closing fee of $87.5, which was fully paid on May 7, 2026. Upon the occurrence and during the continuance of certain events of default, the applicable interest rate may be increased by 2.00% per annum.
As of June 30, 2026, the New Term Loan bears interest at 5.9%, with an effective interest rate of 6.5% for the three months ended June 30, 2026, including the impact of amortization of debt issuance costs.
The obligations under the Credit Agreement are guaranteed by each direct and indirect subsidiary of the Company (other than excluded foreign subsidiaries and excluded domestic holding companies) and are secured by a first-priority security interest in substantially all personal property of the Borrower and the other Loan Parties and a pledge of the equity interests of their subsidiaries, with the pledge of voting stock of first-tier foreign subsidiaries and excluded domestic holding companies limited to 65% to the extent a greater pledge would result in material adverse U.S. federal income tax consequences.
The Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, acquisitions (subject to customary permitted acquisition conditions, including a pro forma total net leverage ratio of no greater than 2.50 to 1.00 and consideration not exceeding $5,000 per acquisition), asset dispositions, restricted payments, transactions with affiliates, mergers and prepayments of other indebtedness. The Credit Agreement also requires the Company to maintain, tested quarterly, (i) a minimum fixed charge coverage ratio of 1.20 to 1.00 and (ii) a maximum total net leverage ratio of 2.75 to 1.00.
The Company was in compliance with its financial covenants as of June 30, 2026.
The Credit Agreement contains customary events of default, including non-payment, breach of covenants, cross-default to other material indebtedness in excess of a $1,500 threshold, bankruptcy and insolvency events, material judgments, certain ERISA events, a change of control, and the invalidity of any loan document or lien. Upon the occurrence of an event of default, the Agent may, among other remedies, accelerate the obligations and exercise rights against the collateral.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 5 - LONG-TERM DEBT (CONTINUED)

Payments due on the Term Loan in each of the next five years subsequent to June 30, 2026, are as follows:

As of June 30, 2026

2026 (remainder)	$625
2027	1,250
2028	1,250
2029	1,250
2030	1,250
Thereafter	14,063
$19,688
NOTE 6 – LEASES
We had operating leases with terms greater than 12 months for office space in four multi-tenant facilities, which are recorded as operating lease right-of-use assets and operating lease liabilities within the condensed consolidated balance sheets.
For the three and six months ended June 30, 2026 and 2025, the Company’s lease cost consists of the following components, each of which is included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$62	$60	$122	$122
Short-term lease cost (1)	—	—	—	—
Total lease cost	$62	$60	$122	$122

(1) Short-term lease cost includes any lease with a term of less than 12 months.
The table below presents the future minimum lease payments to be made under operating leases in each of the remainder of the current and next three fiscal years and thereafter:

As of June 30, 2026

2026 (remainder)		$125
2027		251
2028		129
Total	—	505
Less: discount	—	32
Total lease liabilities	$—	$473
The weighted average remaining lease term at June 30, 2026 for the operating leases is 2.01 years, and the weighted average discount rate used in calculating the operating lease asset and liability is 6.53%. Cash paid for amounts included in the measurement of lease liabilities was $107 and $100 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, payments on lease obligations were $123 and $114, respectively, and amortization on the right of use assets was $122 and $122, respectively.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company had 10,000,000 shares of preferred stock, $0.001 par value per share, authorized as of June 30, 2026. No shares were issued or outstanding in the three and six months ended 2026 or 2025.
Common Stock
The Company had 166,666,667 shares of common stock, $0.001 par value per share, authorized as of June 30, 2026. There were 18,832,836 and 18,759,589 shares of common stock outstanding, net of shares held in treasury of 1,741,397 and 1,741,397 at June 30, 2026 and December 31, 2025, respectively.
During each of the three and six months ended June 30, 2026, the Company issued no and 1,264, shares of our common stock, respectively, and received no proceeds in connection with the exercise of options under our 2013 Incentive Plan (the “2013 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”). During the three and six months ended June 30, 2025, the Company issued no shares of our common stock and received no proceeds in connection with the exercise of options under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net exercise method, whereby the number of shares issued upon exercise was reduced to cover the aggregate exercise price and applicable tax withholding obligations. Of the shares issued to participants during the six months ended June 30, 2026 and 2025, respectively, 3,310 and 0 shares, valued at $23 and $0, were surrendered and subsequently cancelled.
The Company issued 76,239 and 82,573 shares of our common stock, respectively, in the three and six months ended June 30, 2026, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. The Company issued 63,202 and 102,691 shares of our common stock, respectively, in the three and six months ended June 30, 2025, in connection with the vesting of restricted stock units under our 2013 Plan and our 2021 Plan. Some of the participants utilized a net withhold settlement method, in which shares were surrendered to cover tax withholdings. Of the shares issued to participants during the six months ended June 30, 2026 and 2025, respectively, 10,590 and 14,552 shares, valued at $62 and $93, were surrendered and subsequently cancelled.
Treasury Stock
During the quarter ended March 31, 2026, the Board of Directors of the Company (the “Board”) authorized a share repurchase program, under which the Company could repurchase up to $10,000 of its outstanding common stock. This stock repurchase authorization expires on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached.
During the three and six months ended June 30, 2026 and 2025, the Company did not repurchase any of its outstanding shares of common stock.
NOTE 8 – STOCK-BASED COMPENSATION
The Company sponsors two stock-based incentive compensation plans.
The first plan is known as the 2013 Plan and was established by the Board in June 2013. The 2013 Plan, as amended, authorized the issuance of 3,000,000 shares of Company common stock. The amended 2013 Plan was approved by stockholders. In connection with the adoption of a new plan in 2021, the Company froze the 2013 Plan. There were no shares of common stock underlying options and no shares of common stock underlying restricted stock unit awards were outstanding at June 30, 2026. At June 30, 2026, there were no shares available for grant under the 2013 Plan.
In 2021, the Company adopted a new plan known as the 2021 Plan. The 2021 Plan was established by the Board and approved by stockholders in August 2021. On June 5, 2024, at the 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for awards under the 2021 Plan by 1,950,000 shares for a total of 4,450,000 shares. On June 9, 2026, at the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2021 Plan to increase the number of shares of common stock available for awards under the 2021 Plan by 1,000,000 shares for a total of 5,450,000 shares. A

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

total of 2,111,555 shares of common stock underlying options and 782,419 shares of common stock underlying restricted stock unit awards were outstanding at June 30, 2026. At June 30, 2026, 1,512,213 shares were available for grant under the 2021 Plan.
Stock Options
The compensation cost that has been charged against income related to options for the three and six months ended June 30, 2026 and 2025 was $976 and $1,781 and $573 and $1,152, respectively. There is $4,918 of expense remaining to be recognized over a weighted average period of 2.00 years related to options outstanding at June 30, 2026. No income tax benefit was recognized in the consolidated statements of operations and no compensation was capitalized in any of the years presented. The total intrinsic value of outstanding options at June 30, 2026 was $486. The fair value of these instruments was calculated using the Black-Scholes option pricing model. During the three months ended June 30, 2026, the Company accelerated the recognition of $310 stock-based compensation expense related to previously granted options. The underlying vesting schedule of these awards was unchanged.
From time to time, the Company grants certain performance-based stock options, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $0 and $0 in expense related to these options recorded during the three and six months ended June 30, 2026, respectively. There was $8 and $16 in expense related to these options for the three and six months ended June 30, 2025, respectively. The fair value of these instruments was calculated using the Black-Scholes option pricing model.
Restricted Stock Units
The Company recognized compensation expense of $1,232 and $2,255 and $915 and $1,894 for the three and six months ended June 30, 2026 and 2025, respectively, related to restricted stock units. A total of $5,147 remains to be recognized at June 30, 2026 over a weighted average period of 1.72 years. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant. During the three months ended June 30, 2026, the Company accelerated the recognition of $278 stock-based compensation expense related to previously granted restricted stock units. The underlying vesting schedule of these awards was unchanged.
During the six months ended June 30, 2026 and 2025, certain participants utilized a net withhold settlement method, in which shares were surrendered to cover tax withholdings. Of the shares issued to participants during the six months ended June 30, 2026 and 2025, respectively, 10,590 and 14,552 shares, valued at $62 and $93, were surrendered and subsequently cancelled.
From time to time, the Company grants certain performance-based restricted stock units, the expense for which will be recorded over time once the achievement of the performance is deemed probable. There was $0 and $0 in expense related to these restricted stock units recorded during the three and six months ended June 30, 2026, respectively. There was $8 and $16 in expense related to these restricted stock units recorded for the three and six months ended June 30, 2025, respectively. The fair value of these instruments is based on the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.
Non-employee Director’s Compensation
The director’s compensation program calls for the grant of restricted stock units with a one year vesting period. The Company granted 189,843 restricted stock units to the non-employee directors during the three and six months ended June 30, 2026. The Company granted 49,340 restricted stock units to the non-employee directors during the three and six months ended June 30, 2025. There was $217 and $401 and $163 and $336 included in the compensation expense discussed above related to director’s compensation for the three and six months ended June 30, 2026 and 2025, respectively.
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
Revenues are primarily generated from content delivery activities in which we deliver financial, clinical, or brand messaging through a distribution network of e-prescribers and electronic health record technology providers (channel partners), directly to consumers, or from reselling services that complement the business. This content delivery for a customer is referred to as a program. Unless otherwise specified, revenue is recognized based on the selling price to customers. The Company also generates revenue through data subscriptions. Data subscriptions can be contracted on a stand-alone basis or as a complement to content delivery. Additional services include set-up and reporting. We consider these services to be complimentary to the primary performance obligation and recognized through performance of delivery of content or data.
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
In certain circumstances, the Company will offer sales rebates to customers based on spend volume. Rebates are typically contracted based on a quarterly or annual spend amount based on a volume threshold or tiered model. At the beginning of the year, the rebate percentage is estimated based on input from the sales team and analysis of prior year’s sales. Thereafter, the open contract balance for the customer is assessed quarterly to ensure the estimated rebate percentage being used for the rebate accrual remains reasonable. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the year ended December 31, 2025 and during the first six months of 2026, there were two and three, respectively, contracts with customers that included a rebate clause.
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
In some instances, the Company also resells messaging solutions that are available through channel partners that are complementary to the HCP marketing business and customer base. These partner specific solutions are frequently similar to our own solutions and revenue recognition for these programs is the same as described above. In instances where the Company sells solutions on a commission basis, net revenue is recognized based on the commission-based revenue split. In instances where we resell these messaging solutions and have all financial risk and significant operation input and risk. We record the revenue based on the gross amount sold and the amount paid to the channel partner as a cost of revenues. The

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 9 – REVENUES (CONTINUED)

amount of revenue recognized on a net basis was $8,088 and $6,325 for the six months ended June 30, 2026 and 2025, respectively.
The Company has several signed contracts with customers for the distribution of financial messaging, or other services, which include payment in advance. The payments are not recorded as revenue until the revenue is earned under its revenue recognition policy. Deferred revenue was $709 and $503 as of June 30, 2026 and December 31, 2025, respectively. These contracts are all short term in nature, and all revenue is expected to be recognized within 12 months, or less. The following is a summary of activity in the deferred revenue account for the three and six months ended June 30, 2026 and 2025, respectively:

	2026	2025
Balance January 1	$503	$473
Revenue recognized	(394)	(2,989)
Amount collected	560	3,027
Balance March 31	$669	$511
Revenue recognized	(2,108)	(5,416)
Amount collected	2,148	5,389
Balance June 30	$709	$484
Disaggregation of Revenue
Consistent with ASC 606, we have disaggregated our revenue by timing of revenue recognition. The majority of our revenue is recognized over time as solutions are provided. A small portion of our revenue related to program development, NPI data lists, and other solutions is recognized at a point in time upon delivery to customers. A breakdown is set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized over time	$20,495	$29,168	$40,254	$50,950
Revenue recognized at a point in time	9	27	94	173
Total revenue	$20,504	$29,195	$40,348	$51,123
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
The changes in the allowance for credit losses for the six months ended June 30, 2026 and 2025, were as follows:

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 9 – REVENUES (CONTINUED)

	2026	2025
Balance at January 1,	$260	$335
Provision for credit losses	—	—
Write-offs	—	—
Balance at March 31,	$260	$335
Provision for credit losses	—	—
Write-offs	—	(75)
Balance at June 30,	$260	$260
From time to time, we may record revenue based on our revenue recognition policies in advance of being able to invoice the customer. Included in accounts receivable are unbilled amounts of $3,920 and $3,943 at June 30, 2026 and December 31, 2025, respectively. Amounts billed in advance of revenue recognition are presented as deferred revenue on the condensed consolidated balance sheets. The accounts receivable balance as of December 31, 2024 was $38,212.
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
During the year ended December 31, 2010, the Company acquired the technical contributions and assignment of all exclusive rights to and for a key patent in process at the time from a former CEO, in exchange for a total payment in shares of common stock and options valued at $930 at the time of the acquisition and recorded the patent at that cost. That patent remains in patents rights on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
James Lang, one of our Board Members, in 2025, stepped down as the CEO, but remains as a director on the board of Eversana, a leading global provider of services to the life sciences industry. Eversana is similar to other customers from which we generate revenue, such as agencies or resellers. During the three and six months ended June 30, 2026 and 2025, we recognized $184 and $337 and $243 and $485, respectively, in revenue from contracts engaged with Eversana. These contracts were sourced by Eversana on behalf of its life science customers. The contracts are at market rates, were generated in the normal course of business, and in each instance approved by our Board's Audit Committee.
NOTE 11 – EARNINGS (LOSS) PER SHARE
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

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)
NOTE 11 – EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$(703)	$1,532	$(1,198)	$(667)

Denominator
Weighted average shares outstanding used in computing earnings (loss) per share
Basic	18,785,596	18,510,834	18,773,638	18,490,931
Effect of dilutive stock options, warrants, and stock grants	—	504,662	—	—
Diluted	18,785,596	19,015,496	18,773,638	18,490,931

Earnings (loss) per share
Basic	$(0.04)	$0.08	$(0.06)	$(0.04)
Diluted	$(0.04)	$0.08	$(0.06)	$(0.04)
The table below shows the number of common shares potentially issuable upon the exercise of certain options and the vesting of certain restricted stock units considered in the calculation of the diluted earnings (loss) per common share. Potential common shares that were anti-dilutive were excluded from the diluted earnings (loss) per common share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted average number of shares for the periods ended	2026	2025	2026	2025
Options	9,833	223,284	93,549	96,190
Unvested restricted stock unit awards	112,455	281,378	124,967	12,785
Total	122,288	504,662	218,516	108,975
NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES
Legal
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.
Commitments
From time to time, the Company enters into arrangements with partners to acquire minimum amounts of media, data or messaging capabilities. As of June 30, 2026, the Company had commitments for future minimum payments of $27,444 that will be reflected in cost of revenues during the years from 2026 through 2030. Minimum payments are due in the remainder of 2026 and fiscal 2027, 2028 and 2029 in the amounts of $7,590, $13,644, $5,155 and $1,055, respectively.

OPTIMIZERX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, excepts share and per share data, unaudited)

NOTE 13 – INCOME TAXES
The Company reported a benefit from income taxes of $393 and $542, respectively, for the three and six months ended June 30, 2026, representing an effective tax rate of 35.9% and 31.1%, respectively. The effective tax rate for the three and six months ended June 30, 2026 reflects the impact of certain permanent items, projected decreases in our valuation allowance during the year ended December 31, 2026 and discrete items related to stock-based compensation.
In assessing the need for a valuation allowance in the Company's federal and state taxing jurisdictions, management concluded that a partial valuation allowance was appropriate as of June 30, 2026. This determination was based on consideration of historical levels of income, projections for future periods, and the significant amount of tax deductions to be generated from the future exercise of stock options. The Company maintains a valuation allowance related to non-qualified stock options and certain state tax credits, as management believes it is more likely than not, based on the weight of available evidence, that these deferred tax assets will not be realized.
The Company reported a provision for income taxes of $199 and a benefit from income taxes of $874, respectively, for the three and six months ended June 30, 2025, representing an effective tax rate of 11.5% and 56.7%, respectively. The effective tax rate for the three and six months ended June 30, 2025 reflects the impact of certain permanent items and discrete items for the quarter related to projected decreases in our valuation allowance and to stock-based compensation.
As discussed in our annual report on Form 10-K for the year ended December 31, 2025, we had net operating loss carry-forwards for federal income tax purposes of approximately $8,500 as of December 31, 2025.
NOTE 14 – SUBSEQUENT EVENTS
Subsequent to quarter end, on July 9, 2026, the Company repaid approximately $3,000 of its New Term Loan, reducing the outstanding balance to $16,688.

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
OptimizeRx has historically generated revenue by delivering messages to HCPs via EHR systems and eRx platforms using our proprietary network of channel partners. We have gradually expanded our offerings to include audience development, audience creation, and media execution across different messaging types and media distribution channels.
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
Customer Concentration
Because the pharmaceutical industry is dominated by large companies with multiple brands, our revenue is concentrated in a relatively small number of companies. We have over 100 pharmaceutical manufacturers as customers, and our revenues are concentrated in these customers. Our top five customers represented approximately 47% and 49% of our revenue for the years ended December 31, 2025 and 2024, respectively. In 2025 and 2024, we had three customers and two customers, respectively, that represented more than 10% of our revenues. As disclosed in our net revenue discussion, one customer that accounted for approximately 10% of total revenue in fiscal 2025 did not generate revenue during the current period, and future revenue from this customer is uncertain. Loss or a year over year reduction in sales of one or more of our larger customers, or a loss of one or more of any of the pharmaceutical brands that purchase our solutions, could have a material negative impact on our operating results.
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
Impact of Macroeconomic Events
Unfavorable conditions in the economy may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including persistent inflation, elevated interest rates maintained by the U.S. Federal Reserve, ongoing most favored nations (“MFN”) pricing dynamics and ongoing geopolitical conflicts (including the wars in Ukraine and the Middle East) have contributed to sustained economic uncertainty. The implementation of broad-based U.S. tariffs and retaliatory tariffs by major trading partners in 2025 and 2026 has further disrupted global supply chains and contributed to renewed inflationary pressure in the domestic markets, which may continue over the next twelve months. In addition, continued high levels of employee turnover across the pharmaceutical industry, a slower pace of U.S. drug approvals, and reductions in force and policy shifts at the U.S. Food and Drug Administration and other federal health agencies over the past year have created additional uncertainty within our target customer markets. These macroeconomic factors have contributed to more measured customer spending patterns, which was a factor in our 21% revenue decline for the six months ended June 30, 2026. Historically, during periods of economic uncertainty and downturns, businesses may slow spending, which may impact our business and our customers’ businesses. Adverse changes in demand could impact our business, collection of accounts receivable and our expected cash flow generation, which may adversely impact our financial condition and results of operations.
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
Average revenue per top 20 pharmaceutical manufacturers. Average revenue per top 20 pharmaceutical manufacturer is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2025 revenue” over the last twelve months, divided by 20, representing the aforementioned pharmaceutical manufacturers highlighted on that list. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. Average revenue per top 20 pharmaceutical manufacturers decreased $436, or 14%, from $3,095 to $2,659 for the rolling twelve months ended June 30, 2026, as compared to the rolling twelve months ended June 30, 2025. The decrease is primarily due to reduced revenue from a small subset of the top 20 pharmaceutical manufacturers, including the impact of the customer that accounted for approximately 10% of fiscal 2025 revenue and from which the Company did not generate revenue during the current period, as discussed in the net revenues section below.

	Rolling Twelve Months Ended June 30,
	2026	2025
Average revenue per top 20 pharmaceutical manufacturers (in thousands)	$2,659	$3,095
Percent of total revenue attributable to top 20 pharmaceutical manufacturers. Percent of total revenue attributable to top 20 pharmaceutical manufacturers is calculated by taking the total revenue the Company recognized through pharmaceutical manufacturers listed in Fierce Pharma’s “The top 20 pharma companies by 2025 revenue” over the last twelve months, divided by our consolidated revenue over the same period. The Company uses this metric to monitor its progress in “landing and expanding” with key customers within its largest customer vertical and believes it also provides investors with a transparent way to chart our progress in penetrating this important customer segment. The decrease in the percentage of total revenue attributable to the top 20 pharmaceutical manufacturers primarily reflects lower revenue from the top 20 pharmaceutical manufacturers (including the customer discussed in the net revenues section), partially offset by growth in revenue from customers outside the top 20 pharmaceutical manufacturers.

	Rolling Twelve Months Ended June 30,
	2026	2025
Percent of total revenue attributable to top 20 pharmaceutical manufacturers	54%	59%
Net revenue retention. Net revenue retention is a comparison of revenue generated from all customers in the previous twelve-month period to total revenue generated from the same customers in the following twelve-month period (i.e., excludes new customer relationships for the most recent twelve-month period). The Company uses this metric to monitor its ability to improve its penetration with existing customers and believes it also provides investors with a metric to chart our ability to increase our year-over-year penetration and revenue with existing customers. The decline in net revenue retention for the period ending June 30, 2026, is primarily due to lower revenue from existing customers, driven principally by reduced revenue from a small subset of those customers.

	Rolling Twelve Months Ended June 30,
	2026	2025
Net revenue retention	90%	121%
Revenue per average full-time employee. We define revenue per average full-time employee (“FTE”), as total revenue over the last twelve months divided by the average number of employees over the last twelve months (i.e., the average between the number of FTEs at the end of the reported period and the number of FTEs at the end of the same period of the prior year). The Company uses this metric to monitor the productivity of its workforce and its ability to scale efficiently over time and believes the metric provides investors with a way to chart our productivity and scalability. Revenue per average FTE decreased $17, or 2%, from $767 to $750 for the rolling twelve months ended June 30, 2026, as compared to the rolling twelve months ended June 30, 2025. The decrease was due to lower revenue, partially offset by a decrease in the average FTE count during the last 12 months period.

	Rolling Twelve Months Ended June 30,
	2026	2025
Revenue per average full-time employee (in thousands)	$750	$767

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
The following tables set forth, for the periods indicated, the dollar value and percentage of net revenue represented by certain items in our condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,
	2026		2025
Net revenue	$20,504	100.0%	$29,195	100.0%
Expenses	20,592	100.4%	25,988	89.0%
Income from operations	(88)	(0.4)%	3,207	11.0%
Other expenses	(1,008)	(4.9)%	(1,476)	(5.1)%
Income (loss) before provision for income taxes	(1,096)	(5.3)%	1,731	5.9%
Income tax benefit (expense)	393	1.9%	(199)	(0.7)%
Net income (loss)	$(703)	(3.4)%	$1,532	5.2%
* Balances and percentage of net revenue information may not add due to rounding

	Six Months Ended June 30,
	2026		2025
Net revenue	$40,348	100.0%	$51,123	100.0%
Expenses	40,040	99.2%	50,018	97.8%
Income (loss) from operations	308	0.8%	1,105	2.2%
Other expenses	(2,048)	(5.1)%	(2,646)	(5.2)%
Loss before provision for income taxes	(1,740)	(4.3)%	(1,541)	(3.0)%
Income tax benefit	542	1.3%	874	1.7%
Net loss	$(1,198)	(3.0)%	$(667)	(1.3)%
* Balances and percentage of net revenue information may not add due to rounding
Net Revenues
Our net revenue decreased 30% to $20,504 for the three months ended June 30, 2026 from $29,195 from the same period in 2025. Our net revenue decreased 21% to $40,348 for the six months ended June 30, 2026 from $51,123 from the same period in 2025. The decrease in net revenue was primarily attributable to an $8,400 decline in revenue from a low-margin managed service program which represented approximately 9.8% of total revenue in 2025. The Company is no longer actively supporting these types of low-margin managed service contracts. In addition, the Company did not generate revenue during the current period from a customer that accounted for approximately 10% of total revenue in fiscal 2025. While the master service agreement with this customer remains in effect, future revenue is uncertain and may be lower than in prior periods. This decrease is also attributable to some short to intermediate term disruption from prior year Most Favored Nations pricing negotiations and other macroeconomic factors leading to more measured customer spending. These decreases were partially offset by increased spending from new and existing customers.
Expenses
Expenses decreased 21% to $20,592 for the three months ended June 30, 2026 from $25,988 for the same period in 2025, a reduction of $5,396. For the six months ended June 30, 2026, expenses decreased 20% to $40,040 from $50,018 for the six months ended June 30, 2025, a reduction of $9,978. The detail by major category is reflected in the next table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues, exclusive of depreciation and amortization presented separately below	$4,816	$10,560	$9,728	$19,144
Sales and marketing	5,528	5,865	10,257	10,850
General and administrative	3,702	3,909	7,215	8,466
Research and development	3,274	3,092	6,676	6,344
Stock-based compensation	2,208	1,488	4,036	3,046
Depreciation and amortization	1,064	1,074	2,128	2,168
Total expenses	$20,592	$25,988	$40,040	$50,018
Our total cost of revenues, composed primarily of revenue-share expense paid to our channel partners, decreased for the three months ended June 30, 2026 to $4,816 compared to $10,560 for the same period of 2025. Our cost of revenues as a percentage of revenue decreased to approximately 23% for the three months ended June 30, 2026 from approximately 36% for the three months ended June 30, 2025. Our cost of revenues decreased for the six months ended June 30, 2026 to $9,728 compared to $19,144 for the six months ended June 30, 2025. Our cost of revenues as a percentage of revenue decreased to approximately 24% for the six months ended June 30, 2026 from approximately 37% for the six months ended June 30, 2025. This improvement in our cost of revenues as a percentage of revenues was primarily a result of solution and channel partner mix. In addition, the prior year period included a large DTC managed service program that operated at lower margins. This program concluded in the third quarter of 2025 and the Company has since shifted its focus toward higher-margin solutions.
Sales and marketing decreased to $5,528 for the three months ended June 30, 2026 from $5,865 for the three months ended June 30, 2025, a decrease of $337, or 6%. Sales and marketing decreased to $10,257 for the six months ended June 30, 2026 from $10,850 for the six months ended June 30, 2025, a decrease of $593, or 5%. This a decrease in both periods is primarily a result of a decrease in commission expense,
General and administrative decreased to $3,702 for the three months ended June 30, 2026 from $3,909 for the three months ended June 30, 2025, a decrease of $207, or 5%, and decreased to $7,215 for the six months ended June 30, 2026 from $8,466 for the six months ended June 30, 2025, a decrease of $1,251, or 15%. This a decrease in both periods reflects cost savings realized across various expense categories as a result of ongoing efficiency initiatives. The decrease for the six months period was primarily driven by a $2,000 reduction in performance based bonuses and a $527 decrease in legal fees, partially offset by a $1,700 increase in severance costs related to organizational restructuring.
Research and development increased to $3,274 for the three months ended June 30, 2026 from $3,092 for the three months ended June 30, 2025, an increase of $182, or 6%. Research and development increased to $6,676 for the six months ended June 30, 2026 from $6,344 for the six months ended June 30, 2025, an increase of $332, or 5%. The increase in both periods was primarily attributable to higher personnel-related costs, including organizational changes that shifted certain internal resources from supporting services to research and development, as well as increased efforts to support development initiatives. The Company's continued investment in research and development reflects its strategic commitment to product innovation, including enhancements to DAAP and the Company's patent-pending Natural Language Audience Builder (“NLAB”).
Stock-based compensation increased to $2,208 for the three months ended June 30, 2026 from $1,488 for the three months ended June 30, 2025, and increased to $4,036 for the six months ended June 30, 2026 from $3,046 for the six months ended June 30, 2025. The increase in both periods is primarily a result of the acceleration of $588 of stock-based compensation upon employee terminations during the three months ended June 30, 2026.
Depreciation and amortization remained consistent at $1,064 for the three months ended June 30, 2026 from $1,074 for the three months ended June 30, 2025, and remained consistent at $2,128 for the six months ended June 30, 2026 from $2,168 for the six months ended June 30, 2025.

Other income (expense)
Interest expense decreased to $1,127 for the three months ended June 30, 2026 from $1,603 for the three months ended June 30, 2025, and decreased to $2,282 for the six months ended June 30, 2026 from $2,899 for the six months ended June 30, 2025. Interest expense represents interest charges on our Term Loan and New Term Loan, together with the amortization of the related issuance costs. The decrease in both periods is primarily a result of the decrease in the interest rate on the New Term Loan and a lower average principal balance for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 and for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025
Interest income decreased to $81 for the three months ended June 30, 2026 from $90 for the three months ended June 30, 2025, and decreased to $158 for the six months ended June 30, 2026 from $177 for the six months ended June 30, 2025. The variability in interest income is a result of the fluctuation in interest rates as the balance in the Company's money market account has remained consistent.
Income tax benefit (expense)
Income tax benefit was $393, or an effective rate of 35.8%, and income tax benefit was $542, or an effective rate of 31.1% for the three and six months ended June 30, 2026, respectively. Income tax expense was $199, or an effective rate of 11.5%, and income tax benefit of $874, or an effective rate of 56.7%, for the three and six months ended June 30, 2025, respectively. For further information, see Part I, Item I. “Financial Statements; Note 13 — Income Taxes.”
Net income (loss)
We had a net loss of $(703) for the three months ended June 30, 2026, as compared to net income of $1,532 during the three months ended June 30, 2025 and a net loss of $(1,198) for the six months ended June 30, 2026 as compared to a net loss of $(667) for the six months ended June 30, 2025. The reasons and specific components associated with the change are discussed above.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been cash receipts from customers and proceeds from equity offerings. On May 7, 2026 (the “Closing Date”), the Company completed a debt refinancing and entered into a new credit agreement (the “Credit Agreement”) providing for senior secured credit facilities in an aggregate principal amount of $35,000 on the Closing Date, consisting of (i) a $10,000 revolving credit facility (the “Revolving Facility”), which includes a $250 letter of credit subfacility and a swing line subfacility (with an initial swing line maximum amount of $0), and (ii) a $25,000 term loan facility (the “New Term Loan”). As of June 30, 2026, the total principal balance outstanding on the New Term Loan was approximately $19,688 and we were in compliance with all of the financial covenants of the New Term Loan. The New Term Loan matures on May 7, 2031.
As of June 30, 2026, we had total current assets of $54,146, compared with current liabilities of $9,711, resulting in working capital of $44,435 and a current ratio of approximately 5.6 to 1. This represents an increase from our working capital of $43,451 and an increase from the current ratio of 3.0 to 1 at December 31, 2025.
We believe that funds generated from operations, together with existing cash of approximately $24,096 and our $10,000 undrawn Revolving Facility, will be sufficient to finance our current operations and meet our obligations under the New Term Loan for the next twelve (12) months. In addition, we believe we can generate the cash needed to operate beyond the next 12 months from operations. However, we may seek additional debt, equity financing, or lines of credit to supplement cash from operations to fund acquisitions or strategic partner relationships, make capital expenditures, and satisfy working capital needs. We currently have an effective shelf registration statement, which allows us to issue, from time to time, up to $75,000 of any combination of our common stock, preferred stock, debt securities, warrants, or units.
On March 5, 2026, the Company announced that its’ Board authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. This share repurchase authorization was effective on March 12, 2026 and will expire on the earlier of March 15, 2027 or when the repurchase of $10,000 of shares has been reached, if earlier. As of June 30, 2026, no shares had been repurchased under this program.

The Company’s repurchase of shares may take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The Company intends to finance purchases, if any, under this program using its available cash and cash equivalents. The Board may modify, suspend, extend or terminate the repurchase program at any time.
Cash Flows
Following is a table with summary data from the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, as presented (in thousands).

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$8,144	$8,425
Net cash used in investing activities	(56)	(128)
Net cash used in financing activities	(7,368)	(5,092)
Effect of exchange rate changes on cash and cash equivalents	11	—
Net increase in cash and cash equivalents	$731	$3,205
Our operating activities provided $8,144 during the six months ended June 30, 2026, compared with $8,425 in the same period in 2025. The net decrease in net cash provided by operating activities was mainly attributable to a $531 increase in net loss partially offset by a $195 decrease in cash flows from deferred revenue.
Investing activities used $56 during the six months ended June 30, 2026, compared with $128 in the same period in 2025. The decrease in net cash used in investing activities was mainly attributed to a decrease in capitalization of internally developed software.
Financing activities used $7,368 during the six months ended June 30, 2026, compared with $5,092 in the same period in 2025. The increase in net cash used for financing activities was primarily related to a $26,603 increase in repayments of long-term debt partially offset by a $24,298 increase in proceeds from the New Term Loan.
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
Off-Balance Sheet Arrangements
From time to time, the Company enters into arrangements with channel partners to acquire minimum amounts of media, data or messaging capabilities. As of June 30, 2026, the Company had commitments with channel partners for future minimum payments of $27,444 that will be reflected in cost of revenues during the remainder of 2026 and years from 2027 through 2030. See Part I, Item 2. “Financial Statements; Note 12 – Commitments and Contingent Liabilities.”

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
Ongoing Remediation of Remaining Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, a material weakness in our internal control over financial reporting was identified which related to controls ensuring that data received from third-party service organizations were complete and accurate. In 2025, we remediated the material weakness with respect to three of the four third-party service organizations and the material weakness with respect to the remaining one third-party service organization is in the process of full remediation.
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
a.The Company requires each third-party service organization to provide us, at least annually, a SOC-1 Type 2 audit report, with adequate complimentary user entity controls to ensure the data we received are complete and accurate. We rely upon a SOC-1 Type 2 audit report from each third-party service organization attesting to its internal controls.
b.If a SOC-1 Type 2 audit report is not available, the Company evaluates each third-party’s relevant system(s) and control environment reporting directly through process and control reviews and at times, formal substantive testing of such third-party’s control environment to ensure the data we received are complete and accurate.
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
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
During the second quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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
10.1*
Credit Agreement, dated May 7, 2026, among the Company, the other loan parties, the lenders thereto, and Fifth Third. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2026.

10.2*†	Separation and Advisory Agreement, dated June 1, 2026, by and between Theresa Greco and the Company.
10.3*	Amendment No. 2 to the OptimizeRx 2021 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2026.
31.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
† Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OptimizeRx Corporation
Date: August 13, 2026
	By:	/s/ Stephen Silvestro
Stephen Silvestro
	Title:	Chief Executive Officer

OptimizeRx Corporation
Date: August 13, 2026
	By:	/s/ Edward Stelmakh
Edward Stelmakh
	Title:	Chief Financial & Strategy Officer